Form 10-Q
period 1995-06-30
ELDORADO ARTESIAN SPRINGS INC
filed 1995-08-09
CIK 796124

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1995

Commission File Number: 33-6738-D

                         Eldorado Artesian Springs, Inc.
        (Exact name of registrant as specified in its charter as amended)

                 Colorado                                   84-0907853
---------------------------------------------     ------------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
              or organization)                          Identification No.)


                 P.O. Box 445, Eldorado Springs, Colorado 80025
              -----------------------------------------------------
              (Address of principal executive offices)   (Zip Code)

                                 (303) 499-1316
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
   ------   ------

Number shares of common stock outstanding at the latest practicable date, June 30, 1995: 32,164,948 with 56,045 shares in the treasury.

                         Eldorado Artesian Springs, Inc.
                            Form 10-Q, June 30, 1995

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I - Financial Information

        Balance Sheet as of March 31, 1995 and
        June 30, 1995                                                          3

        Statement of Operations for the three month
        ended June 30, 1995 and June 30, 1994                                  4

        Statement of Cash Flow for the three month
        ended June 30, 1995 and June 30, 1994                                  5

        Notes to Financial Statements                                          6

        Management's Discussion and Analysis of Financial
        Condition & Results of Operations                                      7

Part II - Other Information                                                    8

Signature Page                                                              9-10


                             --------------------------



    The financial statements for the year ended March 31, 1995 have been audited, and the financial statements have not been audited for the three months ended June 30, 1995 or 1994. However, the management of Eldorado Artesian Springs, Inc. believes that all necessary adjustments have been reflected to present fairly the Company's financial position at June 30, 1995 and the results of its operations and cash flows for the three months ended June 30, 1995.

                         ELDORADO ARTESIAN SPRINGS, INC.
                                  Balance Sheet


                                                          June 30, 1995             March 31, 1995
                                                          -------------             --------------
                                      Assets
Current Assets
     Cash                                                   $   62,306               $   44,120
     Accounts Receivable
         Trade Net                                             214,002                  195,673
         Other                                                   6,345                    5,078
     Inventories                                                85,489                   91,472
     Prepaid Expenses and Other                                 19,412                   37,126
                                                          -------------             --------------
              Total Current Assets                             387,554                  373,469
                                                          -------------             --------------

Property, Plant & Equipment (net of depreciation)              980,726                  918,778
                                                          -------------             --------------

Other Assets
     Notes Receivable - stockholders                            40,644                   40,088
     Water Rights - net                                        126,959                  128,081
     Other - net                                               132,832                  111,463
                                                          -------------             --------------
              Total Other Assets                               300,435                  279,632
                                                          -------------             --------------
Total                                                        1,668,715                1,571,879
                                                          -------------             --------------
                                                          -------------             --------------

                          Liabilities and Stockholders' Equity
Current Liabilities
     Accounts Payable                                           69,850                   46,244
     Accured Expenses                                           63,968                   48,025
     Unearned Income                                            10,483                   12,268
     Current Maturities                                        181,751                  155,327
                                                          -------------             --------------
         Total Current Liabilities                             326,052                  261,864
                                                          -------------             --------------

Long Term Debt                                               1,082,828                1,034,859
     Deferred Income Taxes                                                               16,240
                                                          -------------             --------------
                                                                                      1,051,099
Equity
     Common Stock                                               32,165                   32,165
     Additional Paid-in Capital                                266,303                  266,303
     Accumulated Deficit                                       (27,357)                 (27,357)
     Less Cost of Treasury Stock                               (12,195)                 (12,195)
     Net Earnings                                                  919                    --
                                                          -------------             --------------
              Total Equity                                     259,835                  258,916
                                                          -------------             --------------
Total                                                        1,668,715                1,571,879
                                                          -------------             --------------
                                                          -------------             --------------

                                       -3-

                         ELDORADO ARTESIAN SPRINGS, INC.
                             Statement of Operations

                                                                  June
                                                 -------------------------------------
                                                   1995                       1994
                                                 -----------               -----------
Revenue
    Water and Related                            $  480,631                $  375,325
    Pool                                             12,707                    31,586
    Rentals                                           9,915                    10,115
    Returns and Allowances                           (3,871)                   (2,292)
                                                 -----------               -----------
             Net Revenue                            499,382                   414,734

Cost of Goods Sold                                   79,427                    54,002
                                                 -----------               -----------

Gross Profit                                        419,955                   360,732
                                                 -----------               -----------

Operating Expenses
    Salaries and Related                            210,682                   154,651
    Administrative and General                       63,879                    58,273
    Selling and Delivery                             68,755                    58,832
    Depreciation and Amortization                    43,974                    34,464
                                                 -----------               -----------
                                                    387,290                   306,220
                                                 -----------               -----------
Operating Income                                     32,665                    54,512
                                                 -----------               -----------

Other Income (expense)
    Interest Income                                     826                       634
    Interest Expense                                (32,572)                  (24,618)
                                                 -----------               -----------

Net Income (loss)                                       919                    30,528
                                                 -----------               -----------
                                                 -----------               -----------

Net Income Per Common Share                              --                        --
                                                 -----------               -----------

Weighted Average Number of Shares Outstanding    32,164,948                32,164,948
                                                 -----------               -----------
                                                 -----------               -----------


                         ELDORADO ARTESIAN SPRINGS, INC.
                             Statement of Cash Flows

                                                                            June 30
                                                          --------------------------------------
                                                             1995                       1994
                                                          -----------                -----------
Cash Flows From Activities
    Net Income                                              $    919                  $  30,528
    Adjustments to Reconcile
        Depreciation and Amortization                         43,974                     34,464
                                                          -----------                -----------
    Changes in Assets and Liabilities
             Accounts Receivable                             (19,596)                   (12,375)
             Inventory                                         5,983                     (3,058)
             Prepaid Expenses and Other                       17,714                      6,644
             Accounts Payable                                 23,606                     24,289
             Accrued Expenses                                 15,943                     19,357
             Unearned Income                                  (1,785)                    (1,348)
                                                          -----------                -----------

                  Net Cash From Operating Activities          86,758                     98,501

Cash Flows From Investing
    Purchase of Property and Equipment                      (104,800)                   (92,156)
    Increase in Note Receivable                                 (556)                      (556)
                                                          -----------                -----------
                  Net Cash Investing                        (105,356)                   (92,712)
                                                          -----------                -----------

Cash Flows From Financing Activities
    Additions to Long-Term Debt                               98,640                     71,140
    Loan Fees and Other Assets                               (21,369)                    (7,010)
    Payments on Long-Term Debt                               (40,487)                   (26,293)
                                                          -----------                -----------
                  Net Cash Flows From Financing               36,784                     37,837
                                                          -----------                -----------

Net Increase (Decrease) in Cash                               18,186                     43,626

Cash -- beginning                                             44,120                     41,962
                                                          -----------                -----------

Cash -- ending                                                62,306                     85,588
                                                          -----------                -----------
                                                          -----------                -----------

                                       -5-

                          NOTES TO FINANCIAL STATEMENTS


OPINIONS OF MANAGEMENT

A. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995, the results of operations and cash flow for the period then ended.

B. In the opinion of management, the results of operations for the three months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

C. Summary of the Company's significant accounting policies are incorporated by reference to the Company's March 31, 1995 Annual Report filed under cover of Form 10-K.

D. The financial statements presented were prepared on a proforma consolidated basis. This gives effect to the combination of Eldorado Artesian Springs, Inc. and Lexington Funding, Inc. as if it had occurred April 1, 1986. This business combination was accounted for as a reverse acquisition using the purchase method in a manner similar to a pooling of interests. The management of Eldorado Artesian Springs, Inc. has retained control of the combined entity.

E. Income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION



Revenues for the three months ended June 30, 1995 were $499,382; up 20.4% over the same period a year ago. However, cost of goods sold increased 47% from the same period a year ago, labor costs increased 36.2%, and depreciation increased 27.6%. The cost increases when combined with unseasonably cold and wet weather had a negative impact on profitability. Net income for the three months ended June 30, 1995 was $919; down 97% from the $30,528 reported for the same period a year ago.

Interest expense for the quarter was $32,572 versus $24,618 a year ago. This increase is result of the Company financing equipment additions with debt. The aforementioned increases in depreciation expense also reflect these equipment additions. These equipment additions also impact the liquidity of the Company by increasing the current maturities of debt. The net effect is that the equipment added between June 30, 1994 and June 30, 1995 was done so in order to handle the anticipated volumes expected, but due to unseasonable weather, unit sales volume and revenues were less than expected, culminating in the substantial drop in net income and underutilization of assets.

The Company has historically financed additions to property, plant, and equipment through additions to debt. Most of this financing is provided by manufacturer's programs as they related to additional bottled water dispensers. While these sources of capital continue to be available to the Company, it is becoming quite apparent that financing excessive growth with all debt capital makes the Company quite vulnerable to such things as bad weather, less than expected growth, and decreases in revenue. Therefore, management has undertaken the task of adding equity capital to the Company. While no funds have been acquired and no additional shares issued at this time, management believes it must be done. In an effort to reduce the aggregate payments made to service the Company debt, management is also seeking to restructure the combined debts into one note. Management believes this will have a positive impact on cash flow and profitability. In essence, even though the traditionally used methods of financing of the Company are still available, it is imperative that new financial structuring be done to allow the growth of the Company to reach its potential.

                          PART II -- OTHER INFORMATION



   Item 1 -- Legal Proceedings

   No legal proceedings have been filed on behalf of or against the Company, nor have any claims been made.

   Item 2 -- Change in Securities

   None

   Item 3 -- Defaults Upon Senior Obligations

   There have been no defaults on any securities. The Company has no obligations with regard to dividends and no preferred stock outstanding.

   Item 4 -- Submission of Matters to a Vote of the Security Holders

   None

   Item 5 -- Other Information

   None

                                   SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereonto duly authorized.




                                   ELDORADO ARTESIAN SPRINGS INC.


                                   By:/s/ Douglas Larson
                                      -------------------------------
                                      Douglas A. Larson, President



                                   By:/s/ Kevin Sipple
                                      -------------------------------
                                      Kevin M. Sipple, Secretary