Form 10-Q
period 1995-09-30
ELDORADO ARTESIAN SPRINGS INC
filed 1995-11-13
CIK 796124

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                 Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1995

Commission File Number: 33-6738-D

                       Eldorado Artesian Springs, Inc.
     (Exact name of registrant as specified in its charter as amended)

               Colorado                                   84-0907853
     -----------------------------                    -------------------
     (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                  Identification No.)

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

Yes   X   No
    ----     ----

Number shares of common stock outstanding at the latest practicable date, June 30, 1995: 32,164,948 with 56,045 shares in the treasury.

                       Eldorado Artesian Springs, Inc.
                        Form 10-Q, September 30, 1995


                             TABLE OF CONTENTS


                                                                        Page
                                                                        ----
Part I - Financial Information

         Balance Sheet as of March 31, 1995 and
         September 30, 1995                                              3

         Statement of Operations for the three and six months
         ended September 30, 1995 and September 30, 1994                 4

         Statement of Cash Flow for the three and six months
         ended September 30, 1995 and September 30, 1994                 5

         Notes to Financial Statements                                   6

         Management's Discussion and Analysis of Financial
         Condition & Results of Operations                             7-8

Part II - Other Information                                              9

Signature Page                                                          10

                               -------------------

   The financial statements for the year ended March 31, 1995 have been audited, and the financial statements have not been audited for the three months ended September 30, 1995 or 1994. However, the management of Eldorado Artesian Springs, Inc. believes that all necessary adjustments have been reflected to present fairly the Company's financial position at September 30, 1995 and the results of its operations and cash flows for the three months ended September 30, 1995.

                          ELDORADO ARTESIAN SPRINGS, INC.
                                   BALANCE SHEET

                                                SEPTEMBER 30, 1995    MARCH 31, 1995
                                                ------------------    --------------
                                   ASSETS
Current Assets
   Cash                                             $  115,930          $   44,120
   Accounts Receivable
       Trade Net                                       222,904             195,673
       Other                                             6,155               5,078
   Inventories                                          78,057              91,472
   Prepaid Expenses and Other                           27,324              37,126
                                                    ----------          ----------
            Total Current Assets                       450,370             373,469
                                                    ----------          ----------
Property, Plant & Equipment (net of depreciation)      990,844             918,778
                                                    ----------          ----------
Other Assets
   Notes Receivable - stockholders                      41,200              40,088
   Water Rights - net                                  125,837             128,081
   Other - net                                         134,153             111,463
                                                    ----------          ----------
            Total Other Assets                         301,190             279,632
                                                    ----------          ----------
Total                                                1,742,404           1,571,879
                                                    ==========          ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                     82,491              46,244
   Accured Expenses                                     41,623              48,025
   Unearned Income                                       8,657              12,268
   Current Maturities                                  167,420             155,327
                                                    ----------          ----------
       Total Current Liabilities                       300,191             261,864
                                                    ----------          ----------
Long Term Debt                                       1,057,105           1,034,859
   Deferred Income Taxes                                16,240              16,240
                                                    ----------          ----------
                                                     1,073,345           1,051,099
Equity
   Common Stock                                         32,165              32,165
   Additional Paid-in Capital                          266,303             266,303
   Accumulated Deficit                                 (27,357)            (27,357)
   Less Cost of Treasury Stock                         (12,195)            (12,195)
   Net Earnings                                        109,952                  --
                                                    ----------          ----------
            Total Equity                               368,868             258,916
                                                    ----------          ----------
Total                                                1,742,404           1,571,879
                                                    ==========          ==========

                         ELDORADO ARTESIAN SPRINGS, INC.
                             STATEMENT OF OPERATIONS

                                      3 MONTHS                          6 MONTHS
                            -------------------------------   -------------------------------
                            SEPT. 30, 1995   SEPT. 30, 1994   SEPT. 30, 1995   SEPT. 30, 1994
                            --------------   --------------   --------------   --------------
Revenue
   Water and Related        $   559,317       $  437,627       $ 1,039,948     $  812,952
   Pool                          65,335           48,368            78,042         79,954
   Rentals                        9,915            9,915            19,830         20,030
   Returns and Allowances        (4,284)          (3,727)           (8,155)        (6,019)
                            -----------      -----------       -----------    -----------
            NET REVENUE         630,283          492,183         1,129,665        906,917
Cost of Goods Sold               89,569           59,182           168,996        113,184
                            -----------      -----------       -----------    -----------
Gross Profit                    540,714          433,001           960,669        793,733
                            -----------      -----------       -----------    -----------
Operating Expenses
   Salaries and Related         226,330          208,519           437,012        363,170
   Administrative and
    General                      59,749           58,803           123,628        117,076
   Selling and Delivery          71,041           84,016           139,796        142,848
   Depreciation and
    Amortization                 43,974           34,496            87,948         68,960
                            -----------      -----------       -----------    -----------
                                401,094          385,834           788,384        692,054
                            -----------      -----------       -----------    -----------
Operating Income                139,620           47,167           172,285        101,679
                            -----------      -----------       -----------    -----------
Other Income (expense)
   Interest Income                  836              774             1,662          1,408
   Interest Expense             (31,423)         (26,981)          (63,995)       (51,599)
                            -----------      -----------       -----------
Net Income (loss)               109,033           20,960           109,952         51,488
                            ===========      ===========       ===========    ============
Net Income Per
 Common Share                        --               --                --             --
                            -----------      -----------       -----------    -----------
Weighted Average Number
 of Shares Outstanding       32,108,903       32,108,903        32,108,903     32,108,903
                            ===========      ===========       ===========    ===========

                         ELDORADO ARTESIAN SPRINGS, INC.
                              STATEMENT OF CASH FLOW

                                          3 MONTHS ENDED                 6 MONTHS ENDED
                                ------------------------------    -----------------------------
                                SEPT. 30, '95    SEPT. 30, '94    SEPT. 30, '95   SEPT. 30, '94
                                -------------    -------------    -------------   -------------
Cash Flows From Activities
   Net Income                     $109,033          $ 20,960       $109,952        $  51,488
   Adjustments to Reconcile
       Depreciation and
       Amortization                 43,974            34,496         87,948           68,960
   Changes in Assets
    and Liabilities
       Accounts Receivable          (8,712)             (102)       (28,308)         (12,477)
       Inventory                     7,432           (11,058)        13,415          (14,116)
       Prepaid Expenses
        and Other                   (7,912)           (5,247)         9,802            1,397
       Accounts Payable             12,641             4,394         36,247           28,683
       Accrued Expenses            (22,345)           (8,924)        (6,402)          10,433
       Unearned Income              (1,825)           (1,445)        (3,611)          (2,793)
                                  --------          --------       --------        ---------
            Net Cash From
             Operating Activ.      132,286            33,074        219,043          131,575

Cash Flows From Investing
  Purchase of Property
   and Equipment                   (52,970)          (68,855)      (157,770)        (161,011)
  Increase in
    Note Receivable (-)               (556)             (556)        (1,112)          (1,112)
                                  --------          --------       --------        ---------
    Net Cash From Investg.         (53,526)          (69,411)      (158,882)        (162,123)

Cash Flows From
 Financing Activities
  Increase In Long-Term Debt        15,273            44,341        113,913          115,481
  Loan Fees and Other Assets        (1,322)          (11,501)       (22,690)         (18,511)
  Payments On
   Long-Term Debt                  (39,087)          (28,859)       (79,974)         (55,152)
                                  --------          --------       --------        ---------
    Net Cash From Financg.         (25,136)            3,981         11,649           41,818

Net Increase (Decrease)
 in Cash                            53,624           (32,356)        71,810           11,270

Cash -- Beginning                   62,306            85,588         44,120           41,962

Cash -- Ending                     115,930            53,232        115,930           53,232


                           NOTES TO FINANCIAL STATEMENTS


OPINIONS OF MANAGEMENT

A. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995, the results of operations and cash flow for the period then ended.

B. In the opinion of management, the results of operations for the three months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION


The Company achieved net revenues for the three months and six months ended September 30, 1995 of $630,283 and $1,129,665 respectively. Both figures are record revenues for the respective time periods and increased by 28% for the quarter and 24.5% for the six months over the same periods a year ago. The growth for the industry as reported by trade journals shows a consensus average of 11%. Contributing strongly to the dynamic second quarter was an unseasonably hot summer in the primary distribution areas serviced by the Company. Just as unseasonable cold and wet weather dampened first quarter results, the hot weather of the second quarter had a positive impact on revenues.

The cost of goods sold expense increased by 51.3% for the three month period and 49.3% for the six months ended September. This increase reflects the increased volume in the wholesale products division, which has a much greater cost of goods than the five gallon delivery business. Even though the wholesale products division contributed 9.8% of gross revenues it generated 50.9% of the cost of goods. As the Company continues to expand its wholesale products distribution, primarily in PET bottles, we should expect to see continuing increases in the cost of goods expense. The Company plans and is working on several methods for reducing the costs associated with the PET products line. The principal costs are for the bottles, the box, and freight to the Company's production facility. The Company is currently exploring possible joint ventures with bottle manufacturers in closer proximity to the Company facility, and as volume justifies may even begin to manufacture the bottles itself at a company-owned facility.

Wages, salaries, and related expenses increased 8.5% for the three month period versus a year ago, and 20.3% for the six months ended September 30, 1995 versus the same six months in 1994. This disparity of wage-related increases is due primarily to the fact that the Company raised wage scales for all employees on July 1, 1994. Therefore, the wages for three months ended June 30, 1995 are reflective of growth in volume and a higher wage scale than 1994, whereas during the three months ended September 1995 wages were on the same wage scale as the like period in 1994. The 8.5% increase in wages during the three months ended September 1995 versus a 28% growth in revenue during the same period reflects improved operating efficiencies from new bottling equipment and from economies of scale from the increased volumes.

Depreciation expenses were up 27.5% for both the three months and six months ended September 30, 1995 when compared to the same period one year ago. These increases reflect the equipment additions made over the last twelve months in advance of anticipated volume increases.

Interest expenses increased by 16.5% for the three months and 24% for the six months when compared to the same period a year ago. This is reflective of the Company financing new equipment purchases through additions of debt.

Selling, delivery and administrative expenses increased only $3,500 or 1.3% for the six months versus the same six months one year ago. There were slight additions to liability insurance expenses due to increased volumes and additional vehicles. Also, employee covered health insurance increased with addition of new employees and annual premium increases. These increases were offset by reductions in workers compensation premiums that were a result of a reduced modification factor and a better managed work injury-related program. Also, helping to control theses costs was a slight reduction in extended selling season advertising. The Company believes that some continued advertising into late summer produced diminishing returns to sales growth and are therefore unwarranted.

Net income for the three months and six months ended September 30, 1995 was $109,033 and $109,952 respectively. Both are records for the Company and are increases of 420% for the three months and 113.5% for the six months over the same reporting periods in 1994. The warm weather and ability of the Company to hold the line on many expense items, primarily labor costs in the second quarter, are the main contributing factors to the increased net income results.

The liquidity position of the Company is fairly sound with respect to the commonly used ratios; the current ratio is 1.5:1 and the quick ratio is 1.41:1. The Company is highly leveraged and therefore quite subject to changes in interest rates or a dramatic downturn in business volume. Management is continuing to formulate strategic options with respect to restructuring the debt/equity ratio on the balance sheet. It is anticipated that the Company debt will be restructured and management is hopeful that an equity raising strategy can be formulated to provide the Company with the necessary funds for desired growth.

The Company has historically financed operations through a combination of internally generated funds and funds provided by banks, trade credit, leasing companies, and through manufacturer's financing plans. Management believes all of the traditionally used sources are available to the Company at this time, but remains cautious about additions to long-term debt without any additions to equity.

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

         Item 4 -- Submission of Matters to a Vote of the Security Holders

         The annual Shareholder's Meeting was held July 17, 1995. Two matters were subject to a vote. The shareholders elected the Board members to serve an additional one year term. Shareholders ratified Ehrhardt, Keefe, Steiner & Hottman as the independent auditor.

         Item 5 -- Other Information

         None

                                    SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereonto duly authorized.




                              ELDORADO ARTESIAN SPRINGS INC.


                              By:  /s/ Douglas A. Larson
                                   ------------------------------
                                   Douglas A. Larson, President



                              By:  /s/ Kevin M. Sipple
                                   ------------------------------
                                   Kevin M. Sipple, Secretary