Form 10-Q
period 1995-12-31
ELDORADO ARTESIAN SPRINGS INC
filed 1996-02-15
CIK 796124

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended December 31, 1995

Commission File Number: 33-6738-D

Eldorado Artesian Springs, Inc.
(Exact name of registrant as specified in its charter as amended)


Colorado        				84-0907853
(State or other jurisdiction of incorporation (I.R.S. Employer
or organization)                               Identification No.)

 P.O. Box 445, Eldorado Springs, Colorado 80025
(Address of principal executive offices)  (Zip Code)

 (303) 499-1316
(Registrant's telephone number, including area code)



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








Eldorado Artesian Springs, Inc.
Form 10-Q, September 30, 1995

TABLE OF CONTENTS



Part I - Financial Information	Page

	Balance Sheet as of March 31, 1995 and
	December 31, 1995		3

	Statement of Operations for the three and nine months
	ended December 31, 1995 and December 31, 1994		4

	Statement of Cash Flow for the three and nine months
	ended December 31, 1995 and December 31, 1994		5

	Notes to Financial Statements		6

	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	 7-8

Part II - Other Information		9

Signature Page	  10





	The financial statements for the year ended March 31, 1995, have been audited. The financial statements have not been audited for the nine months ended December 31, 1995 or 1994.  However, the management of Eldorado Artesian Springs, Inc. believe that all necessary adjustments have been reflected to present fairly the
 Company's financial position at December 31, 1995, and the results of its operations and cash flows for the nine months ended December 31 1995.






ELDORADO ARTESIAN SPRINGS, INC.
Balance Sheet


	                           Dec. 31, 1995	March 31, 1995
Assets
Current Assets
Cash					94,795		44,120
Accounts Receivable
Trade Net				210,763		195,673
Other					5,963		5.078
Inventories				84,984		91,472
Prepaid Expenses and Other		28,739		37,126
Total Current Assets			425,244		373,469

Property, Plant & Equipment		1,124,099	918,778

Other Assets
Notes Receivable - stockholders		41,755		40,088
Water Rights - net			124,715		128,081
Other - net				134,833		111,463
Total Other Assets			301,303		279,632
Total					1,850,646	1,571,879

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable			49,149		46,244
Accrued Expenses			40,517		48,025
Unearned Income				6,408		12,268
Current Maturities			163,771		155,327
Total Current Liabilities		259,845		261,864

Long Term Debt				1,182,787	1,034,859
Deferred Income Taxes			16,240		16,240
Total Long Term Debt			1,199,027	1,051,099

Equity
Common Stock				32,165		32,165
Additional Paid-in Capital		266,303		266,303
Accumulated Deficit			(27,357)	(27,357)
Less Cost of Treasury Stock		(12,195)	(12,195)
Net Earnings				132,858
Total Equity				391,774		258,916
Total					 1,850,646	 1,571,879


ELDORADO ARTESIAN SPRINGS, INC.
Statement of Operations

			3 Months Ended Dec. 31	9 Months Ended Dec. 31
				1995	1994	1995	    1994
Revenue
Water and Related	     468,543	415,055 1,508,491  1,228,007
Pool				378	-	78,420	   79,954
Rentals 			11,515	10,365	31,345	   30,395
Returns and Allowances		7,304	 (94)	 (851)	   (6,113)

NET REVENUE			487,740	425,326	1,617,405  1,322,243

Cost of Goods Sold		66,388	48,124	235,384	   161,308

Gross Profit			421,352	377,202	1,382,021   1,170,935

Operating Expenses
Salaries and Related		190,722	164,289	627,734	527,459
Administrative and General	60,583	52,114	184,211	163,280
Selling and Delivery		71,753	61,178	211,549	209,936
Depreciation and Amortization	43,973	34,463	131,921	103,423
TOTAL OPERATING EXPENSE		367,031	312,044	1,155,415 1,004,098
Operating Income		54,321	65,158	226,606	166,837

Other Income (expense)
Interest Income			651	793	2,313	2,201
Interest Expense		(32,066) (29,373) (96,061) (80,972)
TOTAL OTHER EXPENSE		(31,415)(28,580)(93,748)(78,771)

Net Income (loss)		22,906	36,578	132,858	88,066

Net Income Per Share		-	-	-	-

Weighted Average Number of
Shares Outstanding		32,108,90332,108,90332,108,90332,108,903

ELDORADO ARTESIAN SPRINGS, INC.
Statement of Cash Flow

			3 Months Ended			9 Months Ended
			Dec. 31, '95Dec. 31, '94Dec. 31, '95Dec. 31, '94

Cash Flows From Activities
Net Income			22,906	36,578	132,858	88,066
Adjustments to Reconcile
Depreciation and Amortization	43,973	34,463	131,921	103,423
Changes in Assets and Liabilities
Accounts Receivable		12,333	63	(15,975)(12,414)
Inventory			(6,927)	(15,897)6,488	(30,013)
Prepaid Expenses and Other	(1,415)	6,376	8,387	7,773
Accounts Payable		(33,342)(7,899)	2,905	20,784
Accrued Expenses		(1,106)	(5,484)	(7,508)	4,949
Unearned Income			(2,249)	(2,257)	(5,860)	(5,050)
Net Cash From Operating		34,173	45,943	253,216	177,518

Cash Flows From Investing
Purchase of Property and Equipment(176,106)(64,784)(333,876)(225,795)
Increase in
Note Receivable (-)		(555)	(555)	(1,667)	(1,667)
Net Cash From Investing Activities(176,661)(65,339)(335,543)	(227,462)

Cash Flows From Financing Activities
Increase In Long-Term Debt	186,210	56,588	300,123	172,069
Loan Fees and Other Assets	(680)	(680)	(23,370)(19,191)
Payments On Long-Term Debt	(64,177)(32,643)(143,751)(87,795)
Net Cash From Financing 	121,353	23,265	133,002	65,083

Net Increase (Decrease) in Cash	(21,135)3,869	50,675	15,139

Cash - Beginning		115,930	53,232	44,120	41,962

Cash - Ending			94,795	57,101	94,795	57,101


NOTES TO FINANCIAL STATEMENTS
OPINIONS OF MANAGEMENT
In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1995, the results of operations and cash flow for the period then ended.
In the opinion of management, the results of operations for the three months ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.
Summaries of the Company's significant accounting policies are incorporated by reference to the Company's March 31, 1995, Annual Report filed under cover of Form 10-K.
The financial statements presented were prepared on a pro forma consolidated basis. This gives effect to the combination of Eldorado Artesian Springs, Inc. and Lexington Funding, Inc. as if it had occurred April 1, 1986. This business combination was accounted for as a reverse acquisition using the purchase method in a manner similar to a pooling of interests. The management of Eldorado Artesian Springs, Inc. has retained control of the combined entity.
Income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Revenues for the quarter end December 31, 1995, were $487,740, an increase of 14.7% from the same period a year ago. For the nine months ended December 31, 1995, revenues increased 21.4% from the similar nine months ended December 31, 1994, to $1,617,405. Industry information tracking services estimated growth for the bottled water industry for the year
1995 to be 10.8%. The company's revenue growth is nearly twice the industry average. Of the company's net revenues, only 93.27% are derived from the sales of bottled water and related items, the balance of revenues are attained through property rentals and operation of the summer resort facilities. When water and related revenues only are compared to the same period a year ago the increase is 22.8% ($1,508,491 in 1995 versus $1,228,007 in 1994).
Cost of goods sold expenses increased by 38% for the three months ended December 31, 1995, and by 45.9% for the nine month period when compared to the same period a year ago. These larger than revenue increases are mostly due to the increased volume of PET bottle products that have significantly higher costs of inventory than the basic five gallon delivered products.
An ongoing higher cost of goods is expected as management promotes the company's PET bottle products to an ever increasing percentage of the company's business.
Operating expenses for the three months and nine months ended December 31, 1995, increased by 17.6% and 15.1% respectively from the same periods a year ago. The individual categories of Salaries and Wages, General and Administrative, Selling and Delivery, and Depreciation and Amortization all were very representative of the category increase as a whole, except for depreciation that increased 27.6% when compared to a year ago for both the three and nine month periods. The increased depreciation expense is a direct result of the additions of machinery and equipment necessary to expand manufacturing capabilities and provide dispenser rental equipment to an increasing customer base.
Interest expense increased by 9.1% and 19% from a year ago for the three and nine month reporting periods. The overall increase is attributable to additional debt financing of the aforementioned equipment additions.
The lower increase for the three months when compared to year to date increases reflects the seasonal slowing of business for winter and thus reduced equipment additions.
Net income for the three months was $22,906 down 37.4% from the same period a year ago. This is representative in part by a $10,224 expense for damaged inventory, the increased depreciation, and a slower than expected sales period. Net income for the nine months was $132,858 and increase of 50.9% from the same nine months in 1994.
During the nine months ended December 31, 1995, total assets of the company have increased $278,767 to $1,850,646. During the same period of time liabilities increased by $145,909 and shareholder's equity increased $132,858 to $391,774. For the same nine months the liquidity position of the company has improved significantly as is demonstrated by the current ratio, which has improved to 1.64:1 from 1.43:1 on March 31, 1995.
Accounts receivable increased slightly during the latest three months end December 31,1995. When measured in terms of days sales in receivables, the increase was from 38 days to 39.6 days. This reflects prior years history for this quarter. Management believes this to be a seasonal holiday related occurrence and not a long-term trend.
During the quarter ended December 31, 1995, the company purchased a parcel of adjacent (surrounded) property for a total cost of $175,000. The property contains two dwelling units that the company intends to rent out to defray any effects of negative cash flow. Management believed this acquisition prudent for several reasons: 1) Parts of the dwellings were constructed on land already deeded to the company, therefore this purchase circumvents the protracted costs of expensive litigation. 2) The dwelling units are in close proximity to one of the twelve sources of water the company uses, and now management can undertake measures to insure protection of the water source in question from household waste.
On December 18, 1995, the company received a letter of commitment from its principle bank (Bank One - Boulder) to restructure the company's debt by bundling it into one all-encompassing note secured by the company's real properties. This commitment is pending completion of an environmental audit and depends upon adequate appraisal valuation of the property. Terms of the commitment are a rate of prime plus 3/4%, amortized over twelve years, with a five year call. There are additional financial covenants contained in the commitment that were negotiated and mutually agreed upon by management and Bank One representative. Management is cautiously optimistic that this debt restructuring will be completed prior to the end of the fiscal year on March 31, 1996. If closed the net effect of the new note structure would increase earnings before tax an estimated $60,oo annually and also increase free cash flow approximately $200,000 per year. This would enable the company to fund growth and capital equipment additions from internally generated funds. Management is continuing to investigate the possibility of raising equity capital through private placement sources. Even though the aforementioned debt restructuring would greatly improve the company's cash position, management believes an equity infusion is necessary if the company is to become a viable factor in the bottled water market.
PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

No legal proceedings have been filed on behalf of or against the Company, nor have any claims been made.

Item 2 - Change in Securities

None

Item 3 - Defaults Upon Senior Obligations

There have been no defaults on any securities. The Company has no obligations with regard to dividends and no preferred stock outstanding.

Item 4 - Submission of Matters to a Vote of the Security Holders

None

Item 5 - Other Information

None

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ELDORADO ARTESIAN SPRINGS, INC.


By:  /s/     Douglas Larson
Douglas A. Larson, President


By:  /s/      Kevin Sipple
Kevin M. Sipple, Secretary