Form 10-Q/A
period 1995-12-31
ELDORADO ARTESIAN SPRINGS INC
filed 1996-02-15
CIK 796124

[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          MAR-31-1995
[PERIOD-END]                               DEC-31-1995
[CASH]                                           94795
[SECURITIES]                                         0
[RECEIVABLES]                                   216726
[ALLOWANCES]                                         0
[INVENTORY]                                      84984
[CURRENT-ASSETS]                                425244
[PP&E]                                         1124099
[DEPRECIATION]                                   43973
[TOTAL-ASSETS]                                 1850646
[CURRENT-LIABILITIES]                           259845
[BONDS]                                              0
[COMMON]                                         32165
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                   1850646
[SALES]                                         468543
[TOTAL-REVENUES]                                487740
[CGS]                                            66388
[TOTAL-COSTS]                                   663881
[OTHER-EXPENSES]                                367031
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                               32066
[INCOME-PRETAX]                                  22906
[INCOME-TAX]                                     16240
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     22906
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0