Form 10KSB
period 1996-03-31
ELDORADO ARTESIAN SPRINGS INC
filed 1996-07-01
CIK 796124

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                           FORM 10-KSB

(Mark One)
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(D)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     [FEE REQUIRED]
     For the fiscal year ended March 31, 1996

[ ]  TRANSACTION  REPORT PURSUANT TO SECTION 13 OR 15(D)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     [NO FEE REQUIRED]
     For the fiscal year ended ___________________

     Commission File No. 0-18235

                  ELDORADO ARTESIAN SPRINGS, INC.
     (Exact name of Registrant as specified in its charter)

 Colorado                                  84-0907853
(State or other jurisdiction of     (I.R.S. Identification Number
 incorporation or organization)

P.O. Box 445, Eldorado Springs, Colorado                80025
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (303) 499-1316

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

            Common Stock, $.001 Par Value Per Share
                        (Title of Class)

Check  whether  the issuer (1) filed all reports required  to  be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes   X     No ___

Check if there is no disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge. In definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

State  issuer's  revenues  for its most  recent  fiscal  year....
$2,140,629
State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value will be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliated in Rule 12b-2 of the Exchange Act)


                         Not available.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $.001 par value                   32,344,948
         Class                              Outstanding at June 26, 1996


               DOCUMENTS INCORPORATED BY REFERENCE

      (If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement: and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

     None.

                             PART I


Item 1.  Business.

General

Eldorado Artesian Springs, Inc. (the "Company") was formed under the laws of the State of Colorado on April 15, 1986, under the name Lexington Funding, Inc. ("Lexington"). Lexington was organized for the primary purpose of seeking selected mergers or acquisitions with a small number of business entities expected to be private companies, partnerships, or sole proprietorships. Prior to April 1987, the primary activity of the Company was directed to organizational efforts and obtaining initial financing. The Company sold 2,500,000 shares of its $.001 par value common stock at $.10 per share for total proceeds of $250,000 in a public offering which closed on December 17, 1986.

Effective April 10, 1987, the Company acquired all of the shares of Eldorado Artesian Springs, Inc. ("Eldorado") of Eldorado Springs, Colorado. Eldorado, a Colorado corporation, was formed in 1983. The acquisition was accomplished by the exchange of Company stock for all of the outstanding shares of Eldorado from its shareholders, Douglas A. Larson, Jeremy S. Martin, Kevin M. Sipple, Raymond Kerbaugh and Melvin Larson. Pursuant to the acquisition of Eldorado, Eldorado shareholders received an aggregate of 28,080,000 shares of the Company's Common Stock, representing 90% of outstanding shares of the Company after the acquisition. The number of Company shares of stock exchanged in the acquisition was determined through arms-length negotiations. In June 1988, Eldorado was merged into Lexington pursuant to a statutory merger, and Lexington changed its name to Eldorado Artesian Springs, Inc.

As a result of the Eldorado acquisition and subsequent merger, the primary business of the Company is the bottling and sale of pure spring water which emanates from springs located on property owned by the Company. In addition to real property and the wells and springs thereon, and water rights, the Company owns a bottling plant (including building and bottling equipment), delivery trucks, associated containers and equipment, resort buildings, a mobile home park, and an outdoor swimming pool which are located on the property.

Products

The Company's principal business is bottling and selling Artesian Spring Water. The Company also owns and operates a resort/spa on its property during the summer months and rents four single-
family homes and mobile home spaces on the property. The Company's water bottling operations account for 94.5% of revenues of the Company's revenues.

Bottling

The  Company  owns  and operates its bottling facilities.   Total
production and warehousing space is approximately 12,000 square feet. There are three separate fill lines in the facility.

Water is produced at two springs and eleven wells on the Company's property. The well heads are in close proximity to the bottling operation. The source water is bacteria-free as it emanates from the earth, and nothing is added to or removed from the water during the bottling process. As safeguard to any contamination, the water passes through a protective filter and an ultra-violet light. The product is packaged only in glass or high quality plastic bottles, and each one is sealed with a tamper evident cap. The PET bottle products have ozone added to comply with FDA standards.

Sales and Distribution

The Company has historically sold its water in five gallon containers delivered to homes and businesses, and in one gallon containers which are sold to the public through most retail food stores in the area.

The five gallon delivery service encompasses the Denver Metropolitan area. At present, approximately 82% of the delivery customers are residential and the remaining 18% are commercial accounts. Dispensers which hold the water bottles are owned by the Company and leased to customers. Revenues from sales of five gallon bottles and cooler rentals comprised 81% of the Company's total revenues.

The one gallon containers are distributed through a dual delivery system, utilizing distributors and direct deliveries to retail chain store warehouses. The Company's product is available at almost all retail food chain stores in Colorado and is also available in parts of all states bordering Colorado. Revenues from one gallon sales contributed 7% of fiscal year revenues.

During the fiscal year ended March 31, 1996 the Company added three sizes of containers to the product line. These are PET bottles in one liter, one and one-half liter, and one-half liter convenience packages. Wholesale revenues from these items contributed 3.2% of revenues.

Marketing

The Company currently markets its products through a combination of direct mail, Yellow Pages advertising, trade shows, direct sales personnel, radio, television, and in-store sales promotions. Management believes this combination to be effective, but intends to increase the frequency and expenditures associated with radio and in-store sales promotions.

In addition to these traditional advertising avenues, the Company is active in donating products and services and sponsoring numerous events in the local area. These events include, but are not limited to, The Bolder Boulder 10-K Race, Jose Cuervo Volleyball and Eldorado Springs Cancer Research Run.

Supplies

Water bottled by the Company comes from springs located on the Company's property which have been flowing for many years. The Company does not foresee any disruption of its operations as a result of supply problems. Suppliers of the bottles do experience seasonal shortages resulting from resin shortages which may increase prices. These shortages must be anticipated by management and inventory safety stocks must be sufficient so as not to interrupt production.

Seasonality of Business

Sales  tend to be mildly seasonal in the bottled water  business.
A ten to fifteen percent differential in sales is normally experienced between the peak summer months and the low winter months.

Competition

There is active competition in the bottled water market. The Company's competitors include more diversified corporations having substantially greater assets and larger sales organiza tions than the Company, as well as other small firms. The Company competes on the basis of customer service, product quality and price. Management believes that the products' superior taste, competitive pricing and unique packaging are significant factors in maintaining the Company's competitive position.

Environment

The Company's bottling operations are subject to several new regulations designed to protect the environment and the quality of the Company's bottled water. The industry has come under extreme scrutiny from several branches of regulators during the past several months. Management has reviewed the proposed regulations and believes the impact on the Company would be minimal since the Company regularly tests its product and affixes accurate labeling. New regulations may have a beneficial effect on the Company by forcing less scrupulous operators to comply with more strict labeling requirements. The legislation may require the Company to change its bottling procedures to include ozonation. Installation of the required equipment was completed in February 1996. In January 1993, the FDA adopted new regulations pertaining to labeling and contents of bottled water. Changes were in maximum contaminant levels of volatile organics, inorganics, pesticides, synthetic organic chemicals, copper, and lead.

Employees

The Company employs 34 full-time employees and 8 to 9 seasonal employees during the summer resort months.


Item 2.  Properties.

The Company owns approximately 26 acres of land in Eldorado Springs, Colorado. In addition to real property and the wells and springs thereon, and water rights, the Company owns a bottling plant (including building and bottling equipment), delivery trucks, associated containers and equipment, resort buildings, a mobile home park, and an outdoor swimming pool which are located on the property. Total production and warehousing space is approximately 12,000 square feet.


Item 3.  Legal Proceedings.

None.


Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.
                            PART II

Item  5.   Market  for  Registrant's Common  Equity  and  Related
Stockholder Matters.

The   outstanding  registered  securities  of  the  Company   are
currently quoted in the "Pink Sheets" maintained by members of the National Association of Securities Dealers, Inc., and are traded in the over-the-counter market.

Since the Securities and Exchange Commission's rules applicable to "penny stocks" went into effect in 1990, there have been no market makers in the Company's stock, so no quotes are available. Management is actively seeking market makers for its stock, but the rules which restrict trading in "Pink Sheet" stocks have had the effect of diminishing market makers in the stock.

As of May 31, 1996, there were 155 holders of the Company's common stock.

No  dividends  have  been declared or paid by the  Company  since
inception  and  none  are  contemplated  at  any  time   in   the
foreseeable future.

Item 6.   Management's  Discussion  and  Analysis  of   Financial
      Condition and Results of Operations.

Financial Condition - Liquidity and Capital Resources

The most significant development in the financial condition of the Company during the fiscal year ended March 31, 1996 was a restructuring of the Company debt. On March 8, 1996 the Company completed a debt financing agreement with Bank One, wherein the bank provided $1,100,000 in new debt financing that is secured by the corporate assets. The proceeds of this borrowing were used to retire a variety of notes totaling the same amount of indebtedness. The new note has a twelve year amortization schedule with a five year call, and bears an interest rate of 9%. Because of the longer term of the new note and a lowering of the average interest rate by approximately 4%, the Company will increase cash flow by $205,000 the first year due to lower debt service requirements. The increase in available cash should allow the Company to fund growth internally rather than continually borrowing as in the past.

The above-mentioned note does contain some significant financial covenants. These include: current ratio of at least 1.5:1; debt service coverage of at least 1.25:1; liabilities/tangible net worth ratio of 5:1 by March 31, 1996, 4:1 by March 31, 1997, and 3:1 by March 31, 1998 and each year thereafter. Additionally, the Company cannot exceed $150,000 of capital expenditures or enter into other debt obligations without approval of the bank. The current ratio at year end was 2.24:1 and the debt/equity ratio was 4.18:1, both are well within the bank guidelines.

Revenues increased 18.7% for the year ended March 31, 1996 over the prior year, to $2,140,629. Consensus industry averages are being reported as an increase of 9% to 11% for the time period covering calendar 1996.

Costs of goods sold increased 39.5% for the year ended March 31, 1996. This cost increase is due to a combination of three factors. They are: 1) the increase in overall volume; 2) the greater percentage of that volume being sold in smaller more costly packaging and, 3) supplier price increases on the materials used for packaging. Management concedes the cost increases of items one and two are being beneficial, but firmly believes item number three can be mitigated with more efficient buying programs instituted in March 1996.

Operating expenses increased for the year March 31, 1996 by 19.2% over the previous fiscal year. This increase is extremely close to the increase in the revenue/volume of business and it is worth noting that the debt restructuring resulted in a charge off of prior loan fees, origination costs, and lease payments totaling $48,500. Without these one time expenses, operating expenses would have increased by only 15.7%, demonstrating an overall operating efficiency improvement in the Company.

Accounts  receivable  increased from  $195,673  to  $234,543,  an increase of 19.9%. This increase is slightly greater than revenue increase and resulted in an increase in the number of days sales in receivables from 39 to 40 days. Company philosophy is to manage credit policies to produce 38 days sales in receivables on average.

The Company is planning capital expenditures of $150,000 during the fiscal year ending March 31,1997. This will consist primarily of bottled water dispensers ($100,000) and additions to plant and bottling equipment ($50,000). Because of the debt structuring the Company anticipates being able to fund these capital additions from internally generated funds.


Results of Operations

For the twelve months ending March 31, 1996 net income before taxes was $96,481, down 17.8% from the year ended March 31, 1995. Income taxes for the year were $23,154, resulting in net income of $73,327, down 16.9% from the same period a year ago. Had it not been for the charge-offs associated with the debt restructuring, pre-tax income would have been approximately $145,000, or an increase of 23.5% from the $117,344 pre-tax income recorded in the fiscal year ended March 31, 1995.

Certain oral and written statements of management of the Company included in the Form 10-KSB and elsewhere may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statement include the plans and objectives of management for future operations. The forward-looking statements included herein and elsewhere are based on current expectations that involve judgments which are difficult or impossible to predict accurately an many of which are beyond the control of the Company. In particular the assumptions assume continued popularity of bottled water, no significant adverse restrictions mandated by regulators of the industry, the uninterupted supply of quality water and packaging supplies, economic, competitive and market conditions for the Company business operations. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statement, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the company will be achieved.

Item 7.  Financial Statements and Supplemental Data.

Please see pages F-1 through F-14.

Item  8.   Changes  in  and  Disagreements  with  Accountants  on
Accounting and Financial Disclosure.

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception.
                            PART III

Item 9.  Directors and Executive Officers of the Registrant.

The  following  table  sets  forth information  with  respect  to directors, executive officers, and significant employees  of  the
Company.   Directors serve for one year terms.  Each director  is
also a nominee for election to the Board of Directors.

                                                       Tenure as Officer or
Name                Age       Position(s)                   Director
Douglas A. Larson   40        President, Treasurer      1983 to present
                              and Director

Kevin M. Sipple     40        Vice-President,           1983 to present
                              Secretary and Director

Jeremy S. Martin    41        Vice-President and        1983 to present
                              Director

Business Experience

Douglas A. Larson was a co-founder of Eldorado Artesian Springs, Inc. in 1983. He served as Secretary and Treasurer of the Company from 1983 until 1991, at which time he became the President and Treasurer and continues to serve in those capacities. Mr. Larson has been a member of the Board of Directors of the Company since its founding. He is responsible for the oversight of financing and accounting matters, corporate strategy, and corporate reports.

Kevin M. Sipple was a co-founder of Eldorado Artesian Springs, Inc. in 1983. Mr. Sipple has served as Vice President and Secretary of the Company since 1991. Prior thereto, he was President from 1985 to 1991 and Vice President from 1985 to 1991 and Vice President from 1983 - 1985. He has served on the Board of Directors of the Company since 1983. Mr. Sipple is responsible for advertising and marketing of the "PET" bottled water products.

Jeremy S. Martin was a co-founder of Eldorado Artesian Springs, Inc. in 1983. He served as President of the Company from Company's founding until June 1985. He has served as Vice-President since June, 1985 and has been a member of the Board of Directors since the Company's founding. Mr. Martin is responsible for overseeing service and deliveries of the Company's products, promotions and public relations.

Family Relationships

There are no family relationships between any directors or executive officers of the Company.


Item 10.  Executive Compensation.

In the fiscal year ended March 31, 1996, no executive officer, other than the President, of the Company received compensation exceeding $100,000. Jeremy Martin and Kevin Sipple received salaries of $52,723 and $52,343, respectively, for fiscal year ended March 31, 1996. The Company paid no compensation other than salaries. The Company's President, Douglas A. Larson, received compensation of $102,618 for the fiscal year ended March 31, 1996 during this period. Directors of the Company are not compensated for their services as such.

Item  11.   Security Ownership of Certain Beneficial  Owners  and
Management.

The following table sets forth certain data with respect to the only persons known by the Company to be the beneficial owners of more than five percent (5%) of the outstanding shares of common stock of the Company as of March 31, 1996 and for all Officers and Directors as a group. The persons indicated are the sole beneficial owners of the stock and possess sole voting and investment power with respect to the shares indicated.

                                          Amount and
                                          Nature of
Title of     Name and Address of          Beneficial      Percent of
Class        Beneficial Owners            Ownership         Class
Common    Kevin M. Sipple                 8,588,642(1)      26.7%
          43 Fowler Lane
          Eldorado Springs, CO 80025

          Douglas A. Larson                8,588,642(1)     26.7%
          12 Baldwin Circle
          Eldorado Springs, CO 80025

          Jeremy S. Martin                8,588,642(1)      26.7%
          2707 - 4th Street
          Boulder, CO 80302

          All Officers and
          Directors as a
          Group (three persons)          25,765,926(2)      80.1%

____________________
(1) Does not include 575,404 shares held in escrow which are the subject of a Stock Purchase Agreement with a principal shareholder.
(2) Does not include 1,726,213 shares held in escrow which are the subject of a Stock Purchase Agreement with a principal shareholder.


Item 12.  Certain Relationships and Related Transactions.

During the period covered by this Report, there were no transactions in which the amount involved exceeded $60,000 between the Company and any director or executive officer or any security holder known to own more than five percent of the
Company's stock, or any immediate family member of any of the foregoing persons, and no such transactions are currently proposed, except as follows:

        (a) During the year ended March 31, 1996, proceeds from the bank note were used to pay off the note payable of $158,000 to a relative of a stockholder. The relative of the stockholder used the payment received on the note to gift $90,485 back to the stockholders' to pay off notes payable to the Company. Additionally, the relative purchased 180,000 shares of common stock for $11,297.

                             PART IV

Item 13.  Exhibits and Reports on Form 8-K.

       (a)        Documents filed as a part of this Report.

The following Exhibits and financial statement schedules are filed as exhibits to this Report:




Exhibit
No.       Description                       Location
2.1       Agreement and Plan of             Incorporated by reference to
          Reorganization dated              Exhibit No.
          April 10, 1987, among  2  to      Form 8-K dated  April
          Lexington Funding,                10, 1987
          Inc., Eldorado Artesian
          Springs, Inc., and
          the shareholders of Eldorado
          Artesian
          Springs, Inc.

2.2       Articles of Merger dated          Incorporated by Reference to
          June 11, 1988,                    Exhibit No.
          between  Lexington  Funding,      10.2   to  Form  10-K  dated
          Inc., and                         March 31, 1988
          Eldorado  Artesian  Springs,
          Inc.

3         Articles ofIncorporation          Incorporated by reference to
          and Bylaws                        Exhibit   No.   3   to   the
                                            Registration Statement  (No.
                                            33-6738-D)

10.1      Stock Purchase Agreement          Incorporated by reference to
          dated                             Exhibit No.
          November, 1991 by and among       2  to  the  Form  8-K  dated
                                            April 10, 1987
          Douglas A. Larson, Kevin  M.
          Sipple,
          Jeremy S. Martin
          (collectively
          "Purchasers") Raymond   W.
          Kerbaugh
          ("Seller") and Eldorado
          Artesian
          Springs, Inc. ("Company")



   (b)  Reports on Form 8-K.

No report on Form 8-K was filed during the last quarter of the period covered by this report.

                           SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ELDORADO  ARTESIAN  SPRINGS,
INC.



                                    By:
                                       Douglas A. Larson,
                                       President and Principal
                                       Executive Officer

Dated:  June 28, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

   Name and Capacity                                         Date






/s/Douglas A. Larson, President                         June 28, 1996
Douglas A. Larson, President,
Treasurer and Director



/s/Keviin M. Sipple, Vice President                     June 28, 1996
Kevin M. Sipple, Vice-President,
Secretary and Director



/s/Jeremy S. Martin, Vice-President and Director        June 28, 1996
Jeremy S. Martin, Vice-President and Director




                  ELDORADO ARTESIAN SPRINGS, INC.

                       Financial Statements
                      March 31, 1996 and 1995




                          Table of Contents

                                                                 Page

Independent Auditors' Report                                    F - 2

Financial Statements

      Balance Sheet                                             F - 3

      Statements of Operations                                  F - 4

      Statements of Stockholders' Equity                        F - 5

      Statements of Cash Flows                                  F - 6

Notes to Financial Statements                                   F - 7















                    INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Eldorado Artesian Springs, Inc.
Eldorado Springs, Colorado


We have audited the accompanying balance sheet of Eldorado Artesian Springs, Inc. as of March 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eldorado Artesian Springs, Inc. at March 31, 1996, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.




                                  Ehrhardt Keefe Steiner & Hottman PC

May 7, 1996
Denver, Colorado




                           Balance Sheets
                           March 31, 1996

                               Assets
Current assets
  Cash                                      $89,289
  Accounts receivable (Note 2)
     Trade - net                            234,543
     Employee                                   473
     Other                                    4,336
  Inventories                                96,210
  Prepaid expenses and other                 16,783
  Deferred income taxes (Note 4)             18,251
       Total current assets                              459,885

Property, plant and equipment - net
(Notes 2 and 3)                                        1,144,308

Other assets (Note 2)
  Water rights - net                        123,593
  Other - net                                53,977
       Total other assets                                177,570

Total                                                 $1,781,763

                Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                          $53,598
  Accrued expenses (Note 2)                  73,288
  Deposits                                   23,863
  Current maturities of long-term
   debt Note 3)                              54,148
       Total current liabilities                          204,897

Long-term liabilities
  Long-term debt (Note 3)                 1,202,967
  Deferred income taxes (Note 4)             30,359
       Total liabilities                                1,438,223

Commitments (Notes 3 and 5)

Stockholders' equity
   Common stock, par value $.00 per share;
    50,000,000 shares authorized; 32,344,948
    (1996) and 32,164,948 (1995) shares
    issued and outstanding                   32,345
  Additional paid-in capital                265,225
  Retained earnings (accumulated deficit)    45,970
                                                         343,540
                                                      $1,781,763

                      Statements of Operations

                                         For the Years Ended
                                             March 31,
                                          1996         1995
Revenue
  Water and related                    $2,028,239    $1,687,324
  Rentals                                  39,397        40,310
  Pool                                     78,420        79,954
  Returns and allowances                   (5,427)       (3,528)

  Net revenue                           2,140,629     1,804,060

Cost of goods sold exclusive of
depreciation and amortization             296,703       212,723

Gross profit                            1,843,926     1,591,337

Operating expenses
  Salaries and related                    833,158       715,671
  Administrative and general              340,245       292,636
  Selling and delivery                    217,254       201,735
  Depreciation and amortization           236,489       154,812
                                        1,627,146     1,364,854

Operating income                          216,780       226,483

Other income (expense)
  Interest income                           2,967         3,029
  Other income                             11,060        10,849
  Interest expense                       (134,326)     (123,017)
                                         (120,299)     (109,139)
Income before income taxes                 96,481       117,344

Provision (benefit) for income taxes
  Current                                  27,801         2,717
  Deferred                                 (4,647)       26,398
                                           23,154        29,115

Net income                                $73,327      $ 88,229

Net income per common share               $    -       $     -

Weighted average number of shares      32,179,948    32,164,948



                    Statements of Stockholders' Equity
                    Years Ended March 31, 1996 and 1995



                                                          Retained
                                            Additional    Earnings
                          Common Stock       Paid-in     (Accumulated)
                       Shares    Amount       Capital      Deficit)   Total

Balance - March  31,
 1994                32,164,948  $32,165     $ 254,108   $(115,586)  $170,687

Net income for the
 year                        -         -             -      88,229     88,229

Balance - March 31,
 1995                32,164,948   32,165       254,108     (27,357)   258,916

Common stock issued
 for cash               180,000      180        11,117           -     11,297

Net income for the
 year                        -        -             -       73,327     73,327

Balance - March 31,
 1996                32,344,948  $32,345     $ 265,225     $45,970   $343,540



                      Statements of Cash Flows

                                                      Years Ended
                                                       March 31,
                                                  1996         1995
Cash flows from operating activities
 Net income                                    $73,327       $88,229
   Adjustments to reconcile net income to
   net cash provided by operating activities
    Depreciation and amortization              236,489       154,812
   Deferred income taxes                        16,559        26,398
   Changes in certain assets and
    liabilities -
     Accounts receivable                       (38,601)      (36,521)
     Inventories                                (4,738)      (35,666)
     Prepaid expenses and other                   (348)       (5,351)
     Accounts payable                           12,558        17,877
     Accrued expenses                           20,059        13,667
     Deposits                                   11,595         1,964
                                               253,573       137,180
       Net cash provided by operating
        activities                             326,900       225,409

Cash flows from investing activities
 Purchase of property and equipment           (419,136)     (124,708)
 Payments of note receivable -
  stockholder                                   40,088        (2,223)
       Net cash flows used in investing
        activities                            (379,048)     (126,931)

Cash flows from financing activities
 Issuance of common stock                       11,297             -
 Additions to long-term debt                 1,382,624        59,999
 Loan fees and other assets                     19,091       (31,626)
 Payments on long-term debt                 (1,315,695)     (124,693)
       Net cash flows provided by (used in)
        financing activities                    97,317       (96,320)

Net increase in cash                            45,169         2,158

Cash - beginning of year                        44,120        41,962

Cash - end of year                             $89,289       $44,120

Supplemental disclosures of cash flow information:
      Cash paid during the year for interest was $123,266 (1996)  and
       $111,956 (1995).
      Cash paid for income taxes during 1996 was $5,111.


Note 1 - Summary of Significant Accounting Policies

Organization

Eldorado   Artesian  Springs  Inc.  (the  "Company")  is  a  Colorado
corporation which primarily sells bottled artesian spring  water  and rents  water  dispensers.  Eldorado also rents  house  trailers,  and during the summer months, it operates a natural artesian spring pool.
The Company grants credit to its customers, substantially all of whom are located in Colorado.

Inventories

Inventories consist primarily of water bottles and crates and are stated at the lower of cost or market, on a first-in, first-out basis.

Property, Plant and Equipment

Property,  plant  and  equipment  are  stated  at  cost.   Machinery,
equipment,  furniture  and  fixtures are  depreciated  using  various methods  over  their estimated useful lives of three to seven  years.
Buildings  and  improvements are depreciated using the  straight-line method over their estimated useful lives of ten to thirty-one  and  a half years.

Other Assets

Other assets consisting of water rights, customer list, loan fees and organization costs are carried at cost and are being amortized on the straight-line basis over five to forty years.

Deposits

Deposits consist primarily of deposits on bottles.

Revenue and Expense

Revenue  is  recognized  on  the sale of  its  products  as  customer
shipments  are  made.   Returns are recognized when  the  product  is
received.   Rental  revenue is recognized on  a  monthly  basis  upon
commencement of the lease agreement.

Income Per Common Share

Income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period.



Note 1 - Summary of Significant Accounting Policies (continued)

Reclassification of Prior Year Amounts

Certain reclassifications have been made to the balances for the year ended  March 31, 1995 to make them comparable to those presented  for the  year  ended March 31, 1996, none of which change the  previously
reported  net  income  or  total  assets.   Under  Colorado  law,   a
corporation  cannot  own treasury stock.  The treasury  stock  as  of
March 31, 1995 has been offset against additional paid-in capital.

Concentration of Credit Risk

The  Company  places  its cash with a high credit  quality  financial
institution.   At  March  31, 1996, the amounts  deposited  with  the
institution  exceeded  the federally insured limit  by  approximately
$8,000.

Accounting Standards Not Yet Adopted

Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of is effective for fiscal years beginning after December
15, 1995. This Statement establishes standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

Management believes the adoption of these standards will not have a material impact on the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 2 - Selected Balance Sheet Information

                                                 March 31,
                                            1996         1995
Accounts receivable
  Trade                                   $239,543     $200,673
  Less allowance for doubtful accounts      (5,000)      (5,000)

                                          $234,543     $195,673
Property, plant and equipment
  Land                                    $225,194     $225,194
  Buildings and improvements               912,408      718,462
  Machinery and equipment                1,094,784      881,225
  Equipment leased under capital leases      8,891           -
  Office furniture and fixtures             56,849       54,108
                                         2,298,126    1,878,989
  Less accumulated depreciation         (1,153,818)    (960,211)

                                        $1,144,308    $ 918,778
Other assets
  Water rights                          $  179,500    $ 179,500
  Less accumulated amortization            (55,907)     (51,419)

                                        $  123,593    $ 128,081

Other                                   $   57,914     $ 85,614
  Less accumulated amortization             (3,937)      (9,701)

                                        $   53,977     $ 75,913
Accrued expenses
  Property taxes                        $   20,593     $ 20,538
  Sales tax                                  5,690        5,204
  Income taxes                              21,405        2,717
  Payroll and payroll taxes                 25,600       24,770

                                         $  73,288     $ 53,229


Note 3 - Long-Term Debt

                                                         March 31,
                                                           1996
Note payable to bank due March 8, 2001, interest at 9%.
Monthly principal and interest payments of $12,602 with
all  unpaid  principal and interest  due  at  maturity.
Secured  by first deed of trust on property  and  title
and interest in and to rents.                           $ 1,100,000

Mortgage  note payable due November 30, 1998,  interest
at  8.5%,  monthly principal and interest  payments  of
$1,211   with all unpaid principal and interest due  at
maturity.   Secured  by the deed  of  trust  on  rental
property.                                                   157,115
                                                          1,257,115
Less current maturities                                     (54,148)

                                                        $ 1,202,967

Future maturities of long-term debt at March 31, 1996 are:

                                               Notes
     Year Ending March 31,                    Payable
           1997                             $ 54,148
           1998                               60,866
           1999                              221,179
           2000                               71,226
           2001                              849,696

                                          $1,257,115

Note 4 - Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statements and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

The Company's 1996 and 1995 taxable income has been offset against net operating loss carryforwards resulting in a 1996 and 1995 tax benefit of approximately $50,900 and $26,800, respectively.


Note 4 - Income Taxes (continued)

The net current and long-term deferred tax assets in the accompanying balance sheet includes the following deferred tax assets.

                                               March 31,
                                                 1996
Current deferred tax asset                    $ 18,251
Current deferred tax liability                      -
Net current deferred tax asset                $ 18,251

Long-term deferred tax asset                  $    -
Long-term deferred tax liability               (30,359)
Net long-term deferred tax liability          $(30,359)

The principal temporary differences that result in a deferred tax asset and liability are due to the method of recording the allowance for doubtful accounts, depreciation expense and leases.

The provision for income taxes is summarized as follows:

                                               For the Years Ended
                                                    March 31,
                                               1996         1995
  Current -
     Federal                                  $24,935      $2,717
     State                                      2,866          -

                                              $27,801      $2,717

  Deferred -
     Federal                                  $(4,051)    $23,172
     State                                       (596)      3,226

                                              $(4,647)    $26,398


Note 4 - Income Taxes (continued)

The following is a reconciliation of income taxes at the Federal Statutory rate with income taxes recorded by the Company.

                                               For the Years Ended
                                                   March 31,
                                               1996         1995
Computed income taxes at statutory rate       $20,186       $25,557
State income taxes, net of Federal income
  tax benefit                                   2,968         3,558

                                              $23,154       $29,115

Deferred  taxes  are  recorded  based upon  differences  between  the financial  statement  and  tax basis of assets  and  liabilities  and available tax credit carryforwards. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                               March 31,
                                                 1996
  Differences related to fixed assets           $66,361
  Differences related to other assets            22,363
  Allowance for doubtful accounts                (5,000)
  Alternative minimum tax credit
   carryforward                                 (50,407)

                                                $33,317

A reconciliation of the provision for income taxes by applying the Federal statutory rate to the financial statement provision for income taxes is as follows:

                                                For the Year Ended
                                                     March 31,
                                                1996         1995
  Federal statutory rate                        34.0%        34.0%
   State  tax  on income net  of  federal
    income tax benefit                           3.3          3.3
  Federal surtax exemption
                                               (13.3)       (12.5)

  Financial statement tax provision rate        24.0%        24.8%


Note 5 - Commitments

The Company entered into long-term leases for delivery trucks throughout 1996 and 1995. The following is a schedule by year of future minimum lease payments as of March 31, 1996.

     Year Ending December 31,
            1997                            $75,745
            1998                             78,468
            1999                             70,416
            2000                             45,138
            Thereafter                       26,200

                                           $295,967

Total rental expense for 1996 and 1995 was $73,078 and $68,218, respectively.


Note 6 - Related Parties

The Company owns property which it rents to a shareholder for $5,400 per year. At March 31, 1996 and 1995 the amount due to the Company was $0 and $35,550, respectively.

During the year ended March 31, 1996, proceeds from the bank note were used to pay off the note payable of $158,000 to a relative of stockholder. The relative of the stockholder used the payment received on the note to gift $90,485 back to the stockholders' to pay off notes payable to the Company. Additionally, the relative purchased 180,000 shares of common stock for $11,297.