Form 10QSB
period 1996-06-30
ELDORADO ARTESIAN SPRINGS INC
filed 1996-08-14
CIK 796124

1

                          FORM 10-Q
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1996

Commission File Number: 33-6738-D

               Eldorado Artesian Springs, Inc.
  (Exact name of registrant as specified in its charter as amended)

             Colorado                                       84-0907853
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
      or organization)

                 PO Box 445, Eldorado Springs, Colorado  80025
             (Address of principal executive offices)    (Zip Code)

                                (303)499-1316
            (Registrant's telephone number, including area code)


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No _____


Number  shares  of common stock outstanding  at  the  latest practicable  date,  June  30, 1996: 32,344,948  with  56,045 shares in the treasury.










               Eldorado Artesian Springs, Inc.
                  Form 10-Q, June 30, 1996

                      TABLE OF CONTENTS


Part I - Financial Information                                   Page

     Balance Sheet as of March 31, 1996 and
     June 30, 1996                                                 3

     Statement of Operations for the three month
     ended June 30, 1996 and 1995                                  4

     Statement of Cash Flow for the three month
     ended June 30, 1996 and June 30, 1995                         5

     Notes to Financial Statements                                 6

     Management's Discussion and Analysis of Financial
     Condition & Results of Operations                             7

Part II - Other Information                                        8

Signature Page                                                     9


______________________________________________


     The financial statements for the year ended March 31, 1996 have been audited, and the financial statements have not been audited for the three months ended June 30, 1996 or 1995. However, the management of Eldorado Artesian Springs, Inc. Believes that all necessary adjustments have been reflected to present fairly the Company's financial position at June 30, 1996 and the results of its operations and cash flows for the three months ended June 30, 1996.









   ELDORADO ARTESIAN SPRINGS, INC.
            Balance Sheet

                                            June 30,      March 31,
                                              1996          1996
                Assets
Current Assets
     Cash                              $      81,723 $       89,289
     Accounts Receivable
          Trade Net                          261,633        234,543
          Other                                5,293          4,809
     Inventories                             116,429         96,210
     Prepaid Expenses and Other               16,783         16,783
     Deferred Income Taxes                    18,251         18,251
               Total Current Assets          500,112        459,885

Property, Plant & Equipment (net of        1,158,177      1,144,308
depreciation)

Other Assets
     Water Rights - net                      122,471        123,593
     Other - net                              53,306         53,977
               Total Other Assets            175,777        177,570
Total                                      1,834,066      1,781,763

 Liabilities and Stockholders' Equity
Current Liabilities
     Accounts Payable                         69,893         53,598
     Accrued Expenses                         94,034         73,288
     Unearned Income                          21,974         23,863
     Current Maturities                       53,546         54,148
               Total Current                 239,447        204,897
Liabilities

Long Term Debt                             1,189,991      1,202,967
     Deferred Income Taxes                     9,911         30,359
               Total Liabilities           1,199,902      1,438,223
Equity
     Common Stock                             32,345         32,345
     Additional Paid-in Capital              265,225        265,225
     Retained Earnings                        45,970              0
     Net Earnings                             51,177         45,970
               Total Equity                  394,717        343,540
Total                                      1,834,066      1,781,763



    ELDORADO ARTESIAN SPRINGS, INC.
        Statement of Operations

                                                 June
                                           1996          1995
Revenue
     Water and Related                    589,204       480,631
     Pool                                  20,254        12,707
     Rentals                               11,865         9,915
     Returns and Allowances               (4,384)       (3,871)
                  NET REVENUE             616,939       499,382

Cost of Goods Sold                         94,578        79,427

Gross Profit                              522,361       419,955

Operating Expenses
     Salaries and Related                 228,083       210,682
     Administrative and General            85,921        63,879
     Selling and Delivery                  79,634        68,755
     Depreciation and Amortization         49,995        43,974
TOTAL OTHER EXPENSE                       443,633       387,290
Operating Income                           78,728        32,665

Other Income (expense)
     Interest Income                          271           826
     Interest Expense                     (27,822)      (32,572)

Net Income (loss)                          51,177           919

Net Income Per Common Share                    -             -

Weighted Average Number of Shares      32,344,948    32,164,948
Outstanding





   ELDORADO ARTESIAN SPRINGS, INC.
       Statement of Cash Flows

                                             June 30
                                         1996        1995
Cash Flows From Activities
     Net Income                          51,177         919
     Adjustments to Reconcile
     Depreciation and amortization       49,995      43,974
     Changes in Assets and Liabilities
          Accounts Receivable           (27,574)    (19,596)
          Inventory                     (20,219)      5,983
          Prepaid Expenses and other          0      17,714
          Accounts Payable               16,295      23,606
          Accrued Expenses               20,746      15,943
          Unearned Income                (1,889)     (1,785)
            Net Cash From operating
             activities                  88,531      86,758

Cash Flows From Investing
     Purchase of Property and equipment (62,742)   (104,800)
     Increase in Note Receivable              0       (556)
            Net Cash investing          (62,742)  (105,356)

Cash Flows From Financing Activities
     Additions to Long-Term Debt              0      98,640
     Loan Fees and Other Assets             671    (21,369)
     Payments on Long-Term Debt        (13,578)    (40,487)
     Payments on Other Long-Term
      liabilities                      (20,448)          0
            Net Cash Flows from        (33,355)     36,784
             Financing

Net Increase (Decrease) in Cash         (7,566)     18,186

Cash - beginning                        89,289      44,120

Cash - ending                           81,723      62,306






                NOTES TO FINANCIAL STATEMENTS

OPINIONS OF MANAGEMENT

   In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996, the results of operations and cash flow for the period then ended.

   In  the  opinion of management, the results of operations
for   the  three  months  ended  June,  30,  1996  are   not
necessarily indicative of the results to be expected for the full year.

  Summary of the Company's significant accounting policies are incorporated by reference to the Company's March 31, 1996 Annual Report filed under cover of Form 10-K.
   The financial statements presented were prepared on a proforma consolidated basis. This gives effect to the combination of Eldorado Artesian Springs, Inc. and Lexington Funding, Inc. as if it had occurred April 1, 1986. This business combination was accounted for as a reverse acquisition using the purchase method in a manner similar to a pooling of interests. The management of Eldorado Artesian Springs, Inc. has retained control of the combined entity.

   Income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period.
























            MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Revenues for the three months ended June 30, 1996 increased 23.5% to $616,939 versus $499,382 for the same period in 1995. By comparison Costs of Goods Sold increased by only 19% even though 12.4% of revenues were derived from the small package wholesale products, versus 10.3% of revenues from the wholesale products in 1995. The lower cost of goods is attributable to more aggressive purchasing programs instituted in the quarter. Additionally, operating expenses increased by 14.4% and interest expense decreased by 14.6% as a result of the debt restructuring completed in March of 1996.
As a result of the increased revenues and lesser rates of increases in the cost structure net income for the period increased  5,468% from $919 to $51,177 for the three  months ended June 30, 1996.
During  the  three  month period ended  June  13,  1996  the company invested $62,742 on additions to plant and equipment. This is slightly less than the same period a year ago when $104,800 was invested. However, whereas last year's purchases required additional debt to be incurred totaling $98,640 this year's purchases were 100% financed from cash generated by operations. This was made possible by the cash flows resulting from the positive cash impacts of the aforementioned debt restructuring completed in March 1996.
Management believes these positive cash flow trends will continue to provide sufficient funds to continue to allow the company to fund growth internally with no additions to long term debt.


















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


                         ELDORADO   ARTESIAN   SPRINGS,
                         INC.

                          By: /s/  Douglas Larson
                                Douglas   A.    Larson,
                          President

                          By:  /s/   Kevin   M.  Sipple
                          Kevin M. Sipple, Secretary