Form 10KSB/A
period 1996-03-31
ELDORADO ARTESIAN SPRINGS INC
filed 1996-08-27
CIK 796124

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

     Commission File No. 0-18235

                  ELDORADO ARTESIAN SPRINGS, INC.
     (Exact name of Registrant as specified in its charter)

Colorado                                        84-0907853
(State or other jurisdiction of
incorporation or organization)           (I.R.S. Identification Number

P.O. Box 445, Eldorado Springs, Colorado                80025
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:    (303) 499-1316

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

3         Articles   of  Incorporation          Incorporated by reference to
          and Bylaws                            Exhibit   No.   3   to   the
                                                Registration Statement  (No.
                                                33-6738-D)

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

   Name and Capacity                                         Date






June 28, 1996
Douglas A. Larson, President,
Treasurer and Director



June 28, 1996
Kevin M. Sipple, Vice-President,
Secretary and Director



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




                                  Ehrhardt Keefe Steiner & Hottman PC

May 7, 1996
Denver, Colorado




                           Balance Sheets
                           March 31, 1996

                               Assets
Current assets
  Cash                                        $ 89,289
  Accounts receivable (Note 2)
     Trade - net                               234,543
     Employee                                      473
     Other                                       4,336
  Inventories                                   96,210
  Prepaid expenses and other                    16,783
  Deferred income taxes (Note 4)                18,251
       Total current assets                                   459,885

Property, plant and equipment - net
(Notes 2 and 3)                                             1,144,308

Other assets (Note 2)
  Water rights - net                           123,593
  Other - net                                   53,977
       Total other assets                                     177,570

Total                                                   $   1,781,763

                Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                            $ 53,598
  Accrued expenses (Note 2)                     73,288
  Deposits                                      23,863
  Current maturities of long-term debt
   (Note 3)                                     54,148
       Total current liabilities                              204,897

Long-term liabilities
  Long-term debt (Note 3)                    1,202,967
  Deferred income taxes (Note 4)                30,359
       Total liabilities                                   1,438,223

Commitments (Notes 3 and 5)

Stockholders' equity
   Common stock, par value $.00 per share;
50,000,000 shares authorized; 32,344,948
(1996) and 32,164,948 (1995) shares
issued and outstanding                         32,345
  Additional paid-in capital                  265,225
  Retained earnings (accumulated deficit)      45,970
                                                            343,540

Total                                                    $1,781,763

                      Statements of Operations

                                              For the Years Ended
                                                   March 31,
                                              1996         1995
Revenue
  Water and related                          $2,028,239   $1,687,324
  Rentals                                        39,397       40,310
  Pool                                           79,420       79,954
  Returns and allowances                         (5,427)      (3,528)

  Net revenue                                 2,140,629     1,804,060

Cost of goods sold exclusive of
depreciation and amortization                   296,703       212,723

Gross profit                                  1,843,926     1,591,337

Operating expenses
  Salaries and related                          833,158       715,671
  Administrative and general                    340,245       292,636
  Selling and delivery                          217,254       201,735
  Depreciation and amortization                 236,489       154,812
                                              1,627,146     1,364,854

Operating income                                216,780       226,483

Other income (expense)
  Interest income                                 2,967         3,029
  Other income                                   11,060        10,849
  Interest expense                             (134,326)     (123,017)
                                               (120,299)     (109,139)
Income before income taxes                       96,481       117,344

Provision (benefit) for income taxes
  Current                                        27,801         2,717
  Deferred                                       (4,647)       26,398
                                                 23,154        29,115

Net income                                      $73,327      $ 88,229

Net income per common share                     $     -      $     -

Weighted average number of shares            32,179,948     32,164,948
outstanding


                    Statements of Stockholders' Equity
                    Years Ended March 31, 1996 and 1995



                                                          Retained
                                             Additional    Earnings
                         Common Stock         Paid-in   (Accumulated)
                       Shares    Amount       Capital    Deficit)       Total

Balance-March 31, 32,164,948    32,165       254,108     (115,586)    170,687
1994

Net income for the       -          -           -           88,229      88,229
year

Balance-March 31,
1995               32,164,948    32,165        254,108      (27,357)     258,916

Common stock issued   180,000       180         11,117          -        11,297
for cash

Net income for the         -          -          -            73,327      73,327
year

Balance-March 31,  32,344,948   $ 32,345     $ 265,225      $ 45,970    $343,540
1996

                      Statements of Cash Flows

                                                  Years Ended
                                                   March 31,
                                               1996         1995
Cash flows from operating activities
 Net income                                   $73,327       $88,229
   Adjustments to reconcile net income to
    net cash provided by operating activities-
   Depreciation and amortization              236,489       154,812
   Deferred income taxes                       16,559       26,398
   Changes in certain assets and
    liabilities -
     Accounts receivable                      (38,601)     (36,521)
     Inventories                               (4,738)     (35,666)
     Prepaid expenses and other                  (348)      (5,351)
     Accounts payable                          12,558       17,877
     Accrued expenses                          20,059       13,667
     Deposits                                  11,595        1,964
                                              253,573      137,180
       Net cash provided by operating
        activities                            326,900      225,409

Cash flows from investing activities
 Purchase of property and equipment          (419,136)    (124,708)
 Payments of note receivable -
  stockholder                                  40,088       (2,223)
       Net cash flows used in investing
        activities                           (379,048)    (126,931)

Cash flows from financing activities
 Issuance of common stock                      11,297         -
 Additions to long-term debt                1,382,624        59,999
 Loan fees and other assets                    19,091       (31,626)
 Payments on long-term debt                (1,315,695)     (124,693)
       Net cash flows provided by (used in)
        financing activities                   97,317       (96,320)

Net increase in cash                           45,169         2,158

Cash - beginning of year                       44,120        41,962

Cash - end of year                          $  89,289     $  44,120

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


Note 2 - Selected Balance Sheet Information

                                                   March 31,
                                               1996         1995
Accounts receivable
  Trade                                    $ 239,543      $200,673
  Less allowance for doubtful accounts        (5,000)       (5,000)

                                           $ 234,543      $195,673
Property, plant and equipment
  Land                                     $ 225,194      $225,194
  Buildings and improvements                 912,408       718,462
  Machinery and equipment                  1,094,784       881,225
  Equipment leased under capital leases        8,891           -
  Office furniture and fixtures               56,849        54,108
                                           2,298,126     1,878,989
  Less accumulated depreciation           (1,153,818)     (960,211)

                                           1,144,308       918,778
Other assets
  Water rights                             $ 179,500     $ 179,500
  Less accumulated amortization              (55,907)      (51,419)

                                           $ 123,593      $ 128,081

Other                                      $  57,914       $ 85,614
  Less accumulated amortization               (3,937)        (9,701)

                                           $  53,977       $ 75,913
Accrued expenses
  Property taxes                           $  20,593       $ 20,538
  Sales tax                                    5,690          5,204
  Income taxes                                21,405          2,717
  Payroll and payroll taxes                   25,600         24,770

                                           $  73,288       $ 53,229



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

Mortgage  note payable due November 30, 1998,  interest
at  8.5%,  monthly principal and interest  payments  of
$1,211   with all unpaid principal and interest due  at
maturity.   Secured  by the deed  of  trust  on  rental       157,115
property.

                                                            1,257,115
Less current maturities                                       (54,148)

                                                         $  1,202,967

Future maturities of long-term debt at March 31, 1996 are:

                                               Notes
     Year Ending March 31,                    Payable
           1997                             $54,148
           1998                              60,866
           1999                             221,179
           2000                              71,226
           2001                             849,696

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


Note 4 - Income Taxes (continued)

The net current and long-term deferred tax assets in the accompanying balance sheet includes the following deferred tax assets.

                                               March  31,
                                                  1996
Current deferred tax asset                    $   18,251
Current deferred tax liability                        -

Net current deferred tax asset                 $  18,251

Long-term deferred tax asset                   $      -
Long-term deferred tax liability                 (30,359)

Net long-term deferred tax liability           $ (30,359)

The principal temporary differences that result in a deferred tax asset and liability are due to the method of recording the allowance for doubtful accounts, depreciation expense and leases.

The provision for income taxes is summarized as follows:

                                               For the Years Ended
                                                    March 31,
                                               1996         1995
  Current -
     Federal                                 $ 24,935      $ 2,717
     State                                      2,866        -

                                             $ 27,801      $ 2,717

  Deferred -
     Federal                                 $ (4,051)     $23,172
     State                                       (596)       3,226

                                             $ (4,647)     $26,398


Note 4 - Income Taxes (continued)

The following is a reconciliation of income taxes at the Federal Statutory rate with income taxes recorded by the Company.

                                              For the Years Ended
                                                    March 31,
                                                1996         1995
Computed income taxes at statutory rate     $  20,186      $ 25,557
State income taxes, net of Federal income
tax benefit                                     2,968         3,558

                                            $   23,154     $ 29,115

Deferred  taxes  are  recorded  based upon  differences  between  the financial  statement  and  tax basis of assets  and  liabilities  and available tax credit carryforwards. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                             March 31,
                                               1996
  Differences related to fixed assets        $ 66,361
  Differences related to other assets          22,363
  Allowance for doubtful accounts              (5,000)
  Alternative minimum tax credit
   carryforward                               (50,407)

                                             $ 33,317

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

     Year Ending December 31,
            1997                           $ 75,745
            1998                             78,468
            1999                             70,416
            2000                             45,138
            Thereafter                       26,200

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