Form 10QSB
period 1996-09-30
ELDORADO ARTESIAN SPRINGS INC
filed 1996-11-14
CIK 796124

1

                          FORM 10-Q
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1996

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

Yes  X   No _____


Number  shares  of common stock outstanding  at  the  latest practicable date, September 30,1996: 32,344,948 with  56,045 shares in the treasury.










               Eldorado Artesian Springs, Inc.
                Form 10-Q, September 30, 1996

                      TABLE OF CONTENTS


Part I - Financial Information
Page

     Balance Sheet as of March 31, 1996 and
September 30, 1996
3

Statement of Operations for the six month and 3 month
ended September 30, 1996 and 1995
4

Statement of Cash Flow for the six month and 3 month
ended September 30, 1996 and September 30, 1995
5

Notes to Financial Statements
6

Management's Discussion and Analysis of Financial
Condition & Results of Operations
7-8

Part II - Other Information
9

Signature Page
10




ELDORADO ARTESIAN SPRINGS, INC.
Balance Sheet

                                        September 30, 1996       March 31, 1996
Assets
Current Assets
     Cash                               66,427                        89,289
     Accounts Receivable
          Trade Net                     303,406                      234,543
          Other                         5,092                          4,809
     Inventories                        107,538                       96,210
     Prepaid Expenses and Other         16,783                        16,783
     Deferred Income Taxes              18,251                        18,251
               Total Current Assets     517,497                      459,885

Property, Plant & Equipment
  (net of depreciation)              1,144,519                    1,144,308

Other Assets
     Water Rights - net                121,349                      123,593
     Other - net                        52,636                       53,977
               Total Other Assets      173,985                      177,570
Total                                1,836,001                    1,781,763

Liabilities and Stockholders' Equity
Current Liabilities
     Accounts Payable                   43,930                       53,598
     Accrued Expenses                   48,356                       73,288
     Unearned Income                    18,279                       23,863
     Current Maturities                 53,546                       54,148
               Total Current
                Liabilities            164,111                      204,897

Long Term Debt                       1,176,725                    1,202,967
     Deferred Income Taxes              30,359                       30,359
               Total Liabilities     1,371,195                    1,438,223
Equity
     Common Stock                       32,345                       32,345
     Additional Paid-in Capital        265,225                      265,225
     Retained Earnings                  45,970                           -
     Net Earnings                      121,266                       45,970
               Total Equity            464,806                      343,540
Total                                1,836,001                    1,781,763


ELDORADO ARTESIAN SPRINGS, INC.
Statement of Operations

                            3 Months                        6 Months
                Sept. 30, 1996   Sept. 30,1995  Sept. 30, 1996   Sept. 30, 1995
Revenue
 Water and
  Related           712,605           559,317        1,301,809        1,039,948
 Pool                55,165            65,335           75,419           78,042
 Rentals             11,865             9,915           23,730           19,830
 Returns and
  Allowances         (5,578)           (4,284)          (9,962)          (8,155)
    NET REVENUE     774,057           630,283        1,390,996        1,129,665
Cost of Goods Sold  147,000            89,569          241,578          168,996

Gross Profit        627,057           540,714        1,149,418          960,669

Operating Expenses
 Salaries and
   Related         274,175            226,330          502,258          437,012
  Administrative
   and General      79,861             59,749          165,782          123,628
  Selling and
    Delivery       120,937             71,041          200,571          139,796
  Depreciation and
   Amortization     53,654             43,974          103,649           87,948
TOTAL OTHER
 EXPENSE           528,627            401,094          972,260          788,384
Operating Income    98,430            139,620          177,158          172,285

Other Income
 (expense)
 Interest Income       273                 836             544            1,662
 Interest Expense  (28,614)            (31,423)        (56,436)         (63,995)

Net Income (loss)   70,089             109,033         121,266          109,952

Net Income Per
 Common Share         -                    -                -                 -

Weighted Average
Number of Shares
 Outstanding    32,344,948          32,164,948       32,344,948      32,164,948










ELDORADO ARTESIAN SPRINGS, INC.
Statement of Cash Flows

                        3 Months Ended                   6 Months Ended
                 Sept. 30, 1996  Sept. 30, 1995  Sept. 30, 1996  Sept. 30, 1995
Cash Flows From
 Activities
 Net Income          70,089          109,033        121,266           109,952
 Adjustments to
  Reconcile
 Depreciation and
  Amortization       53,654           43,974        103,649            87,948
 Changes in Assets
   and Liabilities
  Accounts
   Receivable       (41,572)          (8,712)       (69,146)          (28,308)
  Inventory           8,891            7,432        (11,328)           13,415
  Prepaid Expenses
   and Other             0            (7,912)            0              9,802
   Accounts Payable (25,963)          12,641         (9,668)           36,247
  Accrued Expenses  (25,230)         (22,345)       (24,932)           (6,402)
   Unearned Income   (3,695)          (1,825)        (5,584)           (3,611)
 Net Cash From
  Operating
  Activities         36,174          132,286        104,257           219,043

Cash Flows From Investing
 Purchase of
  Property and
  Equipment         (38,874)        (52,970)       (101,616)         (157,770)
 Increase in
   Note Receivable        0            (556)             0             (1,122)
 Net Cash Investing (38,874)        (53,526)       (101,616)         (158,892)

Cash Flows From
 Financing Activities
 Additions to
  Long-Term Debt          0          15,273              0            113,913
 Loan Fees and
  Other Assets          670          (1,322)         1,341            (22,690)
 Payments on
  Long-Term Debt    (13,266)        (39,087)       (26,844)           (79,974)
 Net Cash Flows
  From Financing    (12,596)        (25,136)       (25,503)            11,649

Net Increase
 (Decrease) in
  Cash              (15,296)         53,624        (22,862)             71,810

Cash - beginning     81,723          62,306         89,289              44,120

Cash - ending        66,427         115,930         66,427             115,930









                NOTES TO FINANCIAL STATEMENTS

OPINIONS OF MANAGEMENT

     In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, the results of operations and cash flow for the period then ended.

    In   the   opinion   of   management,   the   results   of   operations
for    the    six    months   ended   September,   30,   1996    are    not
necessarily   indicative   of  the  results  to   be   expected   for   the
full year.

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



            MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Revenues for the three months ended September 30, 1996 increased 22.8% to $774,057 versus $630,283 for the same period in 1995. Similarly, revenues for the six months ended September 30, 1996 increased 23.1% to $1,390,996 versus $1,129,665 for the same period in 1995.

Revenues  for  water  products  and  related  items  increased  27.4%   for
the three months and 25.2% for the six months ended September 30, 1996 over the same periods one year ago. By comparison, a sampling of bottled water industry growth estimates taken from trade publications, indicate national category growth rates to be in the range of 8% to 12%. Wholesale products sold to retail chains for resale increased revenues by 87.6% in the six month period when compared to the same period a year ago. And as a percentage of total revenues, wholesale products increased from 10.1% of revenues in 1995 up to 15.3% of revenues in 1996. At the same time, cost of goods sold on these products only increased by 46.5%, reflecting improved purchasing habits and quantity discounts. Overall, the cost of gods sold on all products increased 64.1% for the three month period and 42.9% for the six month period. The abnormally high increase for the three month period is due primarily to losses incurred in liquidation of glass bottle inventory at prices substantially less than originally booked purchase prices. This was done because the company no longer packages its products in glass containers.

Operating   expenses  increased  at  rates  similar  to   the   growth   in
revenues,   increasing   31.7%  in  the   three   months   and   23.3%   in
the six months when compared to the same periods in 1995. The six month increase is almost identical to growth in revenues. However, the most recent three month trend is somewhat higher. This higher rate is due principally to a wage increase for all employees that went into effect on June 30, 1996, and increased seasonal selling expenses for the summer months.

Accounts receivable have increased from $239,352 on March 31, 1996 to $266,926 on June 30, 1996 and to $308,498 as of
September 30, 1996. While the level of accounts receivable as of June 30, 1996 was up it still represented 39 days sales, whereas the number of days sales in receivables as of
September    30,   1996   has   risen   to   45   days.    This    is    an
alarming    trend    and    immediate   steps   have    been    taken    to
correct this reversal of the trend of the past two years. With these funds used up in customer credit the company is not generating the full useful cash flow expected from restructuring the company debt in March of this year. It is imperative that the company apply its resources to the collection of these accounts and additionally reassess its credit policies and billing practices. And while the rise
in    receivables   may   be   in   lock-step   with   consumer   practices
recently   around   the   country,   it   does   not   mean   the   company
will not take preventative measures to control its level of receivables at a target level of 38 days sales.

Net Income for the three months ended September 30, 1996 was $70,089, down 35.8% from $109,033 during the same period in
1995.    However,   for   the   six  months  ended   September   30,   1996
net income was up 10.3% to 121,266 compared to $109,952 for the same period one year ago. Management believes this is reflective of more consistent earnings patterns that should occur because of the more predictable cash flows resulting from restructuring company debt six months ago.




PART II OTHER INFORMATION

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

     Item 4 - Submission of Matters to a Vote of the
     Security Holders

     The annual Shareholder's Meeting was held July 17,
     1996. Two matters were subject to a vote. The shareholders elected the Board members to serve an additional on year term. Shareholders ratified
     Ehrhardt, Keefe, Steiner & Hottman as the independent auditor.

     Item 5 - Other Information

     None


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