Form 10QSB
period 1996-12-31
ELDORADO ARTESIAN SPRINGS INC
filed 1997-02-14
CIK 796124

10
                                 FORM 10-Q
                           SECURITIES AND EXCHANGE
                       COMMISSION WASHINGTOn, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

For Quarter Ended December 31, 1996

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

Yes  X   No _____


Number shares of common stock outstanding at the latest practicable date, December 31, 1996: 32,344,948 with 56,045 shares in the treasury.





                      Eldorado Artesian Springs, Inc.
                      Form 10-Q, December 31, 1996

                            TABLE OF CONTENTS


Part I - Financial Information                                   Page

     Balance Sheet as of March 31, 1996 and
     December 31, 1996                                              3

     Statement of Operations for the nine months and 3 months
     ended December 31, 1996 and 1995                               4

     Statement of Cash Flow for the nine months and 3 months
     ended December 31, 1996 and December 31, 1995                  5

     Notes to Financial Statements                                  6

     Management's Discussion and Analysis of Financial
     Condition & Results of Operations                            7-8

Part II - Other Information                                         9

Signature Page                                                     10




                  ELDORADO ARTESIAN SPRINGS, INC.
                         Balance Sheet

                                       December 31, 1996    March 31, 1996
                        Assets

Current Assets
     Cash                                      115,260         89,289
     Accounts Receivable
          Trade Net                            267,119        234,543
          Other                                  4,888          4,809
     Inventories                               115,102         96,210
     Prepaid Expenses and Other                 55,858         16,783
     Deferred Income Taxes                      18,251         18,251
               Total Current Assets            576,478        459,885

Property, Plant & Equipment (net of          1,121,360      1,144,308
  depreciation)

Other Assets
     Water Rights - net                        120,227        123,593
     Other - net                                51,965         53,977
               Total Other Assets              172,192        177,570
Total                                        1,870,030      1,781,763

        Liabilities and Stockholders' Equity

Current Liabilities
     Accounts Payable                           56,798         53,598
     Accrued Expenses                           56,540         73,288
     Unearned Income                            16,588         23,863
     Current Maturities                         53,544         54,148
               Total Current                   183,470        204,897

Long Term Debt                               1,162,959      1,202,967
     Deferred Income Taxes                      30,359         30,359
               Total Liabilities             1,376,788      1,438,223
Equity
     Common Stock                               32,345         32,345
     Additional Paid-in Capital                265,225        265,225
     Retained Earnings                          45,970         45,970
     Net Earnings                              149,702
               Total Equity                    493,242        343,540
Total                                        1,870,030      1,781,763




                       ELDORADO ARTESIAN SPRINGS, INC.
                          Statement of Operations


                               3 Months                  9 Months
                          Dec. 31,    Dec. 31,      Dec. 31,    Dec. 31,
                           1996        1995          1996        1995
Revenue
     Water and related    600,308     468,543       1,902,117   1,508,491
     Pool                       0         378          75,419      78,420
     Rentals               11,865      11,515          35,595      31,345
     Returns and
      Allowances           (3,991)      7,304         (13,953)       (851)
         NET REVENUE      608,182     487,740       1,999,178   1,617,405

Cost of Goods Sold         76,224      66,388         317,802     235,384

Gross Profit              531,958     421,352       1,681,376   1,382,021

Operating Expenses
     Salaries and         248,619     190,722         750,877     627,734
      Related
     Administrative        87,015      60,583         252,797     184,211
      and General
     Selling and           82,708      71,753         283,279     211,549
      Delivery
     Depreciation and      57,819      43,973         161,468     131,921
      Amortization
TOTAL OTHER EXPENSE       476,161     367,031       1,448,421   1,155,415
Operating Income           55,797      54,321         232,955     226,606

Other Income (expense)
     Interest Income          275         651             819       2,313
     Interest Expense     (27,636)    (32,066)        (84,072)    (96,061)

Net Income (loss)          28,436      22,906         149,702     132,858

Net Income Per Common Share     -           -               -           -

Weighted Average
Number of Shares      32,108,903   32,108,903       32,108,903  32,108,903
 Outstanding











                       ELDORADO ARTESIAN SPRINGS,INC.
                         Statement of Cash Flows

                                3 Months Ended          9 Months Ended                               Ended                  Ended
                                Dec. 31,   Dec. 31,    Dec. 31,   Dec. 31,
                                  1996       1995        1996       1995
Cash Flows From Activities
     Net Income                  28,436      22,906    149,702    132,858
     Adjustments to
Reconcile
          Depreciation and       57,819      43,973    161,468    131,921
           Amortization
     Changes in Assets and
Liabilities
               Accounts          36,491      12,333   (32,655)   (15,975)
                Receivable
               Inventory        (7,564)     (6,927)   (18,892)      6,488
          Prepaid Expenses     (39,075)     (1,415)   (39,075)      8,387
           and Other
               Accounts         12,868     (33,342)     3,200       2,905
                Payable
               Accrued           8,184      (1,106)   (16,748)     (7,508)
                Expenses
               Unearned         (1,691)     (2,249)    (7,275)     (5,860)
                Income
 Net Cash From Operating        95,468      34,173    199,725     253,216
  Activities

Cash Flows From Investing
     Purchase of Property      (33,538)  (176,106)  (135,154)  (333,876)
      and Equipment
     Increase in Note                0       (555)         0     (1,667)
      Receivable
                       Net     (33,538)  (176,661)  (135,154)  (335,543)
Cash Investing

Cash Flows From Financing
 Activities
     Additions to Long-Term Debt     0   186,210          0    300,123
     Loan Fees and Other           671      (680)      2,012   (23,370)
      Assets
     Payments on Long-Term     (13,768)  (64,177)    (40,612) (143,751)
      Debt
 Net Cash Flows From           (13,097)  121,353     (38,600)  133,002
  Financing

Net Increase (Decrease) in       48,833  (21,135)     25,971    50,675
  Cash

Cash - beginning                 66,427  115,930      89,289    44,120

Cash - ending                   115,260   94,795     115,260    94,795






                       NOTES TO FINANCIAL STATEMENTS

OPINIONS OF MANAGEMENT

A. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1996, the results of operations and cash flow for the period then ended.

B. In the opinion of management, the results of operations for the nine months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

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






                   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Revenues for the three months ended December 31, 1996 increased 24.7% to $608,182, versus $487,740 for the same three month period in 1995. For the nine months ended December 31, 1996 revenues increased 28.1% to $1,999,178 versus $1,617,405 for the same period in 1995.

Revenues for the water products and related items increased 28.1% for the three months and 26.1% for the nine months ended December 31, 1996. Consensus of industry growth rate nationwide is approximately 9%. For the nine month period sales of wholesale products (gallon and PET containers) increased by
78.4%  compared  to  the  same  nine months in  1995.   Furthermore,  these
products increased as a percentage of total company revenue from 9.6% in 1995 to 14.1% in 1996. Management expects the contribution as a percent of company revenues to increase significantly in the years ahead as a direct result of more aggressive marketing and superior growth of the category.
As a result of the improving scale of economies the cost of goods on the wholesale products has declined by 28% from 1995 to 1996. Also affecting cost of goods positively has been a drop in PET resin prices resulting from significantly boosted capacities of production by the major manufacturers.

Operating expenses for the nine months end December 31, 1996 increased 25.3% compared to the same nine month period in 1995. This is slightly less than but in the line with the increase in revenues during the same period.

Trade accounts receivable totaled $267,119 as of December 31, 1996 compared to $234,543 on March 1, 1996. This represents 39.5 days sales in receivables down from the last reporting period ended September 30, 1996. This drop is due to a charge off of bad debts totaling $11,734.30, or 0.58% of sales
year   to  date.   Management  expects  additional  bad  debt  charges   of
approximately $10,000 for the year ending March 31, 1997, or an approximate representation of 0.8% of sales.

For the nine months ended December 31, 1996 the company has invested $135,154 in capital equipment and other capital expenditures. The company does plan on
additional   acquisitions  for  the  fiscal  year  totaling   approximately
$140,000. Restrictive covenants on the company's loan agreement with its principal lender (Bank One, NA) limit the amount of capital expenditures to
$150,000  per  year  with  exceptions allowed by  written  approval.   Such
approval has been obtained to allow for the planned fourth quarter capital acquisitions.

Net income for the three months increased 24.1% to $28,436 versus the same quarter one year ago, and by 12.7% to $149,702 for the nine months ended December 31, 1996 compared to 1995. Net income before taxes for the year ended March 31, 1996 was $96,481, much lower than the reported third quarter results.




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