Form 10KSB
period 1997-03-31
ELDORADO ARTESIAN SPRINGS INC
filed 1997-06-30
CIK 796124

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                               WASHINGTON,  D.C.    20549
                                    FORM  10-KSB
                                    ------------

(Mark  One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               [FEE  REQUIRED]
               For  the  fiscal  year  ended  March  31,  1997

[  ]          TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES  EXCHANGE  ACT  OF  1934
              [NO  FEE  REQUIRED]
              For  the  fiscal  year  ended  ___________________

              Commission  File  No.  0-18235
                                     -------

                            ELDORADO  ARTESIAN  SPRINGS, INC.
                              ----------------------------
             (Exact  name  of Registrant  as  specified  in  its  charter)

     Colorado
--------------------                                       84-0907853
                                                      --------------------
(State  or  other  jurisdiction  of              (I.R.S. Identification Number)
 incorporation  or  organization)

P.O.  Box  445,  Eldorado  Springs,  Colorado                       80025
---------------------------------------------                      -------
(Address  of  principal  executive  offices)                     (Zip  Code)

Registrant's  telephone  number,  including  area  code:     (303) 499-1316
                                                        ----------------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:    None
                                                                       ----

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:

                               Common  Stock, $.001  Par  Value  Per  Share
                                ------------------------------------------
                                             (Title  of  Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X        No  ___

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge. In definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

State  issuer's  revenues  for  its  most  recent  fiscal  year$2,644,521
                                                                ---------
State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value will be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliated in Rule 12b-2 of the Exchange Act)



Not  available.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common  Stock,  $.001  par  value                      32,344,948
     ---------------------------------                      ----------
                  Class                        Outstanding  at  June  26,  1997



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

     None.


PART  I
-------


Item  1.    Business.
-------     --------

General
-------

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

Effective April 10, 1987, the Company acquired all of the shares of Eldorado Artesian Springs, Inc. ("Eldorado") of Eldorado Springs, Colorado. Eldorado, a Colorado corporation, was formed in 1983. The acquisition was accomplished by the exchange of Company stock for all of the outstanding shares of Eldorado from its shareholders, Douglas A. Larson, Jeremy S. Martin, Kevin M. Sipple, Raymond Kerbaugh and Melvin Larson. Pursuant to the acquisition of Eldorado, Eldorado share-holders received an aggregate of 28,080,000 shares of the Company's Common Stock, representing 90% of outstanding shares of the Company after the acquisition. The number of Company shares of stock exchanged in the acquisition was determined through arms-length negotiations. In June 1988, Eldorado was merged into Lexington pursuant to a statutory merger, and Lexington changed its name to Eldorado Artesian Springs, Inc.

As a result of the Eldorado acquisition and subsequent merger, the primary business of the Company is the bottling and sale of pure spring water which eman-ates from springs located on property owned by the Company. In addition to real property and the wells and springs thereon, and water rights, the Company owns a bottling plant (including building and bottling equipment), delivery trucks, associated containers and equipment, resort buildings, a mobile home park, and an outdoor swimming pool which are located on the property.

Products
--------

The Company's principal business is bottling and selling Artesian Spring Water. The Company also owns and operates a resort/spa on its property during the summer months and rents four single-family homes and mobile home spaces on the property. The Company's water bottling operations account for 95.6% of revenues of the Company's revenues.

Bottling
--------

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

Sales  and  Distribution
------------------------

The Company sells its products in five gallon, one gallon, 1.5 liter, 1.0 liter, and 0.5 liter bottles. The Company operates its own fleet of delivery vehicles selling all sizes off truck in quantities of less than full pallet configuration to homes, offices, and retail outlets in the entire front range area of Colorado. The Company also sells its products to major retail stores directly through their warehouses and to several independent distributors who service accounts located outside the area serviced by the Company fleet.

The five gallon sales and related cooler rentals represented approximately 79.5% of revenues and the smaller sizes accounted for 14.0% of revenues during the most recent fiscal year. Of the five gallon accounts, approximately 80% were home accounts and 20% were commercial establishments.

At present the Company's products are available primarily in Colorado, with a few exceptions in regions of states bordering Colorado. The Company's products are the number one selling brand of Natural Spring Water in the state of Colorado.

Marketing
---------

The Company focuses on three major areas in marketing its products; five gallon sales, small package products, and brand name recognition.

The five gallon products are primarily sold through the acquisition of new accounts attracted by personal sales representatives strategically located throughout the area at local events. The efforts of this staff are augmented by yellow pages, radio, and occasional television advertisements.

The smaller packages that are sold principally through retail chain stores are effectively marketed by using point of purchase inducements to gain new trial, usually in the form of discounts in price in conjunction with signage.

The Company attempts to build brand name awareness by sponsoring or participating in many local events. Eldorado Artesian Springs is the sponsor of the Boulder, Colorado July 4th Fireworks celebration, the Eldorado Springs Cancer Research Run, and participates in part in many other local events.

Supplies
--------

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

Seasonality  of  Business
-------------------------

Sales tend to be mildly seasonal in the bottled water business. A ten to fifteen percent differential in sales is normally experienced between the peak summer months and the low winter months.

Competition
-----------

There is active competition in the bottled water market. The Company's competitors include more diversified corporations having substantially greater assets and larger sales organiza-tions than the Company, as well as other small firms. The Company competes on the basis of customer service, product quality and price. Management believes that the products' superior taste, competitive pricing and unique packaging are significant factors in maintaining the Company's competitive position.

Environment
-----------

The Company's bottling operations are subject to regulation by the Food and Drug Administration of the federal government. These regulations are administered by the Colorado Department of Public Health and Environment Consumer Protection Division. Weekly product and source bacteriological tests are required and annual inspections are performed.

The Company is also subject to regulation under the Colorado Primary Drinking Water Regulations and the United States Safe Drinking Water Act. These regulations pertain to the operation of the water utility system owned by the Company that services the town of Eldorado Springs. These regulations are also administered by the State of Colorado Health Department Drinking Water Division. Regular periodic testing is also required for this operation.

Additionally, the Company operates the springs swimming pool which is also subject to regulation by the State of Colorado. These regulations are administered by the Boulder County Health Department and require periodic daily testing and agency inspections.

It is the Company's understanding that it is in compliance with these regulations as communicated by representatives of the responsible local agencies.

Employees
---------

The Company employs 39 full-time employees and 10 to 11 seasonal employees during the summer resort months.


Item  2.    Properties.
-------     ----------

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


Item  3.    Legal  Proceedings.
-------     ------------------

None.


Item  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders.
-------     -----------------------------------------------------------

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.



PART  II
--------

Item  5.    Market  for  Registrant's  Common  Equity  and Related Stockholder
-------     ------------------------------------------------------------------
Matters.
------

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

As  of  May  31,  1997,  there were 154 holders of the Company's common stock.

No dividends have been declared or paid by the Company since inception and none are contemplated at any time in the foreseeable future.

Item  6.       Management's Discussion and Analysis of Financial Condition and
--------       ---------------------------------------------------------------
Results  of  Operations.
------------------------

Financial  Condition  -  Liquidity  and  Capital  Resources
-----------------------------------------------------------

The cash flow position of the Company improved significantly during the fiscal year ended March 31, 1997. Year end cash position totaled $244,765 compared to $89,289 at year end in 1996. More significantly, the cash increase was the direct result of operations as opposed to increases in debt as was the case in the year end March 31, 1996.

The Company has certain financial covenants related to its bank borrowing, which the Company is in compliance with.

Revenues for the year ended March 31, 1997 increased by 23.5% from the previous year, to $2,644,521. Consensus industry averages are being reported by trade analysts as ranging from 8% to 10% for the year 1996.

The costs of goods sold increased 39.9% for the year ended March 31, 1997 compared to a year earlier. In addition to increases expected to accommodate the growth experienced by the Company, management believes the additional increases were incurred due to increases in the percentage of revenues generated by the higher cost PET bottle products. As these products contribute more to the Company's portfolio, it is expected that to restore margins and remain competitive, the Company will have to invest in the construction of a bottle production plant to manufacture its own bottles.

Operating expenses increased by 18.7% compared to a year ago. An amount that is significantly lower than the growth in revenues. There were no price increases during the year, therefore all revenue increases were the direct result of increased volume. Increases in wages and salaries were only 18.5% in spite of an across the board pay increase for all employees that became effective on July 1, 1996. This is a result of improved production procedures that increased line speeds thus lowering the labor cost on a per case basis. These improvements in labor efficiency helped to offset above average increases in the general and administrative expense and the selling and delivery expense. These increases reflect overall increased expenditures for advertising and promotions, insurance increases in proportion to volume on product liability coverage and related vehicles, and increased charges for bad debts written off during the year. The Company maintains as its target for credit policy management a goal of 0.5% of revenues for bad debts. Bad debt expense for the year ending March 31, 1997 were 1.03% of revenues, however losses of this nature were influenced dramatically by an $11,734 loss to a single company that went out of business. Management has taken steps in terms of new credit policies to prevent this type of loss in the future. Without this one large loss, bad debts would have been 0.59% of revenues, or very close to the target goal.

Accounts receivable increased by 18.0% from year to year and totaled $282,346 at year end. This represents a total of 39.6 days sales in receivables based upon sales made in the month of March 1997. The Company's goal or target number is 38 days sales in receivables, less than that management believes would indicate too stringent of a credit policy and could result in the Company not achieving desired sales growth.

Management believes the restrictive covenants contained in its loan agreement with its bank are not flexible enough to allow the Company to take advantage of the growth opportunities that exist today in the bottled water market. Therefore, the Company is currently engaged in negotiations which if successful would remove the expenditure limit and provide additional funds for capital improvements in the bottling plant and associated equipment. These improvements are expected to cost $300,000. It is hoped that the funds will be available so that the improvements can be completed before the end of July 1997.

Results  of  Operations
-----------------------

For the year ended March 31, 1997, income before taxes increased 94.0% to $187,214. Income taxes for the year were $63,062 resulting in net income of $124,152, up 69.3% from a year ago. Management is pleased with the results in so much as the improved performance and resulting cash available should help the Company continue to grow and compete in the marketplace.

Item  7.    Financial  Statements  and  Supplemental  Data.
-------     ----------------------------------------------

Please  see  pages  F-1  through  F-14.

Item  8.    Changes  in  and  Disagreements with Accountants on Accounting and
-------     ------------------------------------------------------------------
Financial  Disclosure.
---------------------

There have been no disagreements between the Company and its independent accountants on any matter of accounting princi-ples or practices or financial statement disclosure since the Company's inception.

PART  III

Item  9.    Directors  and  Executive  Officers  of  the  Registrant.
-------     --------------------------------------------------------

The following table sets forth information with respect to directors, executive officers, and significant employees of the Company. Directors serve for one year terms. Each director is also a nominee for election to the Board of Directors.

                                                                   Tenure  as
                                                                   Officer  or
   Name                   Age             Position(s)                Director
--------                 -----            -----------             ------------
Douglas A. Larson         41            President, Treasurer and
                                        Director                 1983 to present

Kevin  M.  Sipple         41            Vice-President, Secretary
                                        and  Director            1983 to present

Jeremy  S.  Martin        42            Vice-President and
                                        Director                 1983 to present

Business  Experience
--------------------

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

Family  Relationships
---------------------

There are no family relationships between any directors or executive officers of the Company.

Item  10.    Executive  Compensation.
--------     ------------------------

In  the  fiscal year ended March 31, 1997, no executive officer of the Company received  compensation exceeding $100,000.  Jeremy Martin received a salary of
$63,775,  and  Kevin Sipple received a salary of $63,260 for fiscal year ended
March  31,  1997.  The Company paid no comp-ensation other than salaries.  The
Company's  President,  Douglas A. Larson, received compensation of $71,524 for
the  fiscal  year  ended  March  31,  1997.   Directors of the Company are not
compensated  for  their  services  as  such.

Item  11.    Security  Ownership  of Certain Beneficial Owners and Management.
--------     ----------------------------------------------------------------

The following table sets forth certain data with respect to the only persons known by the Company to be the beneficial owners of more than five percent
(5%) of the outstanding shares of common stock of the Company as of March 31, 1997 and for all Officers and Directors as a group. The persons indicated are the sole beneficial owners of the stock and possess sole voting and investment power with respect to the shares indicated.



Title                                                               Percent
 of          Name and Address of      Amount and Nature of             of
Class         Beneficial Owners       Beneficial Ownership            Class

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

____________________
(1) Does not include 575,404 shares held in escrow which are the subject of a Stock Purchase Agreement with a principal shareholder.
(2) Does not include 1,726,213 shares held in escrow which are the subject of a Stock Purchase Agreement with a principal shareholder.


Item  12.    Certain  Relationships  and  Related  Transactions.
--------     --------------------------------------------------

During the period covered by this Report, there were no transactions in which the amount involved exceeded $60,000 between the Company and any director or executive officer or any security holder known to own more than five percent of the Company's stock, or any immediate family member of any of the foregoing persons, and no such transactions are currently proposed.

                                    PART IV

Item  13.    Exhibits  and  Reports  on  Form  8-K.
--------     --------------------------------------

     (a)          Documents  filed  as  a  part  of  this  Report.
                  -----------------------------------------------

The following Exhibits and financial statement schedules are filed as exhibits to this Report:


Exhibit
  No.              Description                               Location
 ----             -------------                             ----------
2.1               Agreement and Plan of Reorganization
                  dated April  10, 1987,
                  among Lexington Funding, Inc.,
                  Eldorado  Artesian  Springs,  Inc.,  Incorporated by reference and the  shareholders  of  Eldorado  to Exhibit No. 2 to Form
                  Artesian Springs,  Inc.              8-K dated April 10, 1987


2.2               Articles of Merger dated June 11,
                  1988, between Lexington  Funding,    Incorporated by reference
                  Inc.,  and  Eldorado  Artesian       to Exhibit No. 10.2 to
                  Springs,  Inc.                       Form 8-K dated March 31,
                                                       1988

3                 Articles of Incorporation and
                  Bylaws                               Incorporated by reference
                                                       to Exhibit No. 3 to the
                                                       Registration Statement
                                                       (No.33-6738-D)

10.1              Stock  Purchase  Agreement dated     Incorporated by reference
                  November, 1991 by and among          to Exhibit No. 2 to Form
                  Douglas  A.  Larson,  Kevin  M.      8-K dated April 10, 1987
                  Sipple, Jeremy  S.  Martin
                  (collectively "Purchasers")
                  Raymond  W.  Kerbaugh
                  ("Seller")  and  Eldorado
                  Artesian Springs,  Inc.
                  ("Company")



     (b)              Reports  on  Form  8-K.
        ------------------------------------

No report on Form 8-K was filed during the last quarter of the period covered by this report.

                                     SIGNATURES
                                      ----------

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ELDORADO  ARTESIAN  SPRINGS,  INC.



                                           By: /s/ Douglas A. Larson
                                               Douglas  A.  Larson,
                                               President  and  Principal
                                               Executive  Officer

Dated:    June  27,  1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

     Name  and  Capacity                                     Date
     -------------------                                    ------
                                                     June  27,  1997
Douglas  A.  Larson,  President,
Treasurer  and  Director


                                                     June  27,  1997
Kevin  M.  Sipple,  Vice-President,
Secretary  and  Director


                                                     June  27,  1997
Jeremy  S.  Martin,  Vice-President  and  Director





                        ELDORADO ARTESIAN SPRINGS, INC.

                             FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996







                        ELDORADO ARTESIAN SPRINGS, INC.





                               TABLE OF CONTENTS
                               -----------------


                                                                      Page
                                                                      ----

Independent  Auditors'  Report                                      F  -  2

Financial  Statements

            Balance  Sheet                                          F  -  3

            Statements  of  Operations                              F  -  4

            Statement  of  Stockholders'  Equity                    F  -  5

            Statements  of  Cash  Flows                             F  -  6

Notes  to  Financial  Statements                                    F  -  7



                         INDEPENDENT AUDITORS' REPORT


The  Board  of  Directors  and  Stockholders
Eldorado  Artesian  Springs,  Inc.
Eldorado  Springs,  Colorado


We have audited the accompanying balance sheet of Eldorado Artesian Springs, Inc. as of March 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eldorado Artesian Springs, Inc. at March 31, 1997, and the results of its operations and its cash flows for the years ended March 31, 1997 and 1996 in conformity with generally accepted accounting principles.





                                   /s/Ehrhardt  Keefe  Steiner  &  Hottman  PC
                                      Ehrhardt  Keefe  Steiner  &  Hottman  PC

May  2,  1997
Denver,  Colorado




                        ELDORADO ARTESIAN SPRINGS, INC.

                                 BALANCE SHEET
                                MARCH 31, 1997


                                    ASSETS
Current assets


  Cash                                                        $  244,765
   Accounts receivable (Notes 2 and 3)
    Trade - net                                                  278,421
    Employee                                                         400
    Other                                                          3,525
    Inventories (Note 3)                                          92,548
    Prepaid expenses and other                                    10,893
    Deferred income taxes (Note 4)                                11,845
                                                              ----------
       Total current assets                                      642,397
                                                              ----------

Property, plant and equipment - net (Notes 2 and 3)            1,212,535
                                                              ----------

Other assets (Notes 2 and 3)
 Water rights - net                                              119,106
 Other - net                                                      50,376
                                                              ----------
        Total other assets                                       169,482
                                                              ----------

Total                                                         $2,024,414
                                                              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                                             $   97,803
 Accrued expenses (Note 2)                                        82,230
 Deposits                                                         33,558
 Current maturities of long-term debt (Note 3)                    78,680
                                                              ----------
          Total current liabilities                              292,271

Long-term liabilities
 Long-term debt (Note 3)                                       1,223,569
 Deferred income taxes (Note 4)                                   40,882
                                                              ----------
           Total liabilities                                   1,556,722
                                                              ----------

Commitments (Notes 3 and 5)

Stockholders' equity (Note 6)
 Common stock, par value $.001 per share; 50,000,000 shares
  authorized; 32,344,948 issued and outstanding
 Additional paid-in capital                                      265,225
 Retained earnings                                               170,122
                                                              ----------
                                                                 467,692
                                                              ----------

Total                                                         $2,024,414
                                                              ==========
                         See notes to financial statements.
                                        F-3





                          ELDORADO ARTESIAN SPRINGS, INC.
                             STATEMENTS OF OPERATIONS





                                                            Years Ended
                                                              March 31,
                                                           -------------
                                                       1997           1996
                                                   -------------  ------------
Revenue
 Water and related                                 $  2,527,866   $ 2,028,239
 Rentals                                                 47,460        39,397
 Pool                                                    75,419        78,420
 Returns and allowances                                  (6,224)       (5,427)
                                                   -------------  ------------

    Net revenue                                       2,644,521     2,140,629

Cost of goods sold exclusive of depreciation and
 amortization                                           415,263       296,703
                                                   -------------  ------------

Gross profit                                          2,229,258     1,843,926
                                                   -------------  ------------

Operating expenses
 Salaries and related                                   987,703       833,158
 Administrative and general                             437,375       340,245
 Selling and delivery                                   288,681       217,254
 Depreciation and amortization                          217,977       236,489
                                                   -------------  ------------
                                                      1,931,736     1,627,146
                                                   -------------  ------------

Operating income                                        297,522       216,780
                                                   -------------  ------------

Other income (expense)
 Interest income                                          1,000         2,967
 Other income                                                 -        11,060
 Interest expense                                      (111,308)     (134,326)
                                                   -------------  ------------
                                                       (110,308)     (120,299)
                                                   -------------  ------------
Income before income taxes                              187,214        96,481
                                                   -------------  ------------

Provision (benefit) for income taxes (Note 4)
 Current                                                 46,133        27,801
 Deferred                                                16,929        (4,647)
                                                   -------------  ------------
                                                         63,062        23,154
                                                   -------------  ------------

Net income                                         $    124,152   $    73,327
                                                   =============  ============

Net income per common share                        $          -   $         -
                                                   =============  ============

Weighted average number of shares outstanding        32,344,948    32,179,948
                                                   =============  ============

                                    See notes to financial statements.
                                                    F-4


                            ELDORADO ARTESIAN SPRINGS, INC.

                           Statement of Stockholders' Equity
                          Years Ended March 31, 1997 and 1996

                                         Additional
                      Common Stock        Paid-in          Retained
                  Shares       Amount     Capital          Earnings      Total
                ---------    ---------  -----------     ------------   ---------

Balance - March
 31,  1995     32,164,948    $  32,165   $  254,108     $  (27,357)    $ 258,916

Common stock
 issued for
 cash (Note 6)    180,000          180       11,117             -         11,297

Net income
 for the year         -             -            -          73,327        73,327
                ----------      -------     --------       --------     --------

Balance - March
 31, 1996      32,344,948        32,345     265,225         45,970       343,540

Net income
 for the year         -              -           -         124,152       124,152
                ----------      -------    --------        --------     --------

Balance - March
  31, 1997     32,344,948       $32,345     $265,225      $170,122      $467,692
                ==========      =======    ========        ========     ========


                                 See notes to financial statements.
                                              F-5





                                 ELDORADO ARTESIAN SPRINGS, INC.

                                     Statements of Cash Flows


                                                             Years Ended
                                                               March 31,
                                                    ---------------------------
Cash flows from operating activities
 Net income                                         $    124,152   $    73,327
   Adjustments to reconcile net income to net
    cash provided by
     operating activities -
       Depreciation and amortization                     217,977       236,489
       Deferred income taxes                              16,929        16,559
       Changes in certain assets and liabilities -
          Accounts receivable                            (42,994)      (38,601)
          Inventories                                      3,662        (4,738)
          Prepaid expenses and other                       5,890          (348)
          Accounts payable                                44,205        12,558
          Accrued expenses                                 8,942        20,059
          Deposits                                         9,695        11,595
                                                      -------------  -----------
                                                         264,306       253,573
                                                      -------------  -----------
            Net cash provided by operating activities    388,458       326,900
                                                      -------------  -----------

Cash flows from investing activities
 Purchase of property and equipment                     (176,207)     (419,136)
 Payments of note receivable - stockholder                   -          40,088
                                                       -------------  ----------
                Net cash flows used in investing
                 activities                             (176,207)     (379,048)
                                                       -------------  ----------

Cash flows from financing activities
 Issuance of common stock                                    -          11,297
 Additions to long-term debt                                 -       1,382,624
 Loan fees and other assets                                  -          19,091
 Payments on long-term debt                             (56,775)    (1,315,695)
                                                      -------------  -----------
                 Net cash flows (used in) provided by financing
                   activities                           (56,775)        97,317
                                                      -------------  -----------

Net increase in cash                                    155,476         45,169

Cash - beginning of year                                 89,289         44,120
                                                      -------------  -----------

Cash - end of year                                 $    244,765    $    89,289
                                                      =============  ===========

Supplemental disclosures of cash flow information:
 Cash paid during the year for interest was $111,308 (1997) and $123,266 (1996). Cash paid during the year for income taxes was $44,445 (1997) and $5,111
 (1996).

Supplemental disclosure of noncash investing activity:
 During the year ended 1997, equipment was acquired through a capital lease for
  $101,909.
                                See notes to financial statements.
                                            F-6




                          ELDORADO ARTESIAN SPRINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
-----------------------------------------------------------------------------

Organization
------------

Eldorado Artesian Springs Inc. (the "Company") is a Colorado corporation which primarily sells bottled artesian spring water and rents water dispensers. Eldorado also rents housing, and during the summer months, it operates a natural artesian spring pool. The Company grants credit to its customers, substantially all of whom are located in Colorado.

Inventories
-----------

Inventories consist primarily of water bottles and crates and are stated at the lower of cost or market, on a first-in, first-out basis.

Property,  Plant  and  Equipment
--------------------------------

Property, plant and equipment are stated at cost. Machinery, equipment, furniture and fixtures are depreciated using various methods over their estimated useful lives of three to seven years. Buildings and improvements are depreciated using the straight-line method over their estimated useful lives of fifteen to thirty-nine and a half years.

Other  Assets
-------------

Other assets consisting of water rights, customer list, loan fees and organization costs are carried at cost and are being amortized on the straight-line basis over five to forty years.

Deposits
--------

Deposits  consist  primarily  of  deposits  on  bottles.

Revenue  and  Expense
---------------------

Revenue is recognized on the sale of its products as customer shipments are made. Returns are recognized when the product is received. Rental revenue is recognized on a monthly basis upon commencement of the lease agreement.

Income  Per  Common  Share
--------------------------

Income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period.

Reclassification  of  Prior  Year  Amounts
------------------------------------------

Certain reclassifications have been made to the balances for the year ended March 31, 1996 to make them comparable to those presented for the year ended
March 31, 1997, none of which change the previously reported net income or total assets.

Concentration  of  Credit  Risk
-------------------------------

The Company places its cash with a high credit quality financial institution. At March 31, 1997, the amounts deposited with the institution exceeded the federally insured limit by approximately $142,000.

Use  of  Estimates
------------------

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

Fair  Value  of  Financial  Instruments
---------------------------------------

The carrying amounts of financial instruments included cash, accounts receivable, accounts payable, deposits and accrued expenses and long-term debt approximated fair value as of March 31, 1997 because of the relatively short maturity of these instruments.


NOTE  2  -  SELECTED  BALANCE  SHEET  INFORMATION
-------------------------------------------------

Accounts receivable


 Trade                                                   $   288,421
 Less allowance for doubtful accounts                        (10,000)
                                                         ------------

                                                         $   278,421
                                                         ============
Property, plant and equipment
 Land                                                    $   225,194
 Buildings and improvements                                  937,581
 Machinery and equipment                                   1,327,915
 Vehicles                                                     17,830
 Office furniture and fixtures                                64,772
                                                         ------------
                                                           2,573,292
 Less accumulated depreciation                            (1,360,757)
                                                         ------------

                                                         $ 1,212,535
                                                         ============



Other assets
 Water rights                                            $   179,500
 Less accumulated amortization                               (60,394)
                                                         ------------

                                                         $   119,106
                                                         ============

Other                                                    $    57,914
 Less accumulated amortization                                (7,538)
                                                         ------------

                                                         $    50,376
                                                         ============
Accrued expenses
 Property taxes                                          $    26,236
 Sales tax                                                     6,953
 Income taxes                                                 23,093
 Payroll and payroll taxes                                    25,948
                                                         ------------

                                                         $    82,230
                                                         ============

NOTE  3  -  LONG-TERM  DEBT
---------------------------

Note  Payable  to  Bank
-----------------------

Note  payable  to  bank  due  March  8,  2001,  interest  at  9%.
 Monthly  principal  and  interest  payments  of  $12,602  with
 all  unpaid  principal  and  interest  due  at  maturity.    Secured
 by  substantially  all  assets  of  the  Company.                   $1,046,259


Mortgage  Note  Payable
-----------------------
Mortgage  note  payable  due  November  30,  1998,  interest  at
 8.5%,  monthly  principal  and  interest  payments  of  $1,211 with  all  unpaid  principal  and  interest  due  at  maturity.
 Secured  by  the  deed  of  trust  on  rental  property.              155,890

Capital  Lease
--------------

Capital  lease  for  equipment.    Monthly  principal  and  interest
 payments  are  due  in  the  amount  of  $1,992,  due  February
 2002.    The  cost  of  leased  equipment  at  March  31,  1997
 was  $101,905  under  depreciation  of  $3,397.                        100,100
                                                                      ---------
                                                                      1,302,249
Less current portion                                                    (78,680)
                                                                      ---------

                                                                     $1,223,569
                                                                     ==========


Future maturities of long-term debt at March 31, 1997 are:

                                               Notes       Capital
     Year Ending March 31,                    Payable      Leases       Total
-----------------------------                ----------  -----------  --------

          1998                             $   60,866  $   23,909   $   84,775
          1999                                219,675      23,909      243,584
          2000                                 71,226      23,909       95,135
          2001                                850,382      23,909      874,291
          2002                                      -      21,913       21,913
                                            ----------  -----------  ----------
                                            1,202,149     117,549    1,319,698
          Less amount representing
          interest                                  -     (17,449)     (17,449)
                                            ----------  -----------  ----------
 Total principal                            1,202,149     100,100    1,302,249
 Less current portion                          60,866      17,814       78,680
                                            ----------  -----------  ----------

                                           $1,141,283  $   82,286   $1,223,569
                                            ==========  ===========  ==========


NOTE  4  -  INCOME  TAXES
-------------------------

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

The net current and long-term deferred tax assets in the accompanying balance sheet includes the following deferred tax assets and liabilities.


                                       March 31,
                                         1997
                                      -----------

Current deferred tax asset            $   11,845
Current deferred tax liability                 -
                                      -----------

Net current deferred tax asset        $   11,845
                                      ===========

Long-term deferred tax asset          $      879
Long-term deferred tax liability         (41,761)
                                      -----------

Net long-term deferred tax liability  $  (40,882)
                                      ===========


The principal temporary differences that result in a deferred tax asset and liability are due to the method of recording the allowance for doubtful accounts, depreciation and amortization expense and leases.

The  provision  for  income  taxes  is  summarized  as  follows:

                                                     For the Years Ended
                                                          March 31,
                                                     -------------------
                                                     1997           1996
                                                     ----           ----
 Current -
  Federal                                          $38,486      $24,935
  State                                              7,647        2,866
                                                   -------      -------

                                                   $46,133      $27,801
                                                   =======      =======

 Deferred -
  Federal                                          $14,123      $(4,051)
  State                                              2,806         (596)
                                                   -------      -------

                                                   $16,929      $(4,647)
                                                   =======      =======


The following is a reconciliation of income taxes at the Federal Statutory rate with income taxes recorded by the Company.

                                                         Years Ended
                                                          March 31,
                                                      -----------------
                                                      1997         1996
                                                      ----         ----
Computed income taxes at statutory rate              $52,610     $20,186
State income taxes, net of Federal income
 tax benefit                                          10,452       2,968
                                                     -------     -------

                                                      $63,062    $23,154
                                                      =======    =======

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:


                                                       March 31,
                                                         1997
                                                      -----------

 Differences related to fixed assets                  $   89,287
 Differences related to other assets                      25,663
 Allowance for doubtful accounts                         (10,000)
 Alternative minimum tax and ITC credit carryforward      (9,091)
                                                      -----------

                                                      $  (95,859)
                                                      ===========


A reconciliation of the provision for income taxes by applying the Federal statutory rate to the financial statement provision for income taxes is as follows:


                                                             Years Ended
                                                               March 31,
                                                             ------------
                                                            1997       1996
                                                        ------------  ------

 Federal statutory rate                                        34.0%   34.0%
 State tax on income net of federal income tax benefit          3.3     3.3
 Federal surtax exemption                                      (3.6)  (13.3)
                                                        ------------  ------

 Financial statement tax provision rate                        33.7%   24.0%
                                                        ============  ======


NOTE 5 - COMMITMENTS
------------------------------------------------------

The Company has various long-term leases for delivery trucks. The following is a schedule by year of future minimum lease payments as of March 31, 1997.


           Year  Ending  March  31,
           ------------------------


                      1998                  $ 95,028
                      1999                    95,028
                      2000                    74,418
                      2001                    30,845
                      2002                    21,550
                      Thereafter              15,210
                                            --------
                                            $332,079
                                            ========


Total rental expense for 1997 and 1996 was $96,800 and $105,007, respectively.


NOTE 6 - RELATED PARTIES
------------------------

During the year ended March 31, 1996, proceeds from the bank note were used to pay off the note payable of $158,000 to a relative of a stockholder. The relative of the stockholder used the payment received on the note to gift $90,485 back to the stockholders' to pay off notes payable to the Company. Additionally, the relative purchased 180,000 shares of common stock for $11,297.