Form 10QSB
period 1997-06-30
ELDORADO ARTESIAN SPRINGS INC
filed 1997-08-15
CIK 796124

FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1997

Commission File Number: 0-18235

                        Eldorado Artesian Springs, Inc.
       (Exact name of registrant as specified in its charter as amended)

              Colorado                                     84-0907853
(State or other jurisdiction of incorporation    (IRS Employer Identification
          or organization)                                     No.)


                    PO Box 445, Eldorado Springs, Colorado      80025
-----------------------------------------------------------------------------
                   (Address of principal executive offices)   (Zip Code)

                                        (303) 499-1316
                                         -------------
                     (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X No _____
        -


Number shares of common stock outstanding at the latest practicable date, June 30, 1997: 32,344,948 with 56,045 shares in the treasury.



                        Eldorado Artesian Springs, Inc.
                           Form 10-QSB, June 30, 1997

                               TABLE OF CONTENTS



Part I - Financial Information                              Page
                                                           ------

 Balance Sheet as of March 31, 1997 and
  June 30, 1997                                               3


Statement of Operations for the three month
 ended June 30, 1997 and 1996                                 4

Statement of Cash Flow for the three month
 ended June 30, 1997 and June 30, 1996                        5

Notes to Financial Statements                                 6

Management's Discussion and Analysis of Financial
 Condition & Results of Operations                            7

Part II - Other Information                                   8

Signature Page                                                9



                        ELDORADO ARTESIAN SPRINGS, INC.
                                 BALANCE SHEET


                                            JUNE 30, 1997    MARCH 31, 1997
                                            -------------    --------------

                                    ASSETS
Current Assets
 Cash                                          $  595,192        $  244,765
 Accounts Receivable
  Trade Net                                       426,212           278,421
  Employee                                            400               400
  Other                                             4,322             3,525
  Inventories                                      92,761            92,548
  Prepaid Expenses and Other                        7,645            10,893
  Deferred Income Taxes                            11,845            11,845
                                                ---------         ---------
Total Current Assets                            1,138,377           642,397
                                                ---------         ---------

Property, Plant & Equipment
 (net of depreciation)                          1,227,810         1,212,535
                                                ---------         ---------

Other Assets
 Water Rights - net                               117,984           119,106
 Other - net                                       69,247            50,376
                                                ---------         ---------
Total Other Assets                                187,231           169,482
                                                ---------         ---------
Total                                          $2,553,418        $2,024,414
                                                =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts Payable                              $  121,853        $   97,803
 Accrued Expenses                                  87,944            82,230
 Unearned Income                                   30,782            33,558
 Current Maturities                               113,585            78,680
                                                ---------         ---------
Total Current Liabilities                         354,164           292,271
                                                ---------         ---------

Long Term Debt                                  1,638,951         1,223,569
Deferred Income Taxes                              40,882            40,882
                                                ---------         ---------
Total Liabilities                               2,033,997         1,556,722
                                                ---------         ---------
Equity
 Common Stock                                      32,345            32,345
 Additional Paid-in Capital                       265,225           265,225
 Retained Earnings                                170,122           170,122
 Net Earnings                                      51,729                 0
                                                ---------         ---------
Total Equity                                      519,421           467,692
                                                ---------         ---------
Total                                          $2,553,418        $2,024,414
                                                =========         =========


                      ELDORADO ARTESIAN SPRINGS, INC.
                          STATEMENT OF OPERATIONS

                                                        JUNE       JUNE
                                                        1997       1996
                                                      ---------  ---------
Revenue
     Water and Related
       Pool                                           $ 736,905   $ 589,204
       Rentals                                           21,740      20,254
       Returns and Allowances                            11,865      11,865
                                                       --------    --------
             NET REVENUE                                 (1,656)     (4,384)
                                                       --------    --------
                                                        768,854     616,939

Cost of Goods Sold                                      118,866      94,578
                                                       --------    --------

Gross Profit                                            649,987     522,361
                                                       --------    --------

Operating Expenses
     Salaries and Related                               295,978     228,083
     Administrative and General                          99,510      85,921
     Selling and Delivery                               112,205      79,634
     Depreciation and Amortization                       57,093      49,995
                                                       --------    --------
TOTAL OTHER EXPENSE                                     564,786     443,633
                                                       --------    --------
Operating Income                                         85,202      78,728
                                                       --------    --------

Other Income (expense)
     Interest Income                                      1,281         271
     Interest Expense                                   (34,754)    (27,822)


Net Income (loss)                                     $  51,729   $  51,177
                                                       ========    ========
Net Income Per Common Share                                 -          -
                                                       --------    --------
Weighted Average Number of Shares Outstanding        32,344,948  32,344,948
                                                       ========    ========



                        ELDORADO ARTESIAN SPRINGS, INC.
                            STATEMENT OF CASH FLOWS



                                                               JUNE 30
                                                               --------
                                                            1997      1996
                                                           --------  --------
Cash Flows From Activities
     Net Income                                             $ 51,729   $51,177
     Adjustments to Reconcile
          Depreciation and Amortization                       57,093    49,995
                                                            --------   -------
     Changes in Assets and Liabilities
               Accounts Receivable                          (148,588)  (27,574)
               Inventory                                        (212)  (20,219)
               Prepaid Expenses and Other                      3,248         0
               Accounts Payable                               24,050    16,295
               Accrued Expenses                                5,714    20,746
               Unearned Income                                (2,776)   (1,889)
                                                            --------   -------
                       Net Cash From Operating Activities     (9,742)   88,531
                                                            --------   -------

Cash Flows From Investing
     Purchase of Property and Equipment                      (70,345)  (62,742)
     Increase in Note Receivable                                   0         0
                                                            --------   -------
                       Net Cash Investing                    (70,345)  (62,742)
                                                            --------   -------

Cash Flows From Financing Activities
     Additions to Long-Term Debt                           1,500,000         0
     Loan Fees and Other Assets                              (19,771)      671
     Payments on Long-Term Debt                           (1,049,715)  (13,578)
     Payments on Other Long-Term Liabilities                       0   (20,448)
                                                            --------   -------
                       Net Cash Flows From Financing         430,514   (33,355)
                                                            --------   -------

Net Increase (Decrease) in Cash                              350,427    (7,566)

Cash - beginning                                             244,765    89,289
                                                            --------    -------

Cash - ending                                               $595,192   $81,723
                                                            ========   =======



                         NOTES TO FINANCIAL STATEMENTS

OPINIONS  OF  MANAGEMENT

A. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997, the results of operations and cash flow for the period then ended.

B. In the opinion of management, the results of operations for the three months ended June, 30, 1997

C. These are not necessarily indicative of the results to be expected for the full year.

D. Summary of the Company's significant accounting policies are incorporated by reference to the Company's March 31, 1997 Annual Report filed under cover of Form 10-KSB.

E. The financial statements presented were prepared on a proforma consolidated basis. This gives effect to the combination of Eldorado Artesian Springs, Inc. and Lexington Funding, Inc. as if it had occurred April 1, 1986.
    This business combination was accounted for as a reverse acquisition using the purchase method in a manner similar to a pooling of interests. The management of Eldorado Artesian Springs, Inc. has retained control of the combined entity.

F. Income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period.




                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION



Revenues for the three months ended June 30, 1997 increased by 24.6% to $768,854 versus $616,939 for the same period in 1996. Sales of five gallon products increased by 17.5%, one gallon container sales increased by 35% and sales of the pet bottle products increased by 65%. The disproportionate increases in the smaller packages raised their contribution of revenues to 14.5% of revenues versus 12.4% for the same period a year ago.

The increased proportion of smaller packages resulted in the cost of goods sold increasing by 25.6% over the same period last year. Or , slightly more than the rate of increase in revenues. Operating expenses increased by 27.3%. Wages, salaries and related items accounted for this increase by increasing 29.8% over the same period a year ago. This is a result of a wage increase for all rank and file employees that went into effect on July 1, 1996.

During the month of May 1997 the company instituted the use of a new computer system. The new system should eventually reduce costs in the delivery, billing and inventory portions of the company's operations. However, in the meantime the delays associated with the switch over have resulted in a dramatic rise in accounts receivable. Receivables have increased to $426,212 from $261,633 a year ago. This represents 45.5 days sales in receivables, up from the target and historic 38 days sales in receivables.

In June 1997 the company completed a restructuring of the company debt. The new debt structure provided a $1,200,000 loan secured by the company's property, a $300,000 loan for new equipment and plant reconstruction, and a $100,000 working capital revolving line of credit. The company then used the proceeds to retire previously outstanding notes secured by the property, and to purchase faster bottling equipment for the pet bottle products fill line. Construction was also commenced on much needed improvements to the bottling plant that will ultimately increase floor space by 100%.

Net income for the three months ended June 30, 1997 was $51,729 versus $51,177 for the same period one year ago. This represents an increase of 1.1% over the previous year



                            PART II - OTHER INFORMATION


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



ELDORADO  ARTESIAN  SPRINGS,  INC.


By: /s/   Douglas Larson
-------  ----------------
Douglas A. Larson, President


By: /s/  Kevin  M. Sipple
Kevin M. Sipple, Secretary



August 14, 1997