Form 10-Q
period 1997-09-30
ELDORADO ARTESIAN SPRINGS INC
filed 1997-11-13
CIK 796124

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1997

Commission File Number: 33-6738-D

                        Eldorado Artesian Springs, Inc.
       (Exact name of registrant as specified in its charter as amended)

              Colorado                              84-0907853
              --------                              ----------
(State or other jurisdiction of incorporation   (IRS Employer Identification
               or organization)                             No.)

                 PO Box 445, Eldorado Springs, Colorado  80025
             -----------------------------------------------------
               (Address of principal executive offices)  (Zip Code)


                                     (303)499-1316
                                     -------------
                (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X No _____
        -


Number shares of common stock outstanding at the latest practicable date, September 30, 1997 : 32,344,948 with 56,045 shares in the treasury.

                        Eldorado Artesian Springs, Inc.
                         Form 10-Q, September 30, 1997

                               TABLE OF CONTENTS


Part I - Financial Information

                                                                     Page
                                                                     ----
Balance Sheet as of March 31, 1997 and
 September 30, 1997                                                    3

Statement of Operations for the six month and 3 month
 ended September 30, 1997 and 1996                                     4

Statement of Cash Flow for the six month and 3 month
 ended September 30, 1997 and September 30, 1996                       5

Notes to Financial Statements                                          6

Management's Discussion and Analysis of Financial
 Condition & Results of Operations                                     7

Part II - Other Information                                            8

Signature Page                                                         9

                           ELDORADO ARTESIAN SPRINGS, INC.

                                    Balance Sheet


                                           September 30, 1997   March 31, 1997
                                           ------------------   --------------
                                    ASSETS
Current Assets
     Cash                                       $ 308,654        $  244,765
     Accounts Receivable
          Trade Net                               443,593           278,421
          Employee                                      0               400
          Other                                     4,109             3,525
     Inventories                                  123,606            92,548
     Prepaid Expenses and Other                     9,767            10,893
     Deferred Income Taxes                         11,845            11,845
                                                 --------          --------
               Total Current Assets               901,574           642,397
                                                  -------           -------
Property, Plant & Equipment (net of
 depreciation)                                  1,337,150         1,212,535
                                                ---------         ---------
Other Assets
     Water Rights - net                           116,862           119,106
     Other - net                                   68,572            50,376
                                                 --------          --------
               Total Other Assets                 185,434           169,482
                                                  -------           -------
Total                                          $2,424,157        $2,024,414
                                                =========         =========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                            $131,876          $97,803
     Accrued Expenses                              54,883           82,230
     Unearned Income                               31,034           33,558
     Current Maturities                           103,729           78,680
                                                  -------          -------
     Total Current Liabilities                    321,523          292,271
                                                  -------          -------

Long Term Debt                                  1,465,688        1,223,569
     Deferred Income Taxes                         40,882           40,882
                                                  -------          -------
          Total Liabilities                     1,828,094        1,556,722
                                                ---------        ---------
Equity
     Common Stock                                  32,345           32,345
     Additional Paid-in Capital                   265,225          265,225
     Retained Earnings                            170,122          170,122
     Net Earnings                                 128,372                0
                                                  -------          -------
          Total Equity                            596,064          467,692
                                                  -------          -------
Total                                          $2,424,157       $2,024,414
                                                =========        =========


                        ELDORADO ARTESIAN SPRINGS, INC.
                            STATEMENT OF OPERATIONS

                               3 MONTHS                      6 MONTHS
                               --------                      --------
                   SEPT. 30, 1997  SEPT. 30, 1996  SEPT. 30, 1997  SEPT. 30,1996
                   --------------  --------------  --------------  -------------
Revenue
 Water and Related       $853,674        $712,605      $1,590,579    $1,301,809
 Pool                      46,648          55,165          68,388        75,419
 Rentals                   19,025          11,865          30,890        23,730
 Returns and Allowances    (1,030)         (5,578)         (2,686)       (9,962)
                         --------        --------       ---------      --------

       NET REVENUE        918,317         774,057       1,687,171     1,390,996

Cost of Goods Sold        140,525         147,000         259,391       241,578
                         --------        --------       ---------      --------

Gross Profit              777,792         627,057       1,427,780     1,149,418
                         --------        --------       ---------     ---------

Operating Expenses
 Salaries and Related     362,677         274,175         658,655       502,258
 Administrative and
  General                 152,712          79,861         252,222       165,782
 Selling and Delivery      84,424         120,937         196,629       200,571
 Depreciation &
  Amortization             56,863          53,654         113,956       103,649
                           ------         -------         -------       -------
    TOTAL OTHER EXPENSE   656,676         528,627       1,221,462       972,260
                          -------         -------       ---------       -------
    Operating Income      121,116          98,430         206,318       177,158
                          -------         -------       ---------       -------

Other Income (expense)
 Interest Income            1,686             273          2,967            544
 Interest Expense         (36,027)        (28,614)       (70,781)       (56,436)
 Income Tax Expense       (10,132)             -         (10,132)            -
                          -------          ------        -------        --------
   Net Income (loss)       76,643          70,089        128,372        121,266
                          -------          ------        -------        -------

Net Income Per
 Common Share                  -               -              -               -
                          -------           ------        ------         -------

Weighted Average Number
 of Shares Outstanding 32,344,948       32,344,948    32,344,948      32,344,948
                       ----------       ----------    ----------      ----------

                        ELDORADO ARTESIAN SPRINGS, INC.
                            STATEMENT OF CASH FLOWS


                         3 MONTHS ENDED                 6 MONTHS ENDED
                         --------------                 --------------
                 SEPT. 30, 1997  SEPT. 30, 1996  SEPT. 30, 1997  SEPT. 30, 1996
                 --------------  --------------  --------------  --------------
Cash Flows From
 Activities
 Net Income             $76,643         $70,089        $128,372        $121,266
  Adjustments to
   Reconcile
   Depreciation &
   Amortization          56,863          53,654         113,956         103,649
                         ------          ------         -------         -------
Changes in Assets &
 Liabilities
 Accounts Receivable    (16,768)        (41,572)       (165,356)        (69,146)
 Inventory              (30,846)          8,891         (31,058)        (11,328)
 Prepaid Expenses &
  Other                  (2,122)              0           1,126               0
 Accounts Payable        10,023         (25,963)         34,073          (9,668)
 Accrued Expenses       (33,061)        (25,230)        (27,347)        (24,932)
 Unearned Income            252          (3,695)         (2,524)         (5,584)
                         ------         -------          ------          ------
Net Cash from
 Operating               60,984          36,174          51,242         104,257
                         ------         -------          ------         -------

Cash Flows From Investing
 Purchase of Property
  & Equip              (165,081)        (38,874)      (236,327)        (101,616)
 Increase in Note
  Receivable                  0               0              0                0
                        -------          ------        -------          -------
Net Cash from
 Investing             (165,081)        (38,874)      (236,327)        (101,616)
                        -------          ------        -------          -------

Cash Flows From Financing
 Additions to
  Long-Term Debt              0               0      1,500,000                0
 Loan Fees and Other
  Assets                    675             670        (18,196)           1,341
 Payments on Long-Term
  Debt                 (183,116)        (13,266)    (1,232,830)         (26,844)
                       ---------        --------     ---------           ------
Net Cash from
 Financing             (182,441)        (12,596)       248,974          (25,503)
                       --------         -------      ---------           -------

Net Increase
 (Decrease) in Cash    (286,538)        (15,296)        63,889          (22,862)

 Cash - beginning       595,192          81,723        244,765           89,289

 Cash - ending          308,654          66,427        308,654           66,427
                        -------          ------        -------          -------

                         NOTES TO FINANCIAL STATEMENTS

OPINIONS  OF  MANAGEMENT

A. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, the results of operations and cash flow for the period then ended.

B. In the opinion of management, the results of operations for the six months ended September, 30, 1997 are not necessarily indicative of the results to be expected for the full year.

C. Summary of the Company's significant accounting policies are incorporated by reference to the Company's March 31, 1997 Annual Report filed under cover of Form 10-K.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Revenues for the six months ended September 30, 1997 increased by 22.2% to
$1,590,579 versus $1,301,809 for the same period in 1996.    Sales of five
gallon products increased by 19.7%, one gallon sales increased by 19.0% and sales of the pet bottle products increased by 47.1%.

Cost of goods sold increased by 7.3% for the first six months. This compares to an increase of 23.1 for the same period a year ago. This decrease in costs is due in large part to improved pricing from suppliers due to the increase in
order quantity.  Operating expenses increased 25.6%.   Wages, salaries and
related items increased 31.1% over the same period a year ago. This increase is due to the increase in sales commissions for the new accounts generated during this period.

During the month of May 1997 the company installed a new route accounting system. Ultimately the new system will reduce costs in the delivery and billing for accounts. Currently the company is experiencing an increase in accounts receiveable since the switch to the new system. Receivables have increased to $447,702 from $308,498 a year ago. This increase in receivables is a concern for management. However, now that the computer system is completely operational, management is confident that with additional collection procedures accounts receivable will be reduced in the near future.

Net income for the six months ended September 30, 1997 increased to $128,372 from $121,266 for the same period last year. This represents an increase of 5.8% over the previous year.

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



ELDORADO  ARTESIAN  SPRINGS,  INC.

By:  /s/ Douglas  Larson
     ------------------
         Douglas  A.  Larson,  President

By:  /s/ Kevin    M.  Sipple
     ------------------
         Kevin  M.  Sipple,  Secretary