Form 10QSB
period 1997-12-31
ELDORADO ARTESIAN SPRINGS INC
filed 1998-02-17
CIK 796124

FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended December 31, 1997

Commission File Number: 33-6738-D

                        Eldorado Artesian Springs, Inc.
       (Exact name of registrant as specified in its charter as amended)

      Colorado                                    84-0907853
-----------------------
(State or other jurisdiction of incorporation   (IRS Employer
or organization                               Identification No.)

                  PO Box 445, Eldorado Springs, Colorado  80025
                -----------------------------------------------
                (Address of principal executive offices) (Zip Code)


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

Yes     X No _____
        -


Number shares of common stock outstanding at the latest practicable date, December 31, 1997: 32,344,948 with 56,045 shares in the treasury.

                        Eldorado Artesian Springs, Inc.
                        Form 10-QSB, December 31, 1997

                               TABLE OF CONTENTS


Part I - Financial Information                                       Page
                                                                     ----

     Balance Sheet as of March 31, 1997 and
      December 31, 1997                                               3

     Statement of Operations for the nine months and 3 months
      ended December 31, 1997 and 1996                                4

     Statement of Cash Flow for the nine months and 3 months
      ended December 31, 1997 and December 31, 1996                   5

     Notes to Financial Statements                                    6

     Management's Discussion and Analysis of Financial
      Condition & Results of Operations                               7

Part II - Other Information                                           8

Signature Page                                                        9

                       ELDORADO ARTESIAN SPRINGS, INC.
                                 BALANCE SHEET

                                                December 31,     March 31,
                                                    1997            1997
                                                ------------   -------------
                                    ASSETS
Current assets
 Cash                                             $  66,453      $ 244,765
 Accounts receivable
   Trade net                                        476,094        278,421
   Other                                              3,893          3,925
 Inventories                                        135,019         92,548
 Prepaid expenses and other                           9,768         10,893
 Deferred income taxes                               11,845         11,845
                                                    -------        -------
     Total current assets                           703,072        642,397
                                                    -------        -------

Property, plant & equipment (net of depreciation) 1,580,851      1,212,535

Other assets
 Water rights - net                                 115,740        119,106
 Other - net                                         67,909         50,376
 Total other assets                                 183,649        169,482
                                                   --------       --------

Total                                           $ 2,467,572    $ 2,024,414
                                                 ==========     ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                               $   150,016    $    97,803
 Accrued expenses                                    78,318         82,230
 Unearned income                                     30,994         33,558
 Current maturities                                 150,466         78,680
                                                   --------        -------
     Total current liabilities                      409,794        292,271

Long-term debt                                    1,390,463      1,223,569

Deferred Income taxes                                40,882         40,882
                                                  ---------       --------
     Total liabilities                            1,841,139      1,556,722
                                                  ---------      ---------

Equity
 Common stock                                        32,345         32,345
 Additional paid-in capital                         265,225        265,225
 Retained earnings                                  170,122        170,122
 Net earnings                                       158,741            -
                                                  ---------      ---------
     Total equity                                   626,433        467,692
                                                  ---------      ---------

Total                                           $ 2,467,572    $ 2,024,414
                                                 ==========     ==========

                        ELDORADO ARTESIAN SPRINGS, INC.
                            STATEMENT OF OPERATIONS


                                      Three Months             Nine Months
                                      December 31,             December 31,
                                  --------------------    -------------------
                                     1997        1996       1997         1996
                                  ---------   --------    --------    -------
Revenue
 Water and related              $   766,897 $   600,308 $ 2,357,476 $ 1,902,117
 Pool                                   (38)         -       68,350      75,419
 Rentals                             11,708      11,865      42,598      35,595
 Returns and allowances              (3,642)     (3,991)     (6,328)    (13,953)
                                 ----------   ---------  ----------  ----------
   Net revenue                      774,925     608,182    2,462,096  1,999,178

Cost of goods sold                  103,431      76,224      362,822    317,802

Gross profit                        671,494     531,958    2,099,274  1,681,376

Operating expenses
 Salaries and related               323,973     248,619      982,628    750,877
 Administrative and general         110,774      87,015      362,996    252,797
 Selling and delivery                74,779      82,708      271,408    283,279
 Depreciation and amortization       85,057      57,819      199,014    161,468
                                 ----------   ---------  -----------  ---------
     Total other expense            594,583     476,161    1,816,046  1,448,421
                                 ----------   ---------  -----------  ---------

Operating income                     76,911      55,797      283,228    232,955

Other income (expense)
 Interest income                        744         275        3,711        819
 Interest expense                   (37,286)    (27,636)    (108,066)   (84,072)
 Income tax expense                 (10,000)         -       (20,132)         -
                                 ----------    --------   ----------  ---------
     Net income (loss)               30,369      28,436      158,741    149,702

Basic net income per common share        -          -            -            -

Weighted average number of shares
 outstanding                     32,344,948  32,344,948   32,344,948 32,344,948
                                 ==========  ==========   ========== ==========

                        ELDORADO ARTESIAN SPRINGS, INC.
                            STATEMENT OF CASH FLOWS

                                           Three Months       Nine Months
                                           December 31,       December 31,
                                     ---------------------  -----------------
                                        1997      1996         1997    1996
                                     ---------   ---------  -------- --------
Cash  flows  from  activities
 Net  income                       $  30,369    $  28,436  $ 158,741  $ 149,702
 Adjustments  to  reconcile
   Depreciation  and  amortization    85,057       57,819    199,013    161,468
   Changes  in  assets  and
    liabilities
     Accounts  receivable            (32,285)      36,491   (197,641)   (32,655)
     Inventory                       (11,413)      (7,564)   (42,471)   (18,892)
     Prepaid expenses and other           -       (39,075)     1,126    (39,075)
     Accounts  payable                18,140       12,868     52,213      3,200
     Accrued  expenses                23,435        8,184     (3,912)   (16,748)
     Unearned  income                    (40)      (1,691)    (2,564)    (7,275)
                                    --------     ---------   --------   --------
       Net cash from operating
        activities                   113,263       95,468    164,505    199,725
                                    --------      -------    --------   --------

Cash  flows  from  investing
 Purchase  of  property  and
  equipment                         (327,636)     (33,538)  (563,963)  (135,154)
 Increase  in  note  receivable          -              -         -          -
                                    --------      -------    -------    -------
       Net  cash  investing         (327,636)     (33,538)  (563,963)  (135,154)
                                    ---------     --------   -------    --------

Cash  flows  from  financing  activities
 Additions  to  long-term  debt           -            -     1,500,000       -
 Loan fees and other assets              662           671     (17,534)   2,012
 Payments  on  long-term  debt       (28,490)      (13,768) (1,261,320) (40,612)
                                    --------      -------- -----------   ------
      Net cash flows from
       financing                     (27,828)      (13,097)    221,146  (38,600)
                                    --------      -------- -----------   -------

Net increase (decrease) in cash     (242,201)       48,833    (178,312)  25,971

Cash  -  beginning                   308,654        66,427     244,765   89,289
                                    --------        -------    -------- -------

Cash  -  end                       $  66,453    $  115,260   $  66,453 $115,260
                                    ========     =========    ========  ========

                         NOTES TO FINANCIAL STATEMENTS

OPINIONS  OF  MANAGEMENT

A. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1997, the results of operations and cash flow for the period then ended.

B. In the opinion of management, the results of operations for the nine months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

E. During the third quarter of fiscal 1998, the Company adopted the provisions of Statement of Financing Accounting Standard, No. 128, "Earnings Per Share" (FAS 128). FAS 128 established new definitions for calculating and disclosing basic and diluted earnings per share. In accordance with FAS 128, all prior periods have been restated to conform to the new methodology. The restated amounts did not differ materially from amounts previously reported. As the Company has no dilutive potential common shares, no diluted earnings per share is presented.

                      MANAGEMENT DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDTITION AND RESULTS OF OPERATION


Revenues for the three months ended December 31, 1997 increased 27.4% to $774,925 versus $608,182 for the same period in 1996. For the nine months ended December 31, 1997 revenues increased 23.2% to $2,462,096 versus
$1,999,178 for the same period in 1996. Sales of five gallon products increased by 20.2%, one gallon sales increased by 15% and sales of the smaller packages increased by 60%.

Cost of goods sold increased by 14.2% for the first nine months. This compares to an increase of 35% for the same period a year ago. The decrease in costs is due in large part to improving pricing from suppliers.

Operating expenses for the nine months ended December 31, 1997 increased 25.4% and increased 24.9% for the three months ended December 31, 1997. Wages, salaries and related items increased 30% for the three and nine months ended December 31, 1997. This increase is consistent with the increase in revenues during the same period.

Accounts receivable increased to $479,987 from $267,119 a year ago. During May 1997, the Company installed a new route accounting system which has contributed to the increase in receivables. The company has seen a reduction in the costs of delivery and are making measures to increase collections. Accounts receivable has also been affected by seasonal holiday trends that traditionally occur during this time. By March 1998, the Company expects an additional bad debt charge that has historically been 0.8% of sales.

With the restructuring of the Company debt in June 1997, the Company has used proceeds to purchase new bottling equipment. The equipment will increase the bottling speed which will ultimately decrease operating expenses. The new equipment will be fully operational by January 1998.

Net income for the nine months ended December 31, 1997 was $158,741 versus $149,702 for the same period one year ago and for the three months ended December 31, 1997 was $30,369 versus $28,436 for the same period one year ago. This represents an increase of 6.0% and 6.8% respectively.

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



ELDORADO  ARTESIAN  SPRINGS,  INC.

By:  /s/   Douglas  Larson
     ---   ---------------
           Douglas  A.  Larson,  President

By:  /s/   Kevin    M.  Sipple
     ---   -------------------
           Kevin  M.  Sipple,  Secretary