Form 10KSB40
period 1998-03-31
ELDORADO ARTESIAN SPRINGS INC
filed 1998-06-29
CIK 796124

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-KSB
                                  -----------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     [FEE REQUIRED]
     For the fiscal year ended March 31, 1998

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     [NO FEE REQUIRED]
     For the fiscal year ended ___________________

     Commission File No. 0-18235
                         -------

                        ELDORADO ARTESIAN SPRINGS, INC.
                        -------------------------------
             (Exact name of Registrant as specified in its charter)

            Colorado                                                      84-0907853
-----------------------------------------------------                 --------------
(State or other jurisdiction of                                  (I.R.S. Identification Number
 incorporation or organization)

P.O. Box 445, Eldorado Springs, Colorado                                   80025
-----------------------------------------------------                 --------------
(Address of principal executive offices)                                 (Zip Code)

Registrant's telephone number, including area code:                   (303) 499-1316
                                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.001 Par Value Per Share
                    ---------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X     No
                                    ---       ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge. In definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

State issuer's revenues for its most recent fiscal year.... $3,329,444
                                                           ------------------

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value will be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliated in Rule 12b-2 of the Exchange Act)

                                 Not available

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.001 par value        2,995,495
     -----------------------------        -----------------------------------
                Class                        Outstanding at June 29, 1998

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

     None.

                                     PART I
                                     ------


Item 1.  Business.
------   --------

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

Sales and Distribution
----------------------

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

The five gallon sales and related cooler rentals represented approximately 78% of revenues and the smaller sizes accounted for 15% of revenues during the most recent fiscal year. Of the five gallon accounts, approximately 80% were home accounts and 20% were commercial establishments.

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

Seasonality of Business
-----------------------

Sales tend to be mildly seasonal in the bottled water business. A ten to fifteen percent differential in sales is normally experienced between the peak summer months and the low winter months.

Competition
-----------

There is active competition in the bottled water market. The Company's competitors include more diversified corporations having substantially greater assets and larger sales organizations than the Company, as well as other small firms. The Company competes on the basis of customer service, product quality and price. Management believes that the products' superior taste, competitive pricing and unique packaging are significant factors in maintaining the

Company's competitive position.

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

Employees
---------

The Company employs 47 full-time employees and 14 seasonal employees during the summer resort months.


Item 2.  Properties.
------   ----------

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


Item 3.  Legal Proceedings.
------   -----------------

None.


Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------   ---------------------------------------------------------------------

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

As of June 29, 1998, there were 179 holders of the Company's common stock.

No dividends have been declared or paid by the Company since inception and none are contemplated at any time in the foreseeable future.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
of Operations.
--------------

Financial Condition - Liquidity and Capital Resources
-----------------------------------------------------

The cash flow position of the Company decreased during the fiscal year ended March 31, 1998 compared to the previous year ended March 31, 1997. Year end cash position totaled $70,166 compared to $244,765 at year end in 1997. Significant expenditures were made to purchase and improve the bottling equipment in order to increase bottling capacity and speed. In addition, significant building improvements were made to increase the available space in the bottling plant.

In June 1997, the Company completed the restructuring of the company debt. The new debt structure provided a $1,200,000 loan secured by the Company's property, a $300,000 loan for new equipment and plant reconstruction, and a $100,000 working capital revolving line of credit.

Revenues for the year ended March 31, 1998 increased by 25.9% from the previous year, to $3,329,444. Industry averages in the bottled water market were up between 10% and 11% in 1997 as reported by trade analysts.

The cost of goods sold increased 20.7% for the year ended March 31, 1998 compared to a year earlier. This cost increase is due to increase in overall volume and a greater percentage of that volume being sold in smaller more costly packaging.

Operating expenses for the year ended March 31, 1998 increased 33% compared to 18.7% for the year ended March 31, 1997. The Company installed a new computer system during May 1997 that will have a positive effect on costs in delivery, billing and inventory operations. However, the installation and training for the new system has increased in operating expenses. Increases in wages and salaries were 32.7% for the period ended March 31, 1998. This increase is due in part to the additional expenses involved in the computer installation as well as the increase in commissions for the new revenues generated. Part of this increase is also due to an across the board pay increase for all employees that became effective January 1998. The Company maintains a target of 1.0% of revenues for bad debts. For the year ended March 31, 1998 the bad debt expense was 1.2% of revenues which represents an increase of 46.9% over the previous period. Management has taken steps to tighten credit policies on new accounts to avert this problem in the future.

Accounts receivable increased 43% to $503,026 for the year end March 31, 1998. This represents a total of 47.2 days sales in receivables based upon sales made in the month of March 1998. This increase is a concern for management and more assertive efforts have been made to bring this back to the Company's goal or target number of 38 days sales in receivables.

Subsequent to year end, the Company filed an Amendment to its Articles of Incorporation with the State of Colorado to reflect a 12 to 1 reverse split that was previously approved at a special meeting of the shareholders on March 23, 1998. On April 22, 1998, the Company completed a private placement of 300,000 shares of common stock at $2.75 per share. The Company received proceeds net of offering costs of $688,750 from the private placement of which $150,000 was placed in a joint account with Mills Financial Services, Inc. (the "Agent") for a potential additional secondary stock offering. Upon the conclusion of the private placement, the Company sold to the Agent for a total purchase price of $100.00, warrants entitling the Agent to purchase 30,000 shares at an exercise price of $3.30 per share. In addition, the Agent purchased a warrant to purchase 250,000 shares at an exercise price of $11.00 per share.

The Company's current intention to use the net proceeds of the private placement offering include replacing a five gallon bottling line to increase capacity from 160 bottles to 600 bottles per hour. Management intends to pursue a distribution agreement with a major distributor of bottled water. The proceeds will be utilized to pursue such relationship to expand the Company's internal sales and distribution capabilities. In addition, the Company intends to lease or construct a warehouse/distribution facility in the Denver, Colorado area.

On May 19, 1998, the Company registered 875,000 shares of common stock of the Company pursuant to the 1997 Stock Option Plan (the "Plan"). The Plan provides for the grant of stock options to employees, directors and consultants of the Company.

Results of Operations
---------------------

For the year ended March 31, 1998, income before taxes decreased 37.2% to $117,631. Income taxes for the year were $34,403 resulting in net income of $83,228, down 45.4% from a year ago. The Company has invested in capital equipment that will allow the Company to continue to compete in the marketplace in the future.

Item 7.  Financial Statements and Supplemental Data.
------   ------------------------------------------

Please see pages F-1 through F-13.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
Financial Disclosure.
--------------------

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.
------   --------------------------------------------------

The following table sets forth information with respect to directors, executive officers, and significant employees of the Company. Directors serve for one year terms. Each director is also a nominee for election to the Board of Directors.

                                                        Tenure as
                                                        Officer or
       Name          Age  Position(s)                   Director
-------------------  ---  -----------                   ----------

Douglas A. Larson     42  President, Treasurer and
                          Director                        1983 to present

Kevin M. Sipple       42  Vice-President, Secretary
                          and Director                    1983 to present

Jeremy S. Martin      43  Vice-President and Director     1983 to present

Business Experience
-------------------

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

Family Relationships
--------------------

There are no family relationships between any directors or executive officers of the Company.

Item 10.  Executive Compensation.
-------   -----------------------

In the fiscal year ended March 31, 1998, no executive officer of the Company received compensation exceeding $100,000. The Company's President, Douglas A. Larson, received compensation of $66,831 for the fiscal year ended March 31, 1998. Directors of the Company are not compensated for their services as such.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

The following table sets forth certain data with respect to the only persons known by the Company to be the beneficial owners of more than five percent (5%) of the outstanding shares of common stock of the Company as of March 31, 1998 and for all Officers and Directors as a group. The persons indicated are the sole beneficial owners of the stock and possess sole voting and investment power with respect to the shares indicated.

Title          Name and Address                                Percent
of                    of               Amount and Nature of      of
Class         Beneficial Owners        Beneficial Ownership     Class
--------  --------------------------  -----------------------  --------

Common    Kevin M. Sipple              715,720(1)                23.9%
          43 Fowler Lane
          Eldorado Springs, CO 80025

          Douglas A. Larson            715,720(1)                23.9%
          12 Baldwin Circle
          Eldorado Springs, CO 80025

          Jeremy S. Martin             715,720(1)                23.9%
          2707 - 4th Street
          Boulder, CO 80302

          All Officers and
          Directors as a
          Group (three persons)        2,147,160(2)              71.7%

____________________
(1) Does not include 47,950 shares held in escrow which are the subject of a Stock Purchase Agreement with a principal shareholder.
(2) Does not include 143,851 shares held in escrow which are the subject of a Stock Purchase Agreement with a principal shareholder.


Item 12.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

During the period covered by this Report, there were no transactions in which the amount involved exceeded $60,000 between the Company and any director or executive officer or any security holder known to own more than five percent of the Company's stock, or any immediate family member of any of the foregoing persons, and no such transactions are currently proposed.

                                    PART IV

Item 13.  Exhibits and Reports on Form 8-K.
-------   ---------------------------------

       (a) Documents filed as a part of this Report.
           ----------------------------------------

The following Exhibits and financial statement schedules are filed as exhibits to this Report:



Exhibit
No.                                   Description                    Location
---------------------------  -----------------------------  --------------------------

2.1                          Agreement and Plan of          Incorporated by reference
                             Reorganization dated           to Exhibit No. 2 to Form 8-K
                             April 10, 1987, among          dated April 10, 1987
                             Lexington Funding, Inc.,
                             Eldorado Artesian Springs,
                             Inc., and the shareholders
                             of Eldorado Artesian Springs,
                             Inc.

2.2                          Articles of Merger dated       Incorporated by Reference
                             June 11, 1988, between         to Exhibit No. 10.2 to
                             Lexington Funding, Inc.,       Form 10-K dated March 31,
                             and Eldorado Artesian          1988
                             Springs, Inc.


3                            Articles of Incorporation      Incorporated by reference to Exhibit No. 3 to the
                             and Bylaws                     Registration Statement (No. 33-6738-D)

3.1                          Amended Articles of
                             Incorporation

10.1                         Stock Purchase Agreement       Incorporated by reference to Exhibit
                             dated November, 1991 by        No. 2 to the Form 8-K dated
                             and among Douglas A. Larson,   April 10, 1987
                             Kevin M. Sipple, Jeremy S.
                             Martin (collectively
                            "Purchasers") Raymond W.
                             Kerbaugh ("Seller") and
                             Eldorado Artesian Springs,
                             Inc. ("Company")


10.2                         1997 Stock Option Plan


         (b)  Reports on Form 8-K.
              -------------------

No report on Form 8-K was filed during the last quarter of the period covered by this report.

                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ELDORADO ARTESIAN SPRINGS, INC.



                                     By:/s/ Douglas A. Larson
                                        ---------------------------------------
                                      Douglas A. Larson,
                                      President and Principal
                                      Executive Officer

Dated:  June 29, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

   Name and Capacity                                     Date
   -----------------                                     ----


 /s/ Douglas A. Larson                               June 29, 1998
---------------------------------------------
Douglas A. Larson, President,
Treasurer and Director


 /s/ Kevin M. Sipple                                 June 29, 1998
---------------------------------------------
Kevin M. Sipple, Vice-President,
Secretary and Director


/s/ Jeremy S. Martin                                 June 29, 1998
---------------------------------------------
Jeremy S. Martin, Vice-President and Director

                        ELDORADO ARTESIAN SPRINGS, INC.

                             FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997

                        ELDORADO ARTESIAN SPRINGS, INC.




                               TABLE OF CONTENTS
                               -----------------

                                            Page
                                            -----

Independent Auditors' Report..............  F - 2

Financial Statements

       Balance Sheet......................  F - 3

       Statements of Operations...........  F - 4

       Statement of Stockholders' Equity..  F - 5

       Statements of Cash Flows...........  F - 6

Notes to Financial Statements.............  F - 7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Eldorado Artesian Springs, Inc.
Eldorado Springs, Colorado


We have audited the accompanying balance sheet of Eldorado Artesian Springs, Inc. as of March 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eldorado Artesian Springs, Inc. at March 31, 1998, and the results of its operations and its cash flows for the years ended March 31, 1998 and 1997 in conformity with generally accepted accounting principles.



                                          Ehrhardt Keefe Steiner & Hottman PC


May 8, 1998 (except for Note 7
 as to which the date is May 19, 1998)
Denver, Colorado

                       Eldorado Artesian Springs, Inc.

                                 Balance Sheet
                                March 31, 1998


                                    ASSETS

Current assets (Notes 3 and 4)
  Cash                                                               $   70,166
  Accounts receivable (Note 2)
     Trade - net                                                        498,320
     Other                                                                5,506
  Inventories                                                           122,701
  Prepaid expenses and other                                             48,313
  Deferred income taxes (Note 5)                                         16,829
                                                                     ----------
       Total current assets                                             761,835
                                                                     ----------

Property, plant and equipment - net (Notes 2, 3 and 4)                1,525,370
                                                                     ----------

Other assets (Notes 2, 3 and 4)
  Water rights - net                                                    114,618
  Other - net                                                            54,898
                                                                     ----------
       Total other assets                                               169,516
                                                                     ----------

                                                                     $2,456,721
                                                                     ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                   $  129,747
  Accrued expenses (Note 2)                                              79,130
  Line-of-credit (Note 4)                                                40,000
  Deposits                                                               49,178
  Current maturities of long-term debt (Note 3)                         123,005
                                                                     ----------
       Total current liabilities                                        421,060

Long-term liabilities
  Long-term debt (Note 3)                                             1,431,820
  Deferred income taxes (Note 5)                                         52,921
                                                                     ----------
       Total liabilities                                              1,905,801
                                                                     ----------

Commitments (Notes 3, 4 and 6)

Stockholders' equity (Note 7)
  Common stock, par value $.001 per share; 50,000,000 shares
   authorized; 32,344,948 issued and outstanding                         32,345
   Additional paid-in capital                                           265,225
  Retained earnings                                                     253,350
                                                                     ----------
                                                                        550,920
                                                                     ----------

                                                                     $2,456,721
                                                                     ==========

                      See notes to financial statements.

                        ELDORADO ARTESIAN SPRINGS, INC.

                            STATEMENTS OF OPERATIONS


                                                                               Years Ended
                                                                                March 31,
                                                                ------------------------------------------
                                                                        1998                  1997
                                                                --------------------  --------------------
Revenue
  Water and related                                                     $ 3,222,396           $ 2,527,866
  Rentals                                                                    49,288                47,460
  Pool                                                                       68,349                75,419
  Returns and allowances                                                    (10,589)               (6,224)
                                                                        -----------           -----------

  Net revenue                                                             3,329,444             2,644,521

Cost of goods sold exclusive of depreciation and amortization
                                                                        -----------               415,263
                                                                            501,288           -----------
                                                                        -----------

Gross profit                                                              2,828,156             2,229,258
                                                                        -----------           -----------

Operating expenses
  Salaries and related                                                    1,310,303               987,703
  Administrative and general                                                557,892               437,375
  Selling and delivery                                                      422,462               288,681
  Depreciation and amortization                                             277,914               217,977
                                                                        -----------           -----------
                                                                          2,568,571             1,931,736
                                                                        -----------           -----------

Operating income                                                            259,585               297,522
                                                                        -----------           -----------

Other income (expense)
  Interest income                                                             3,720                 1,000
  Loss on sale of asset                                                      (2,871)                    -
  Interest expense                                                         (142,803)             (111,308)
                                                                        -----------           -----------
                                                                           (141,954)             (110,308)
                                                                        -----------           -----------
Income before income taxes                                                  117,631               187,214
                                                                        -----------           -----------

Provision for income taxes (Note 5)
  Current                                                                    19,683                46,133
  Deferred                                                                   14,720                16,929
                                                                        -----------           -----------
                                                                             34,403                63,062
                                                                        -----------           -----------

Net income                                                              $    83,228           $   124,152
                                                                        ===========           ===========

Basic earnings per common share                                         $  -                  $  -
                                                                        ===========           ===========

 Weighted average number of shares outstanding                           32,344,948            32,344,948
                                                                        ===========           ===========

                      See notes to financial ststements.

                        ELDORADO ARTESIAN SPRINGS, INC.

                       Statement of Stockholders' Equity
                      Years Ended March 31, 1998 and 1997




                                           Common Stock              Additional
                                 --------------------------------      Paid-in          Retained
                                     Shares           Amount           Capital          Earnings           Total
                                 ---------------  ---------------  ---------------  ----------------  ---------------

Balance - March 31, 1996              32,344,948          $32,345         $265,225          $ 45,970         $343,540

Net income for the year                        -                -                -           124,152          124,152
                                 ---------------  ---------------  ---------------          --------         --------

Balance - March 31, 1997              32,344,948           32,345          265,225           170,122          467,692

Net income for the year                        -                -                -            83,228           83,228
                                 ---------------  ---------------  ---------------          --------         --------

Balance - March 31, 1998              32,344,948          $32,345         $265,225          $253,350         $550,920
                                 ===============  ===============  ===============          ========         ========


                      See notes to financial statements.

                        ELDORADO ARTESIAN SPRINGS, INC.

                            STATEMENTS OF CASH FLOWS


                                                                                        Years Ended
                                                                                         March 31,
                                                                      -----------------------------------------------
                                                                               1998                     1997
                                                                      -----------------------  ----------------------
Cash flows from operating activities
 Net income                                                                      $    83,228               $ 124,152
                                                                                 -----------               ---------
 Adjustments to reconcile net income to net cash provided by operating activities -
   Depreciation and amortization                                                     277,914                 217,977
   Loss on sale of asset                                                               2,871                       -
   Deferred income taxes                                                              14,720                  16,929
   Changes in certain assets and liabilities -
     Accounts receivable                                                            (221,480)                (42,994)
     Inventories                                                                     (30,153)                  3,662
     Prepaid expenses and other                                                      (37,420)                  5,890
     Accounts payable                                                                 31,944                  44,205
     Accrued expenses                                                                (10,765)                  8,942
     Deposits                                                                         15,620                   9,695
                                                                                 -----------               ---------
                                                                                      43,251                 264,306
                                                                                 -----------               ---------
       Net cash provided by operating activities                                     126,479                 388,458
                                                                                 -----------               ---------

Cash flows from investing activities
 Purchase of property, plant and equipment                                          (535,578)               (176,207)
 Proceeds from sale of asset                                                           2,750                       -
                                                                                 -----------               ---------
       Net cash flows used in investing activities                                  (532,828)               (176,207)
                                                                                 -----------               ---------

Cash flows from financing activities
 Net proceeds from line-of-credit                                                     40,000                       -
 Additions to long-term debt                                                       1,500,000                       -
 Loan fees and origination cost                                                      (19,776)                      -
 Payments on long-term debt                                                       (1,288,474)                (56,775)
                                                                                 -----------               ---------
       Net cash flows provided by (used in) financing activities
                                                                                     231,750                 (56,775)
                                                                                 -----------               ---------


Net (decrease) increase in cash                                                     (174,599)                155,476

Cash - beginning of year                                                             244,765                  89,289
                                                                                 -----------               ---------

Cash - end of year                                                               $    70,166               $ 244,765
                                                                                 ===========               =========

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest was $142,803 (1998) and $111,308
    (1997).
     Cash paid during the year for income taxes was $33,844 (1998) and $44,445
    (1997).

Supplemental disclosure of noncash investing activity:
     During the year ended 1998, equipment was acquired through a capital lease for $41,050.

                      See notes to financial statements.

                        ELDORADO ARTESIAN SPRINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS

     NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     --------------------------------------------------------------------

Organization
------------

Eldorado Artesian Springs Inc. (the "Company") is a Colorado corporation which primarily sells bottled artesian spring water and rents water dispensers. The Company also rents housing, and during the summer months, it operates a natural artesian spring pool. The Company grants credit to its customers, substantially all of whom are located in Colorado.

Inventories
-----------

Inventories consist primarily of water bottles and packaging and are stated at the lower of cost or market, on a first-in, first-out basis.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are stated at cost. Machinery, equipment, furniture and fixtures are depreciated using various methods over their estimated useful lives which range from three to seven years. Buildings and improvements are depreciated using the straight-line method over their estimated useful lives which range from fifteen to thirty-nine years.

Other Assets
------------

Other assets consisting of water rights, customer list, loan fees, slotting fees and plate costs are carried at cost and are being amortized on the straight-line basis over five to forty years.

Deposits
--------

Deposits consist primarily of deposits on bottles.

Revenue and Expense
-------------------

Revenue is recognized on the sale of its products as customer shipments are made. Returns are recognized when the product is received. Rental revenue is recognized on a monthly basis upon commencement of the lease agreement.

                        ELDORADO ARTESIAN SPRINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

Basic Earnings Per Share
------------------------

During the year ended March 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). SFAS 128 established new definitions for calculating and disclosing basic and diluted earnings per share. Basic earnings per share is based upon the weighted average number of shares outstanding as defined in SFAS 128. No diluted earnings per share is presented as no there are no potential dilutive common shares. As required by SFAS 128, disclosure of subsequent events which would have had an effect on the number of shares outstanding is contained in
Note 7.

Reclassifications
-----------------

Certain amounts for the year ended March 31, 1997 have been reclassified to conform with the 1998 presentation.

Use of Estimates
----------------

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

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of financial instruments including cash, accounts receivable, line-of-credit, accounts payable, deposits and accrued expenses approximated fair value as of March 31, 1998 because of the relatively short maturity of these instruments.

Due to rates currently available to the Company for debt which are similar to terms on the remaining maturities, the fair value of existing debt approximates carrying value.

Advertising Costs
-----------------

Advertising costs are expensed as incurred.

                       ELDORADO ARTESIAN SPRINGS, INC.

                        NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SELECTED BALANCE SHEET INFORMATION
-------------------------------------------
Accounts receivable
  Trade                                                                                      $   508,320
  Less allowance for doubtful accounts                                                           (10,000)
                                                                                             -----------

                                                                                             $   498,320
                                                                                             ===========

Property, plant and equipment
  Land                                                                                       $   225,194
  Buildings and improvements                                                                   1,101,748
  Machinery and equipment                                                                      1,706,460
  Vehicles                                                                                        19,831
  Office furniture and fixtures                                                                   84,250
                                                                                             -----------
                                                                                               3,137,483
  Less accumulated depreciation                                                               (1,612,113)
                                                                                             -----------

                                                                                             $ 1,525,370
                                                                                             ===========

Other assets
  Water rights                                                                               $   179,500
  Less accumulated amortization                                                                  (64,882)
                                                                                             -----------

                                                                                             $   114,618
                                                                                             ===========


  Other                                                                                      $    66,671
  Less accumulated amortization                                                                  (11,773)
                                                                                             -----------

                                                                                             $    54,898
                                                                                             ===========

Accrued expenses
  Property taxes                                                                             $    20,973
  Sales tax                                                                                        9,408
  Income taxes                                                                                    16,597
  Payroll and payroll taxes                                                                       32,152
                                                                                             -----------

                                                                                             $    79,130
                                                                                             ===========

                                      F-9

                       ELDORADO ARTESIAN SPRINGS, INC.

                        NOTES TO FINANCIAL STATEMENTS

NOTE 3 - LONG-TERM DEBT
-----------------------

Note Payable to Bank
--------------------

Note payable to bank due June 20, 2012, interest at bank prime plus .5% (9% at
 March 31, 1998).  Monthly principal and interest payments of $12,244 with all unpaid principal and interest due at maturity.  Collateralized by substantially
 all assets of the Company and assignment of rents.                                          $1,167,692



Note payable to bank due June 20, 2002, interest at 9.75%, monthly principal and interest payments of $6,346 with all unpaid principal and interest due at maturity.  Collateralized by substantially all assets of the Company and
 assignment of rents.                                                                           263,797



Capital Lease
-------------

Capital lease for equipment.  Monthly minimum lease payments of $1,992, due April
 1, 2002.                                                                                        82,286


Capital lease for equipment.  Monthly minimum lease payments of $1,354, due April
 25, 1998.                                                                                       41,050
                                                                                             ----------

                                                                                             $1,554,825
                                                                                             ==========


The cost of equipment under capital lease at March 31, 1998 was $143,305 with accumulated depreciation of $25,404.

Future maturities of long-term debt at March 31, 1998 are:


                                                   Notes
Year Ending March 31,                             Payable                   Leases              Total
---------------------                          -----------               ------------        ------------
       1999                                     $   96,448                 $   38,803          $  135,251
       2000                                        103,756                     40,157             143,913
       2001                                        114,122                     40,157             154,279
       2002                                        125,525                     25,263             150,788
       2003                                         79,087                     15,286              94,373
       Thereafter                                  912,551                          -             912,551
                                               -----------               ------------        ------------
                                                 1,431,489                  1,591,155             159,666

      Less amount representing interest                  -                    (36,330)            (36,330)
                                               -----------               ------------        ------------
      Total principal                            1,431,489                    123,336           1,554,825
      Less current portion                         (96,448)                   (26,557)           (123,005)
                                               -----------               ------------        ------------
                                                $1,335,041                 $   96,779          $1,431,820
                                               ===========               ============        ============

                        ELDORADO ARTESIAN SPRINGS, INC.

                        NOTES TO FINANCIAL STATEMENTS

NOTE 4 - LINE-OF-CREDIT
-----------------------

The Company entered into an agreement with a bank for a line-of-credit of $100,000 due June 20, 1998. The interest rate is calculated at prime plus 1% which was 9.5% at March 31, 1998. Interest is payable monthly and the line is collateralized by substantially all of the assets of the Company. The outstanding balance at March 31, 1998 was $40,000.


NOTE 5 - INCOME TAXES
---------------------

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.


The net current and long-term deferred tax in the accompanying balance sheet includes the following deferred tax assets and liabilities.


                                                                     March 31,
                                                                       1998
                                                                -------------------
Current deferred tax asset                                         $         16,829
Current deferred tax liability                                                    -
                                                                -------------------
Net current deferred tax asset                                     $         16,829
                                                                ===================
Long-term deferred tax asset                                       $              -
Long-term deferred tax liability                                             52,921
                                                                -------------------
Net long-term deferred tax liability                               $         52,921
                                                                ===================

                       ELDORADO ARTESIAN SPRINGS, INC.

                        NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES (CONTINUED)
---------------------------------


The provision for income taxes is summarized as follows:


                                                                          For the Years Ended
                                                                               March 31,
                                                                -----------------------------------
                                                                     1998                   1997
                                                                ------------             ----------
Current -
     Federal                                                          $15,925               $38,486
     State                                                              3,758                 7,647
                                                                -------------            ----------
                                                                      $19,683               $46,133
                                                                =============            ==========
Deferred -
     Federal                                                          $13,112               $14,123
     State                                                              1,608                 2,806
                                                                -------------            ----------
                                                                      $14,720               $16,929
                                                                =============            ==========

The following is a reconciliation of income taxes at the Federal Statutory rate with income taxes recorded by the Company.


                                                                              Years Ended
                                                                               March 31,
                                                                -----------------------------------
                                                                       1998                 1997
                                                                -------------            ----------
Computed income taxes at statutory rate - net of surtax               $31,503               $57,862
State income taxes, net of Federal income tax benefit and
 other                                                                  2,900                 5,200
                                                                -------------            ----------
                                                                      $34,403               $63,062
                                                                =============            ==========

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:


                                                                                          March 31,
                                                                                            1998
                                                                                     -------------------
  Differences related to fixed assets                                                     $ (43,366)
  Differences related to other assets                                                        (9,555)
  Allowance for doubtful accounts                                                             3,633
  Alternative minimum tax and ITC credit carryforward                                        13,196
                                                                                     -------------------
                                                                                          $ (36,092)
                                                                                     ===================

                        ELDORADO ARTESIAN SPRINGS, INC.

                        NOTES TO FINANCIAL STATEMENTS

NOTE 6 - COMMITMENTS
--------------------

The Company has various long-term leases for delivery trucks. The following is a schedule by year of future minimum lease payments as of March 31, 1998.


    Year Ending March 31,
    ---------------------
            1999                                              $131,739
            2000                                               112,314
            2001                                                63,668
            2002                                                38,086
            2003                                                 8,268
            Thereafter                                               -
                                                             ---------
                                                              $354,075
                                                             =========


Total rental expense for 1998 and 1997 was $133,948 and $96,800, respectively.


NOTE 7 - SUBSEQUENT EVENTS
--------------------------

Reverse Stock Split
-------------------

On April 1, 1998, the Company filed with the state to amend its articles of incorporation to reflect a 12 to 1 reverse stock split that was previously approved by a vote of the shareholders.

Private Placement
-----------------

Subsequent to year end, April 22, 1998, the Company completed a private placement of 300,000 shares of common stock at $2.75 per share. The Company received proceeds net of offering costs of $688,750 from the private placement of which $150,000 was placed in a joint account with the placement agent for a potential additional private placement.

Stock Option Plan
-----------------

On May 19, 1998, the Company registered 875,000 shares of common stock of the Company pursuant to the 1997 stock option plan (the Plan). The Plan provides for the grant of stock options to employees, directors and consultants of the Company. From time to time, the board may grant options to advance the interest of the Company.

In connection with the private placement, the Company issued a warrant to purchase 30,000 and 250,000 shares of common stock at $3.30 and $11.00 per share, respectively. Both warrants expire on April 22, 2003.