Form 10QSB
period 1998-03-31
ELDORADO ARTESIAN SPRINGS INC
filed 1998-08-12
CIK 796124

FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For  Quarter  Ended  June  30,  1998

Commission  File  Number:  33-6738-D

                        Eldorado Artesian Springs, Inc.
       (Exact name of registrant as specified in its charter as amended)

          Colorado                                   84-0907853
          --------                              ------------------------------
(State or other jurisdiction of incorporation         (IRS Employer
     or organization)                              Identification  No.)

                  PO Box 445, Eldorado Springs, Colorado  80025
               ------------------------------------------------
         (Address  of principal executive offices)      (Zip Code)

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

Yes          X  No  _____
             -


Number shares of common stock outstanding at the latest practicable date, June 30, 1998: 2,995,495.




                        ELDORADO ARTESIAN SPRINGS, INC.





                                     INDEX
                                     -----

     Page
     ----
Part I - Financial Information

Item 1 - Financial Statements

         Balance Sheets June 30, 1998 (Unaudited) and March 31,1998       3

         Unaudited  Statements  of  Operations  For  the  Three
          Months  Ended June  30,  1998  and  June  30,  1997             4

         Unaudited  Statements  of  Cash  Flows  For  the
          Three  Months  Ended June  30,  1998  and  June  30,  1997      5

         Notes  to  Unaudited  Financial  Statements                      6

     Item  2  -  Management's  Discussion  and  Analysis  of  Financial
     Condition  &  Results  of  Operations                                8

Part  II  -  Other  Information                                          10

     Signature  page                                                     11


                        ELDORADO ARTESIAN SPRINGS, INC.


                                BALANCE SHEETS

                                                June 30,     March 31,
                                                  1998         1998
                                               ----------   ----------
                                              (Unaudited)
                                    ASSETS
Current  assets
 Cash                                        $    420,732   $    70,166
 Accounts  receivable
   Trade  -  net                                  519,665       498,320
   Other                                            5,198         5,506
 Inventories                                      108,728       122,701
 Prepaid  expenses  and  other                      8,313        48,313
 Deferred  income  taxes                           16,829        16,829
                                                ---------     ---------
     Total  current  assets                     1,079,465       761,835
                                                ---------     ---------

Property,  plant  and  equipment  -  net        1,762,812     1,525,370
                                                ---------     ---------

Other  assets
 Water  rights  -  net                            113,496       114,618
 Restricted  cash                                 150,000          -
 Other  -  net                                     53,447        54,898
                                                ---------     ---------
     Total  other  assets                         316,943       169,516
                                                ---------     ---------

Total                                          $3,159,220    $2,456,721
                                                =========     =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current  liabilities
 Accounts  payable                             $  170,025    $  129,747
 Accrued  expenses                                 96,198        79,130
 Line-of-credit                                       -          40,000
 Deposits                                          47,002        49,178
 Current  maturities  of  long-term  debt         128,383       123,005
                                                ---------      --------
     Total  current  liabilities                  441,608       421,060

Long-term  liabilities
 Long-term  debt                                1,406,406     1,431,820
 Deferred  income  taxes                           52,921        52,921
                                                ---------      --------
     Total  liabilities                         1,900,935     1,905,801
                                                ---------     ---------

Stockholders'  equity
 Common  stock,  par  value  $.001
  per  share;  50,000,000 shares authorized;
  2,995,495  issued  and  outstanding               2,995         2,695
 Additional  paid-in  capital                     984,656       294,875
 Retained  earnings                               270,634       253,350
                                                ---------     ---------
                                                1,258,285       550,920
                                                ---------     ---------

                                               $3,159,220    $2,456,721
                                                =========     =========

                     See notes to financial statements.

                        ELDORADO ARTESIAN SPRINGS, INC.

                           STATEMENTS OF OPERATIONS

                                              For the Three Months Ended
                                                       June  30,
                                              --------------------------
                                                  1998           1997
                                              ------------    ----------
                                                       (Unaudited)

Revenue
 Water  and  related                          $    881,057    $  736,905
 Rentals                                            10,900        11,865
 Pool                                               23,329        21,740
 Returns  and  allowances                           (2,594)       (1,656)
                                               -----------     ----------

 Net  revenue                                      912,692       768,854

Cost  of  goods  sold  exclusive
 of  depreciation  and  amortization
                                                   123,837       118,866
                                               -----------     ---------

Gross  profit                                      788,855       649,988
                                               -----------     ---------

Operating  expenses
 Salaries  and  related                            347,276       295,978
 Administrative  and  general                      163,186        99,510
 Selling  and  delivery                            156,164       112,205
 Depreciation  and  amortization                    64,309        57,093
                                                ----------      --------
                                                   730,935       564,786
                                                ----------      ---------

Operating  income                                   57,920        85,202
                                                ----------      ---------

Other  income  (expense)
 Interest  income                                    4,574         1,281
 Interest  expense                                 (38,066)      (34,754)
                                                ----------      ---------
                                                   (33,492)      (33,473)
                                                ----------     ---------
Net  income  before  income  taxes                  24,428        51,729
                                                ----------     ---------

Provision for income taxes (Note 5)                  7,144            -
                                                ----------     ----------

Net  income  and  comprehensive  income        $    17,284     $  51,729
                                                ==========     =========

Basic  earnings  per  common  share            $       .01     $     .02
                                               ===========     =========

Weighted  average number of shares outstanding   2,995,495     2,695,495
                                               ===========     =========

                        See notes to financial statements.



                        ELDORADO ARTESIAN SPRINGS, INC.

                           STATEMENTS OF CASH FLOWS


                                              For the Three Months Ended
                                                       June  30,
                                              --------------------------
                                                  1998            1997
                                              -----------      ---------
                                                       (Unaudited)
Cash  flows  from  operating  activities
 Net  income                                   $    17,284   $    51,729
                                               -----------   -----------
 Adjustments  to  reconcile  net
  income  to  net  cash  provided by
  (used in) operating  activities  -
   Depreciation  and  amortization                  64,309        57,093
   Amortization  of  loan  fees  and
    origination  costs                               1,451            -
   Changes  in  certain assets and liabilities  -
     Accounts  receivable                          (21,037)     (148,588)
     Inventories                                    13,973          (212)
     Prepaid  expenses  and  other                  40,000         3,248
     Accounts  payable                              40,278        24,050
     Accrued  expenses                              17,068         5,714
     Deposits                                       (2,176)       (2,776)
                                                  --------      --------
                                                   153,866       (61,471)
                                                  --------      ---------
      Net cash provided by (used in)
       operating activities                        171,150        (9,742)
                                                  --------      ---------

Cash  flows  from  investing  activities
 Purchase  of  property,  plant  and  equipment   (300,629)      (70,345)
                                                 ---------       --------
      Net cash flows used in investing
       activities                                 (300,629)      (70,345)
                                                 ---------       ---------

Cash  flows  from  financing  activities
 Additions  to  long-term  debt                     41,050     1,500,000
 Loan  fees  and  origination  cost                    -         (19,771)
 Payments  on  long-term  debt                     (61,086)   (1,049,715)
 Payments  on  line-of-credit                      (40,000)           -
 Proceeds  from  sale  of  common  stock           825,000            -
 Costs  related  to  issuance  of  common  stock  (134,919)           -
 Restricted  cash                                 (150,000)           -
                                                  ----------  ------------
      Net cash flows provided by financing
       activities                                  480,045        430,514
                                                  ----------  ------------

Net  increase  in  cash                            350,566        350,427

Cash  -  beginning  of  period                      70,166        244,765
                                                  --------    ------------

Cash  -  end  of  period                      $    420,732   $    595,192
                                               ============    ==========

Supplemental  disclosures  of  cash  flow  information:
     Cash paid for interest for the three months ended June 30, 1998 and 1997 was $38,066 and $34,754, respectively.
     Cash paid for income taxes for the three months ended June 30, 1998 and 1997 was $14,011 and $16,000, respectively.


                    See notes to financial statements.



                        ELDORADO ARTESIAN SPRINGS, INC.

                         Notes to financial statements.


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

Interim  Unaudited  Financial  Statements
-----------------------------------------

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended June 30, 1998 and 1997 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended March 31, 1998.


NOTE  2  -  RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS
--------------------------------------------------------

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. Currently the
Company's only component, which would comprise comprehensive income, is its results of operations. SFAS 130 is effective for financial statements for periods beginning after December 15, 1997, and requires comparative information for earlier periods to be restated.


NOTE  3  -  STOCKHOLDERS'  EQUITY
---------------------------------

Reverse  Stock  Split
---------------------

On April 1, 1998, the Company filed with the state to amend its articles of incorporation to reflect a 12 to 1 reverse stock split that was previously approved by a vote of the shareholders. All prior period comparative information has been restated to reflect the reverse stock split.

Private  Placement
------------------

On April 22, 1998, the Company completed a private placement of 300,000 shares of common stock at $2.75 per share. The Company received proceeds net of offering costs of $688,750 from the private placement of which $150,000 was placed in a joint account with the placement agent for a potential additional private placement.

----------------------------------------------

Stock  Option  Plan
-------------------

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This  filing contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking
statements  be  subject  to  the  safe  harbors  created  thereby.    These
forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to services offered by and future economic performance of the Company.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties that might adversely affect the Company's operating results in the future in a material way. Such risks and uncertainties include but are not limited to the following: interest rate fluctuations, effects of regional economic and market conditions, labor and marketing costs, operating costs, packaging costs, intensity of competition, legal claims and the contingencies associated with year 2000 compliance.

OVERVIEW

Eldorado Artesian Springs, Inc. (Eldorado) is a Colorado based company that is primarily involved in the bottling and marketing of "natural" artesian spring water. The spring is located in the foothills of the Colorado Rocky Mountains and is surrounded by thousands of acres of state and city park land, assuring a well protected source. The artesian springs located on the Company's property, emanate from one of the most unique geologic sources in the world. The water is naturally purified as it rises up through many layers of sandstone under its own artesian pressure. Eldorado Artesian Spring water is bottled at the source in its natural state and is not chemically treated in any way. Currently, Eldorado's operations consist of its home/commercial delivery business (5 gallon bottles) and the PET (polyethylene terephtalate, a premium clear plastic container) consumer business.

Beverage industry analysts reveal that bottled water is the fastest growing major category in the entire industry. The bottled water industry as whole is a $3.9 billion business and is currently growing at a rate of 9% to 10% per year. The PET segment of the bottled water industry is currently a $600 million business and is growing at a much faster rate (at an estimated 20% to 30% per year) than the industry as a whole. Analysts expect just the PET segment of the industry to reach $3 billion in wholesale sales over the next ten years, which is an indicated rate of growth of 17% annually.

RESULTS  OF  OPERATIONS

Revenues for the three months ended June 30, 1998 increased 18.7% to $912,692 versus $768,854 for the same period in 1997. This increase resulted principally from increased sales volume to the Company's existing customer base as well as from sales to new customers. Sales of five gallon products increased by 15.2%, one gallon sales increased by 30.8% and sales of the smaller PET packages increased by 59.3%.

Cost of goods sold increased 4.2% for the first three months ended June 30, 1998 which was attributable to the increase in sales. The costs of goods relative to sales decreased from 15.4% for the quarter ended June 1997 to 13.6% for the quarter ended June 1998. This decrease in costs in relation to sales is due to more efficient production procedures resulting in fewer damaged goods. In addition, more efficient purchasing practices have resulted in improved prices from suppliers.

Operating expenses increased 29.4% for the three months ended June 30, 1998. Wages, salaries and related items increased 17.3% which is consistent with the increase in revenues during the same period. Administrative and general expenses increased 63.9% for the three months ended June 30,1998. This larger than normal increase was expected due to the increase in promotional and advertising expenses and product giveaways that occurred during this quarter.

Due to the foregoing, net income for the three months ended June 30, 1998 was $17,284 versus $51,729 for the same period one year ago. This represents a decrease of 52.7%. This decrease is due in large part to the aforementioned increase in operating expenses for the quarter ended June 30, 1998.

LIQUIDITY  AND  CAPITAL  RESOURCES

On April 22, 1998, the Company completed a private placement of 300,000 shares of common stock at $2.75 per share. The Company received proceeds net of offering costs of $688,750 from the private placement of which $150,000 was placed in a joint account with Mills Financial Services, Inc. (the "Agent") for a potential additional secondary stock offering. The intention for the use of proceeds of the private placement include replacing a five gallon bottling line to increase capacity from 160 bottles to 600 bottles per hour. By the end of June 1998, 50% of the bottling equipment was installed and being utilized. The remaining equipment is anticipated to be fully utilized by August 1998. In addition, the company is pursuing a distribution agreement with a major distributor of bottled water. The proceeds from the private placement are being utilized to pursue such a relationship and expand the Company's internal sales and distribution capabilities. In addition, the Company is actively looking to lease or construct a warehouse/distribution facility in the Denver, Colorado area in order to add additional warehouse space.

On May 19, 1998, the company registered 875,000 shares of common stock of the Company pursuant to the 1997 Stock Option Plan (the "Plan"). The Plan provides for the grant of stock options to employees, directors and consultants of the Company.

The Company has traditionally financed operations with debt. With the restructuring of debt in June 1997, the Company has been able to improve the bottling/warehouse facilities by expanding floor space and adding additional high speed bottling equipment. With the proceeds from a secondary public offering as well as additional debt the company plans to continue to finance capital expenditures. No assurance of acquiring additional debt or equity can be made and this could have a negative effect on future operations if it is not successful.

Accounts receivable increased 4.3% to $519,665 for the three months ended June 30, 1998. This represents 51.2 days sales in receivables. This increase is due in part to the effects of the installation of a new computer system in May
1997.    While  the  system  will  decrease  the  costs  for  delivery  and administrative expenses there were initial delays in billing customers that caused a delay in receivables. Management has made serious efforts to bring receivables back to the targeted level of 38 days. Expenses for bad debts are expected to be .07% of revenues for the year end March 31, 1999 and management has taken this into account for the three months ended June 30, 1998.

Management has implemented a water rights augmentation program to acquire additional water rights in order to provide for a forecasted increase in water sales resulting from the expected increase in sales. Management is currently in negotiations to acquire additional water rights. The acquisition of these water rights will be at a significant cost to the Company and there can be no assurance that such water rights can be obtained. The failure to augment the Company's water rights could have an adverse effect on the Company's financial condition and results of operations.

The Company also plans to lease or purchase a plastics molding facility and the necessary molds to produce their own supply of PET bottles and to sell the bottles to other companies. In order to handle the increase in business, the Company will need to acquire additional off-site warehouse space. The Company is looking to either lease or construct space in order to store raw materials and finished goods. In addition, the Company will be improving the existing bottling and office facilities.

The Company is poised to achieve significant growth via the expansion of its retail PET business into new geographic markets. The PET segment of the bottled water business is the fastest growing segment of the bottled water market. In order to accomplish broader distribution of the PET products, the Company will need additional working capital for marketing investments for such things as slotting fees and marketing promotions. As the Company grows and expands its retail distribution there will be a need to add an additional brand marketing executive.

YEAR  2000  COMPLIANCE

The Company is in the process of developing and finalizing plans to address the Year 2000 computer problem and to begin converting their computer systems to be Year 2000 compliant. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company presently believes that with upgrades to existing software and possibly some replacement, the Year 2000 problem will not pose significant operational problems for their computer systems. However, if such upgrades and replacements are not completed timely or effectively implemented, the Year 2000 problem could have a material impact on the operations of the Company. The Company expects to incur internal staff costs, as well as the cost of the software upgrades and replacement as a part of this effort. However, until the Company's plans are finalized, management is not able to reasonably estimate the costs of achieving Year 2000 compliance.

PART  II  -  OTHER  INFORMATION


Item  1.    Legal  Proceedings
------------------------------

No legal proceedings have been filed on behalf of or against the Company, nor have any claims been made.

Item  2.    Changes  in  Securities
-----------------------------------

As discussed in Note 3 to the Financial Information contained in Part I to this Form 10-QSB, the Company had a 12 to 1 reverse stock split, completed a private placement of 300,000 shares of common at $2.75 per share, established a stock option plan and issued warrants. Use of proceeds from the private placement were primarily used or will be used for fixed asset purchases to increase production capacity and pursuing a major distribution agreement. This is more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part I Item 2 to this Form 10-QSB.

Item  3.      Defaults  Upon  Senior  Securities
------------------------------------------------

There have been no defaults on any securities. The Company has no obligations with regard to dividends and no preferred stock.

Item  4.    Submission  of  Matters  to  a  Vote  of  the  Security  Holders
----------------------------------------------------------------------------

None
----

Item  5.    Other  Information
------------------------------

None
----

Item  6.    Exhibits  and  Reports  on  Form  8-K
-------------------------------------------------

None
----

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ELDORADO  ARTESIAN  SPRINGS,  INC.

By:  /s/                  Douglas Larson          Douglas A. Larson, President
     ---                  --------------

By:  /s/                  Kevin  M. Sipple          Kevin M. Sipple, Secretary
     ---                  ----------------