Form 10-Q
period 1998-09-30
ELDORADO ARTESIAN SPRINGS INC
filed 1998-11-12
CIK 796124

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1998

Commission File Number: 33-6738-D

                    Eldorado Artesian Springs, Inc.
   (Exact name of registrant as specified in its charter as amended)

              Colorado                                   84-0907853
----------------------------------------     ----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.
 incorporation                                  Or organization)

PO Box 445, Eldorado Springs, Colorado                     80025
----------------------------------------     ----------------------------------
(Address of principal executive offices)                (Zip Code)

                                    (303)499-1316
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----    -----

Number shares of common stock outstanding at the latest practicable date, September 30, 1998: 2,995,495.

                    ELDORADO ARTESIAN SPRINGS, INC.




                                 INDEX

                                                                            Page
                                                                            ----
Part I - Financial Information

Item 1 - Financial Statements

    Balance Sheets September 30, 1998 (Unaudited) and
     March 31, 1998 .......................................................F - 1

    Unaudited  Statements of Operations  For the Three and
     Six Months Ended September 30, 1998 and September 30, 1997 ...........F - 2

    Unaudited Statements of Cash Flows For the Six Months Ended
     September 30, 1998 and September 30, 1997 ............................F - 3

    Notes to Unaudited Financial Statements ...............................F - 4

Item 2 - Management's Discussion and Analysis of Financial Condition
 and Results of Operations ................................................F - 6

Part II - Other Information ..............................................F - 10

Signature Page ...........................................................F - 11

                    ELDORADO ARTESIAN SPRINGS, INC.
                            Balance Sheets


                                                     September 30,    March 31,
                                                         1998           1998
                                                      -----------    -----------
                                                      (Unaudited)
                                     Assets
Current assets
  Cash ...........................................     $  322,611     $   70,166
  Accounts receivable
   Trade, net ....................................        590,469        498,320
   Other .........................................          7,361          5,506
  Inventories ....................................        128,992        122,701
  Prepaid expenses and other .....................         16,080         48,313
  Deferred income taxes ..........................          4,633         16,829
                                                       ----------     ----------
       Total current assets ......................      1,070,146        761,835
                                                       ----------     ----------

Property, plant & equipment - net ................      1,802,353      1,525,370
                                                       ----------     ----------

Other assets
  Water rights - net .............................        112,374        114,618
  Restricted cash ................................        125,000           -
  Deferred offering costs ........................         25,499           --
  Other, net .....................................         54,898         54,898
                                                       ----------     ----------
       Total other assets .. .....................        317,771        169,516
                                                       ----------     ----------

                                                       $3,190,270     $2,456,721
                                                       ==========     ==========

                     Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable ...............................     $  124,885     $  129,747
  Accrued expenses ...............................         67,760         79,130
  Line-of-credit ..................................           -           40,000
  Deposits .......................................         45,407         49,178
  Current maturities of long-term debt ...........        162,755        123,005
                                                       ----------     ----------
       Total current liabilities .................        400,807        421,060

Long-term liabilities
  Long-term debt .................................      1,439,908      1,431,820
  Deferred income taxes ..........................         47,011         52,921
                                                       ----------     ----------
       Total liabilities .........................      1,887,726      1,905,801
                                                       ----------     ----------

Stockholders' equity
  Common stock, par value $.001 per share;
   50,000,000 shares authorized; 2,995,495
   issued and outstanding ........................          2,995          2,695
  Additional paid-in capital .....................        984,656        294,875
  Retained earnings ..............................        314,893        253,350
                                                       ----------     ----------
                                                        1,302,544        550,920
                                                       ----------     ----------

                                                       $3,190,270     $2,456,721
                                                       ==========     ==========

              See notes to unaudited financial statements.

                    ELDORADO ARTESIAN SPRINGS, INC.

                       Statements of Operations


                                        Three Months Ended               Six Months Ended
                                           September 30,                    September 30,
                                  ------------     -----------     ------------     ------------
                                       1998             1997            1998             1997
                                            (Unaudited)                      (Unaudited)

Revenue
 Waterand related ............     $ 1,034,959      $   852,644      $ 1,913,422      $ 1,587,893
 Pool ........................          59,701           46,648           83,030           68,388
 Rentals .....................          12,450           19,025           23,350           30,890
                                   -----------      -----------      -----------      -----------
  Net revenue ................       1,107,110          918,317        2,019,802        1,687,171

Cost of goods sold ...........         161,207          140,525          285,044          259,391
                                   -----------      -----------      -----------      -----------

Gross profit .................         945,903          777,792        1,734,758        1,427,780
                                   -----------      -----------      -----------      -----------

Operating expenses
 Salaries and related ........         440,966          362,677          788,242          658,655
 Administrative and general ..         202,520          142,886          365,706          229,806
 Selling and delivery ........         120,879           84,424          277,043          196,629
 Depreciation and amortization          96,068           56,863          160,377          113,956
                                   -----------      -----------      -----------      -----------
                                       860,433          646,850        1,591,368        1,199,046
                                   -----------      -----------      -----------      -----------

Operating Income .............          85,470          130,942          143,390          228,734
                                   -----------      -----------      -----------      -----------

Other Income (expense)
 Interest income .............           5,419            1,686            9,994            2,967
 Interest expense ............         (35,929)         (36,027)         (73,995)         (70,781)
                                   -----------      -----------      -----------      -----------
                                       (30,510)         (34,341)         (64,001)         (67,814)
                                   -----------      -----------      -----------      -----------

Net Income before Income
 taxes .......................          54,960           96,601           79,389          160,920

Provision for income taxes ...          10,702           19,958           17,846           32,548
                                   -----------      -----------      -----------      -----------

Net income and comprehensive
 income ......................     $    44,258      $    76,643      $    61,543      $   128,372
                                   ===========      ===========      ===========      ===========

Basic earnings per common
 share .......................     $      0.02      $      0.03      $      0.02       $     0.05
                                   ===========      ===========      ===========      ===========

Weighted average number of
 shares outstanding ..........       2,926,264        2,695,495        2,961,069        2,695,495
                                   ===========      ===========      ===========      ===========


               See notes to unaudited financial statements.

                    ELDORADO ARTESIAN SPRINGS, INC.

                       Statements of Cash Flows


                                                        Six Months Ended
                                                           September 30,
                                                    ----------------------------
                                                       1998              1997
                                                    -----------     ------------

                                                            (Unaudited)
Cash flows from activities
  Net income ..................................     $    61,543      $   128,372
                                                    -----------      -----------
  Adjustments  to reconcile net income
   to net cash provided by operating
   activities
   Depreciation and amortization ..............         160,377          113,956
   Deferred income taxes ......................           6,286             --
   Changes in certain assets and liabilities
    Accounts receivable .......................         (94,004)        (165,356)
    Inventories ...............................          (6,291)         (31,058)
    Prepaid expenses and other ................          32,233            1,126
    Accounts payable ..........................          (4,862)          34,073
    Accrued expenses ..........................         (11,370)         (27,347)
    Deposits ..................................          (3,771)          (2,524)
                                                    -----------      -----------
                                                         78,598          (77,130)
                                                    -----------      -----------
      Net cash provided by operating activities         140,141           51,242
                                                    -----------      -----------

Cash flows from investing activities
  Purchase of property and equipment ..........        (435,116)        (236,327)
                                                    -----------      -----------
      Net cash flows used in investing
       activities .............................        (435,116)        (236,327)
                                                    -----------      -----------

Cash flows from financing activities
  Proceeds from additions to long-term debt ...         146,125        1,500,000
  Payments on long-term debt ..................         (98,287)      (1,232,830)
  Payments on line-of-credit ..................         (40,000)            --
  Proceeds from sale of common stock ..........         825,000
  Loan fees and origination cost ..............            --            (18,196)
  Costs related to issuance of common stock ...        (134,919)            --
  Restricted cash .............................        (125,000)            --
  Deferred offering cost ......................         (25,499)            --
                                                    -----------      -----------
      Net cash flows provided by financing
       activities .............................         547,420          248,974
                                                    -----------      -----------

Net increase in cash ..........................         252,445           63,889

Cash - beginning of period ....................          70,166          244,765
                                                    -----------      -----------

Cash - ending of period .......................     $   322,611      $   308,654
                                                    ===========      ===========

Supplemental disclosures of cash flow information: Cash paid for interest for the six months ended September 30, 1998 and 1997 was $73,995 and $70,781, respectively. Cash paid for income taxes for the six months ended September 30, 1998 and 1997 was $14,011 and $10,132, respectively.

                  See notes to unaudited financial statements.

                    ELDORADO ARTESIAN SPRINGS, INC.

                Notes to Unaudited Financial Statements


Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

Interim Unaudited Financial Statements
--------------------------------------

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the six months ended September 30, 1998 and 1997 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended March 31, 1998.

Certain amounts for the periods ended June 30, 1997 and September 30, 1997 have been reclassified to conform with the 1998 presentation.


Note 2 - Recently Issued Accounting Pronouncements
--------------------------------------------------

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


Note 3 - Stockholders' Equity
-----------------------------

Reverse Stock Split
-------------------

On April 1, 1998, the Company filed with the state to amend its articles of incorporation to reflect a 12 to 1 reverse stock split that was previously approved by a vote of the shareholders. All prior period comparative information has been restated to reflect the reverse stock split.

Private Placement
-----------------

On April 22, 1998, the Company completed a private placement of 300,000 shares of common stock at $2.75 per share. The Company received proceeds net of offering costs of approximately $690,000 from the private placement of which $150,000 was placed in a joint account with the placement agent for a potential additional private placement, of which $25,000 has been utilized and is reflected as deferred offering costs.

                    ELDORADO ARTESIAN SPRINGS, INC.

                Notes to Unaudited Financial Statements


Note 3 - Stockholders' Equity (continued)
-----------------------------------------

Stock Option Plan
-----------------

On May 19, 1998, the Company registered 875,000 shares of common stock of the Company pursuant to the 1997 stock option plan (the Plan). The Plan provides for the grant of stock options to employees, directors and consultants of the Company. From time to time, the board may grant options to advance interest of the Company.

Additionally, 346,500 options are outstanding that were issued to employees. All of the options were issued with an option price of $2.75 per share, fair market value at the date of grant. Such options expire on September 10, 2007

Warrants
--------

In connection with the private placement, the Company issued a warrant to purchase 30,000 and 250,000 shares of common stock at $3.30 and $11.00 per share, respectively. Both warrants expire on April 22, 2003.

                    ELDORADO ARTESIAN SPRINGS, INC.


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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties that might adversely affect the Company's operating results in the future in a material way. Such risks and uncertainties include but are not limited to the following: ability to secure debt and equity financing, interest rate fluctuations, effects of regional economic and market conditions, labor and marketing costs, operating costs, packaging costs, intensity of competition, ability to obtain additional water rights, legal claims and the contingencies associated with year 2000 compliance.

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

Results of Operations

Revenues for the six months ended September 30, 1998 increased 19.7% to $2,019,802 versus $1,687,171 for the same period in 1997. A substantial portion of the increase in sales is due to increased volume to existing customers as well as from sales to new customers. Sales of five gallon products increased by 18%, one gallon products increased by 24% and sales of the smaller PET packages increased by 48%. Five gallon products generated the majority of the increase in overall revenues. Revenues for the five gallon products increased $224,790 to $1,524,377 for the period ending September 30, 1998 versus $1,299,587 for the period ending September 30, 1997.

For the first six months of fiscal 1998, cost of goods sold was $285,044 compared to $259,391 in fiscal year 1997 resulting in gross profits of $1,734,758, or 85.9% of sales, and $1,427,780, or 84.6% of sales, respectively.
For the three months ended September 1998, Cost of Goods Sold was $161,207 in 1998 compared to $140,525 in 1997 resulting in gross profits of $945,903, or 85.4% of sales, and $777,792, or 84.7% of sales, respectively. This increase in gross profit for the respective six and three month periods was due to an increase in sales volume of five gallon product which has a higher margin. In addition, the Company's sales continue to increase in the higher margin home and office sales.

For the first six months of fiscal year 1998 compared to the corresponding period in fiscal year 1997, total operating expenses were $1,591,368 and $1,199,046, respectively, an increase of $392,322 or 32.7%. Salaries and related expenses were $788,242 for the period ending September 30, 1998, an increase of 19.7% over the same period of fiscal 1997 which was primarily attributable to the increase in sales. Selling, general and administrative expenses increased by $216,314 or 50.7%. Advertising and promotional expenses increased by 46% the six month period in 1998 compared to the corresponding period of fiscal 1997. Advertising and promotional expenses are associated with the both the home and office delivery as well as the retail-size category. The increase in advertising and promotional expenses was due to the increased expenses associated with increased market penetration and brand awareness. The Company plans to continue to spend significant amounts in the future for advertising and promotions to develop brand recognition and increase market penetration but no assurance can be given that increases in spending will result in higher sales. Legal and accounting expenses increased $31,586 over the same period a year ago. These additional costs are associated with the private placement on April 22, 1998 as well as the proposed secondary public offering. Depreciation and amortization increased 68.9% and 40.7% for the six month and three months ended September 30, 1998, which was attributable to recent machinery and equipment purchases.

Net interest expense increased $3,214 for the first six months of 1998. The increase in interest expense was a result of increased borrowing to finance additional machinery and equipment.

The Company's net income for the first six months of 1998 was $61,543 compared to net income of $83,228 for the year ended March 31, 1998. Net income for the three months ended September 30, 1998 was $44,258.

Liquidity and Capital Resources

On April 22, 1998, the Company completed a private placement of 300,000 shares of common stock at $2.75 per share. The Company received proceeds net of offering costs of $688,750 from the private placement of which $150,000 was placed in a joint account with Mills Financial Services, Inc. (the "Agent") for a potential additional secondary stock offering. The intention for the use of proceeds of the private placement include replacing a five gallon bottling line to increase capacity from 160 bottles to 600 bottles per hour. By the end of September 1998, 100% of the bottling equipment was installed and being utilized. Proceeds from the private placement are being utilized to expand the Company's internal sales and distribution capabilities. In addition, the Company is actively looking to lease or construct a warehouse/distribution facility in the Denver, Colorado area in order to add additional warehouse space.

On May 19, 1998, the company registered 875,000 shares of common stock of the Company pursuant to the 1997 Stock Option Plan (the "Plan"). The Plan provides for the grant of stock options to employees, directors and consultants of the Company. As of September 30, 1998, 346,500 options are outstanding that were issued to employees.

The Company has traditionally financed operations with debt. With the restructuring of debt in June 1997, the Company has been able to improve the bottling/warehouse facilities by expanding floor space and adding additional high speed bottling equipment. With the proceeds from a secondary public offering as well as additional debt the company plans to continue to finance capital expenditures.

Accounts receivable increased 18.7% to $597,830 for the six months ended September 30, 1998. This represents 52.6 days sales in receivables. This increase is a concern for management and serious efforts have been made to bring receivables back to the targeted level of 38 days. Expenses for bad debts are expected to be 0.07% of revenues for the year end March 31, 1999 and management has taken this into account for the six months ended September 30, 1998.

Management has implemented a water rights augmentation program to acquire additional water rights in order to provide for a forecasted increase in water sales. Management is currently in negotiations to acquire additional water rights. The acquisition of these water rights will be at a significant cost to the Company.

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


Year 2000 Compliance

The Company is in the process of developing and finalizing plans to address the Year 2000 computer problem and to begin converting their computer systems to be Year 2000 compliant. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company presently believes that with upgrades to existing software and possibly some replacement, the Year 2000 problem will not pose significant operational problems for their computer systems. However, if such upgrades and replacements are not completed timely or effectively implemented, the Year 2000 problem could have a material impact on the operations of the Company. The Company expects to incur internal staff costs and consulting fees, as well as the cost of the software upgrades and replacement as a part of this effort. However, until the Company's plans are finalized, management is not able to reasonably estimate the costs of achieving Year 2000 compliance.

                    ELDORADO ARTESIAN SPRINGS, INC.



PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

No legal proceedings have been filed on behalf of or against the Company, nor have any claims been made.

Item 2.  Changes in Securities

None

Item 3.   Defaults Upon Senior Securities

There have been no defaults on any securities. The Company has no obligations with regard to dividends and no preferred stock.

Item 4.  Submission of Matters to a Vote of the Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

None

                              Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ELDORADO ARTESIAN SPRINGS, INC.

By: /s/  Douglas Larson
Douglas A. Larson, President

By: /s/  Kevin  M. Sipple
  Kevin M. Sipple, Secretary