Form 10QSB
period 1998-12-31
ELDORADO ARTESIAN SPRINGS INC
filed 1999-02-04
CIK 796124

FORM 10-QSB
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For Quarter Ended December 31, 1998

Commission File Number: 33-6738-D

                    Eldorado Artesian Springs, Inc.
   (Exact name of registrant as specified in its charter as amended)

              Colorado                            84-0907853
  (State or other jurisdiction of      (IRS Employer Identification No.)
           incorporation                       Or organization)

PO Box 445, Eldorado Springs, Colorado              80025
  (Address of principal executive                 (Zip Code)
              offices)

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

Yes   X   No _____


Number shares of common stock outstanding at the latest practicable date, December 31, 1998 : 2,995,495.

                    ELDORADO ARTESIAN SPRINGS, INC.




                                 INDEX

                                                                            Page
Part I - Financial Information

Item 1 - Financial Statements

      Balance Sheets December 31, 1998 (Unaudited) and
       March 31, 1998......................................................F - 1

      Unaudited Statements of Operations For the Three
       and Nine Months Ended December 31, 1998 and
       December 31, 1997...................................................F - 2

      Unaudited Statements of Cash Flows For the Nine Months Ended
       December 31, 1998 and December 31, 1997 ............................F - 3

      Notes to Unaudited Financial Statements .............................F - 4

Item 2 - Management's Discussion and Analysis of Financial Condition
 and Results of Operations ................................................F - 6

Part II - Other Information ..............................................F - 10

Signature Page ...........................................................F - 11

                    ELDORADO ARTESIAN SPRINGS, INC.

                            Balance Sheets

                                                              December 31,     March 31,
                                                                 1998           1998
                                                              -----------    ----------
                                                              (Unaudited)
                                     Assets
Current assets
  Cash ..................................................     $  208,861     $   70,166
  Accounts receivable
    Trade, net ..........................................        570,669        498,320
    Other ...............................................          9,193          5,506
  Inventories ...........................................        246,704        122,701
  Prepaid expenses and other ............................         19,183         48,313
  Deferred income taxes .................................          4,633         16,829
                                                              ----------     ----------
         Total current assets ...........................      1,059,243        761,835
                                                              ----------     ----------

Property, plant & equipment - net .......................      1,763,230      1,525,370
                                                              ----------     ----------

Other assets
  Water rights - net ....................................        111,252        114,618
  Restricted cash .......................................        125,000           --
  Deferred offering costs ...............................         41,493           --
  Other, net ............................................         63,946         54,898
                                                              ----------     ----------
         Total other assets .............................        341,691        169,516
                                                              ----------     ----------

                                                              $3,164,164     $2,456,721
                                                              ==========     ==========

                     Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable ......................................     $   92,871     $  129,747
  Accrued expenses ......................................         45,428         79,130
  Line-of-credit ........................................           --           40,000
  Deposits ..............................................         44,136         49,178
  Current maturities of long-term debt ..................        177,770        123,005
                                                              ----------     ----------
         Total current liabilities ......................        360,205        421,060

Long-term liabilities
  Long-term debt ........................................      1,396,801      1,431,820
  Deferred income taxes .................................         54,795         52,921
                                                              ----------     ----------
         Total long-term liabilities
                                                               1,451,596      1,484,741
         Total liabilities ..............................      1,811,801      1,905,801
                                                              ----------     ----------

Stockholders' equity
  Common stock, par value $.001 per share;
   50,000,000 shares authorized; 2,995,495
   (December 31, 1998) and 2,695,495
   (March 31, 1998) issued and outstanding ..............          2,995          2,695
  Additional paid-in capital ............................        984,656        294,875
  Retained earnings .....................................        364,712        253,350
                                                              ----------     ----------
                                                               1,352,363        550,920

                                                              $3,164,164     $2,456,721
                                                              ==========     ==========

                  See notes to financial statements.

                    ELDORADO ARTESIAN SPRINGS, INC.

                       Statements of Operations


                                        Three Months Ended                  Nine Months Ended
                                            December 31,                       December 31,
                                    ----------------------------      ----------------------------
                                       1998             1997             1998               1997
                                    -----------      -----------      -----------       ----------
                                            (Unaudited)                         (Unaudited)
Revenue
  Water and related ...........     $   948,520      $   763,217       $2,861,942       $2,351,148
  Pool ........................               0                0           83,030           68,350
  Rentals .....................          12,900           11,708           36,250           42,598
                                    -----------      -----------      -----------      -----------
   Net revenue ................         961,420          774,925        2,981,222        2,462,096

Cost of goods sold ............          96,540          103,431          381,584          362,822
                                    -----------      -----------      -----------      -----------

Gross profit ..................         864,880          671,494        2,599,638        2,099,274
                                    -----------      -----------      -----------      -----------

Operating expenses
  Salaries and related ........         374,207          323,973        1,162,449          982,628
  Administrative and general ..         215,264          107,766          580,970          341,988
  Selling and delivery ........          96,776           74,779          373,819          271,408
  Depreciation and amortization          85,994           85,058          246,371          199,014
                                    -----------      -----------      -----------      -----------
                                        772,241          591,576        2,363,609        1,795,038
                                    -----------      -----------      -----------      -----------

Operating Income ..............          92,639           79,918          236,029          304,236
                                    -----------      -----------      -----------      -----------

Other Income (expense)
  Interest income .............           4,084              744           14,078            3,711
  Interest expense ............         (33,340)         (37,285)        (107,335)        (108,066)
                                    -----------      -----------      -----------      -----------
                                        (29,256)         (36,541)         (93,257)        (104,355)
                                    -----------      -----------      -----------      -----------

Net income before income taxes           63,383           43,377          142,772          199,881

Provision for income taxes ....          13,564           13,008           31,410           41,140
                                    -----------      -----------      -----------      -----------

Net income and comprehensive
 income .......................     $    49,819      $    30,369      $   111,362      $   158,741
                                    ===========      ===========      ===========      ===========

Basic earnings per common
 share ........................     $      0.02      $      0.01      $      0.04      $      0.06
                                    ===========      ===========      ===========      ===========

Weighted average number of
 shares outstanding ...........       2,995,495        2,695,495        2,972,586        2,695,495
                                    ===========      ===========      ===========      ===========

                  See notes to financial statements.

                    ELDORADO ARTESIAN SPRINGS, INC.

                       Statements of Cash Flows


                                                      Nine Months Ended
                                                         December 31,
                                                 ----------------------------
                                                     1998             1997
                                                 -----------      -----------

                                                 (Unaudited)      (Unaudited)
Cash flows from activities
  Net income ...............................     $   111,362      $   158,741
                                                 -----------      -----------
  Adjustments  to  reconcile  net  income
   to net cash provided by
   operating activities
   Depreciation and amortization ...........         246,371          199,014
   Deferred income taxes ...................          14,070             --
   Changes in certain assets and liabilities
    Accounts receivable ....................         (76,036)        (197,642)
    Inventories ............................        (124,003)         (42,471)
    Prepaid expenses and other .............          19,130            1,126
    Accounts payable .......................         (36,876)          52,213
    Accrued expenses .......................         (33,702)          (3,912)
    Deposits ...............................          (5,042)          (2,564)
                                                 -----------      -----------
                                                       3,912            5,764
                                                 -----------      -----------
      Net cash provided by operating
       activities ..........................         115,274          164,505
                                                 -----------      -----------

Cash flows from investing activities
  Purchase of property and equipment .......        (365,091)        (563,963)
                                                 -----------      -----------
      Net cash flows used in investing
       activities ..........................        (365,091)        (563,963)
                                                 -----------      -----------

Cash flows from financing activities
  Proceeds from additions to long-term debt             --          1,500,000
  Payments on long-term debt ...............         (95,076)      (1,261,320)
  Payments on line-of-credit ...............         (40,000)            --
  Proceeds from sale of common stock .......         825,000             --
  Loan fees and origination cost ...........            --            (17,534)
  Costs related to issuance of common stock         (134,919)            --
  Restricted cash ..........................        (125,000)            --
  Deferred offering costs ..................         (41,493)            --
                                                 -----------      -----------
      Net cash flows provided by financing
       activities ..........................         388,512          221,146
                                                 -----------      -----------

Net increase in cash .......................         138,695         (178,312)

Cash-- beginning of period .................          70,166          244,765
                                                 -----------      -----------

Cash-- ending of period ....................     $   208,861      $    66,453
                                                 ===========      ===========

Supplemental  disclosures of cash flow  information:
     Cash paid for interest for the nine months ended December 31, 1998 and 1997 was $107,335 and $108,066, respectively. Cash paid for income taxes for the nine months ended December 31, 1998 and 1997 was $17,339 and $20,132, respectively.

Supplemental  disclosure of noncash investing and financing  activities:
     During the nine months ended December 31, 1998, equipment was acquired through capital leases for $114,822.

                    ELDORADO ARTESIAN SPRINGS, INC.

                     Notes to Financial Statements


Note 1 - Summary of Significant Accounting Policies

Interim Unaudited Financial Statements

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the nine months ended December 31, 1998 and 1997 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended March 31, 1998.

Certain amounts for the year ended March 31, 1997 and December 31, 1997 have been reclassified to conform with the 1998 presentation.


Note 2 - Recently Issued Accounting Pronouncements

During the year ended March 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). SFAS 128 established new definitions for calculating and disclosing basic and diluted earnings per share. Basic earnings per share is based upon the weighted average number of shares outstanding as defined in SFAS 128. No diluted earnings per share is presented as there are no potential dilutive common shares.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. Currently the Company's only component, which would comprise comprehensive income, is its results of operations. SFAS 130 is effective for financial statements for periods beginning after December 15, 1997, and requires comparative information for earlier periods to be restated. SFAS No. 130 is required to be adopted for the Company's 1999 fiscal year end financial statements and, as a reporting standard, SFAS No. 130 will have no impact on the Company's financial position or results of operations.

                    ELDORADO ARTESIAN SPRINGS, INC.

                     Notes to Financial Statements


Note 2 - Recently Issued Accounting Pronouncements (continued)

In June 1997, FASB issued Statement of Financial Accounting Standards, No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No.
131), effective for years beginning after December 15, 1997. Statement No. 131 establishes standards for reporting information about operating segments and the methods by which such segments were determined. Currently, the Company only has one significant operating segment. Therefore, this pronouncement poses no significant changes in the Company's reporting methods.


Note 3 - Stockholders' Equity

Stock Option Plan

On May 19, 1998, the Company registered 875,000 shares of common stock of the Company pursuant to the 1997 stock option plan (the Plan). The Plan provides for the grant of stock options to employees, directors and consultants of the Company. From time to time, the board may grant options to advance interest of the Company.

As of December 31, 1998, 343,500 options were outstanding that were issued to employees, of which 111,500 are fully vested. All of the options were issued on May 26, 1998 with an option price of $2.75 per share, fair market value at the date of grant. Of the remaining 232,000 options, 31,200 vest in 1999, 34,400 in 2000, 37,600 in 2001, 41,800 in 2002, 45,000 in 2003, 13,000 in 2004, 14,000 in
2005 and 15,000 in 2006. Options will terminate no later than the expiration of ten years from the date of grant, subject to earlier termination due to termination of service.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties that might adversely affect the Company's operating results in the future in a material way. Such risks and uncertainties include but are not limited to the following: availability of debt and equity financing, interest rate fluctuations, effects of regional economic and market conditions, ability to obtain additional water rights, labor and marketing costs, operating costs, packaging costs, intensity of competition, legal claims and the contingencies associated with year 2000 compliance.

Overview

Eldorado Artesian Springs, Inc. (the Company) is a Colorado based company that is primarily involved in the bottling and marketing of "natural" artesian spring water. The spring is located in the foothills of the Colorado Rocky Mountains and is surrounded by thousands of acres of state and city park land, assuring a well protected source. The artesian springs located on the Company's property, emanate from one of the most unique geologic sources in the world. The water is naturally purified as it rises up through many layers of sandstone under its own artesian pressure. Eldorado Artesian Spring water is bottled at the source in its natural state and is not chemically treated in any way. Currently, Eldorado's operations consist of its home/commercial delivery business (5 gallon bottles) and the PET (polyethylene terephtalate, a premium clear plastic container) consumer business.

Beverage industry analysts reveal that bottled water is the fastest growing major category in the entire industry. The bottled water industry as whole is a $3.9 billion business and is currently growing at a rate of 9% to 10% per year. The PET segment of the bottled water industry is currently a $930 million business and is growing at a much faster rate (at an estimated 20% to 30% per year) than the industry as a whole. Analysts expect just the PET segment of the industry to reach $3 billion in wholesale sales over the next ten years, which is an indicated rate of growth of 17% annually.

                    ELDORADO ARTESIAN SPRINGS, INC.


Results of Operations

The Company's net revenues for the nine months ended December 31, 1998 increased 21.1% compared to the same period in 1997. Revenues for the three months ended December 31, 1998 increased 24.1% compared to the same period ending December 31, 1997. This increase resulted from increased sales volumes to the Company's existing customer base as well as from sales to new customers. In addition, on October 1, 1998 the Company increased the selling price of the five gallon products. This increase contributed to the increase in revenues by 1.3% and 4.2% for the nine months and three months ended December 31, 1998. In November 1998, the Company introduced a new 3 gallon product for delivery. Five gallon product sales generated the majority of the increase in overall revenues compared to the smaller size products. Revenues for the five gallon products increased $364,816 to $2,327,863 for the nine month period ending December 31, 1998 versus $1,963,047 for the same period ending December 31, 1997. Sales of the one gallon products increased 30.3% and sales of the smaller (1.5 liter and less) PET packages increased by 46.2% for the nine months ended December 31, 1998 compared to the same period ending December 31, 1997.

For the fist nine months of fiscal 1998, cost of goods sold was $381,584 compared to $362,822 for the same period of fiscal 1997. Gross profit increased 23.9% from $2,099,274 for the nine months ended December 31, 1997 to $2,599,638 for the same period in 1998. This represents an increase in gross profits from 85.3% of sales for the nine months ended December 1997 to 87.2% for the nine months ended December 31, 1998. This increase in gross profits is attributable to the decrease in production cost and cost of goods as well as the price increase for the 5 gallon products.

Operating expenses for the nine months ended December 31, 1998 increased 31.7% to $2,363,609 from $1,795,038 for the same period of fiscal 1997. Salaries and related expenses increased 18.3% to $1,162,449 for the period ended December 31, 1998 versus $982,628 for the same period of fiscal 1997. Salaries and related expenses are 39% and 40% for the nine months ended December 31, 1998 and 1997, respectively.

General and administrative expenses increased to $580,970 or 19.5% of sales for the nine months ended December 31, 1998 compared to $341,988 or 13.9% of sales for the same period ending December 31, 1997. Officer liability insurance and general insurance expenses increased 31% for the nine months ended December 31, 1998 versus December 31, 1997. The Company added coverage for additional officers and directors. In addition, the Company added additional coverage for new vehicles and employees. In September 1998, the Company leased a temporary off-site warehouse in order to facilitate the delivery and shipment of goods which also added to the increase in general and administrative expenses.

Selling and delivery expenses increased to $373,819 for the nine months ended December 31, 1998 versus $271,408 for the same period of fiscal 1997. As a percent of sales, this represents 12.6% and 11.1% for the nine months ended December 31, 1998 and 1997, respectively. This increase is largely attributable to the increase in promotions and advertising expenses through the nine months ended December 31, 1998. Promotional and advertising expenses increased 58.2% for nine months ended December 31, 1998 versus the same period ended December 31, 1997.

                    ELDORADO ARTESIAN SPRINGS, INC.


Depreciation and amortization was $246,371 for the nine months ended December 31, 1998 compared to $199,014 for the same period ended December 31, 1997. The company added additional bottling equipment and improvements to the plant that increased the amount of depreciation.

Interest income increased to $14,078 for the nine months ended December 31, 1998 from $3,711 for the same period ended December 31, 1997. This increase is due to earnings on deposits of proceeds from the private placement that was completed in April 1998.

The Company's net and comprehensive income for the first nine months of fiscal 1998 was $111,362 compared to $158,741 for the nine months ended December 31, 1997. Net and comprehensive income for the three months ended December 31, 1998 was $49,819 compared to $30,369 for the three months ended December 31, 1997.

Liquidity and Capital Resources

The Company's primary sources of capital have been cash flows from operations and financing operations with debt. Primary uses of cash have been the financing of the operations. In June 1997, the Company was able to restructure debt that enabled the company to improve the bottling/warehouse facilities by expanding floor space and adding high speed bottling equipment.

On April 22, 1998, the Company completed a private placement of 300,000 shares of common stock at $2.75 per share. The Company received proceeds net of offering costs of $688,750 from the private placement of which $150,000 was placed in a joint account with Mills Financial Services, Inc. for a potential secondary public stock offering. With the proceeds from the offering, the Company was able to replace a five gallon bottling line to increase capacity from 160 bottles to 600 bottles per hour. By the end of September 1998, 100% of the bottling equipment was installed and being utilized. Proceeds from the private placement are also being utilized to expand the Company's internal sales and distribution capabilities. In addition, the Company is actively looking to lease or construct a warehouse/distribution facility in the Denver, Colorado area in order to add additional warehouse space.

Accounts receivable increased 19.9% for the first nine months ended December 31, 1998 compared to the same period ending December 31, 1997. This represents 52 days sales in receivables for the nine months ended December 31, 1998 versus 53 days sales in receivable for the same period of 1997. The increase in accounts receivable continues to be a concern for management as the targeted level for days sales in receivables is 38 days. The Company has implemented new credit policies as well as increasing efforts to collect from customers in a more timely manner.

On May 19, 1998, the company registered 875,000 shares of common stock of the Company pursuant to the 1997 Stock Option Plan (the "Plan"). The Plan provides for the grant of stock options to employees, directors and consultants of the Company. As of December 31, 1998, 343,500 options are outstanding that were issued to employees.

                    ELDORADO ARTESIAN SPRINGS, INC.


Year 2000 Issues

The year 2000 issue is the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date ending in "00" as the year 1900 rather than the year 2000. This could result in system failure of miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. In anticipation of potential year 2000 problems, the Company has begun to replace and upgrade its management information systems to be year 2000 compliant. The Company expects to complete this process by the quarter ending June 1999. The Company has retained consultants to coordinate successful system implementation, including testing of year 2000 related problems. Testing for year 2000 compliance will commence upon system implementation and will continue throughout 1999. The Company presently believes that with successful system conversions, the year 2000 issue will not pose significant operational problems for its systems. However, although the Company's new software is designed to be year 2000 compliant, there can be no assurance that it contains all necessary data code changes. If the Company does not complete its planned conversions in a timely fashion, year 2000 could have a material impact on the operations of the Company.

The Company expects that assessment, remediation and contingency planning activities for its internal systems will be ongoing through 1999. The Company currently expects the total cost for these activities to be approximately $15,000. This total cost estimate does not include replacement of internal software and hardware in the normal course of business. The costs of the project and the date established for completion of year 2000 modifications are based on managements best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to locate and correct all relevant computer codes.

The Company intends to obtain information from its suppliers and major customers regarding their products' year 2000 compliance. The Company does not currently have any information that would lead it to believe that year 2000 issues relating to its internal systems will have a material adverse impact on the Company's financial condition or overall trends in results of operations. Since third party year 2000 compliance is not within the Company's control, and since the Company has not yet obtained compliance information from its suppliers, there can be no assurance that the failure by a supplier to achieve year 2000 compliance would not adversely affect the Company. Furthermore, the purchasing patterns of the Company's clients may be affected by year 2000 issues. Although the Company has formulated a contingency plan to date, it plans to continue to assess year 2000 risks to determine whether it needs to alter that plan.

                    ELDORADO ARTESIAN SPRINGS, INC.



PART II -- OTHER INFORMATION


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

By: /s/    Cathleen Collins
Cathleen Collins, Chief Financial Officer