Form 10KSB
period 1999-03-31
ELDORADO ARTESIAN SPRINGS INC
filed 1999-06-29
CIK 796124

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      [FEE REQUIRED]
      For the fiscal year ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                  TO

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge. In definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

State issuer's revenues for its most recent fiscal year.... $4,036,822 State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value will be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliated in Rule 12b-2 of the Exchange Act)


                             Not available

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.001 par value          2,995,495
                 Class              Outstanding at June 15, 1999


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

      None.

                                PART I


Item 1.  Description of Business.

General

Eldorado Artesian Springs, Inc.was formed under the laws of the State of Colorado on April 15, 1986, under the name Lexington Funding, Inc. ("Lexington"). Lexington was organized for the primary purpose of seeking selected mergers or acquisitions with a small number of business entities expected to be private companies, partnerships, or sole proprietorships. Prior to April 1987, the primary activity of the Company was directed to organizational efforts and obtaining initial financing. The Company sold 208,333 shares of its $.001 par value common stock at $1.20 per share for total proceeds of $250,000 in a public offering which closed on December 17, 1986.

Effective April 10, 1987, the Company acquired all of the shares of Eldorado Artesian Springs, Inc. ("Eldorado") of Eldorado Springs, Colorado. Eldorado, a Colorado corporation, was formed in 1983. The acquisition was accomplished by the exchange of Company stock for all of the outstanding shares of Eldorado from its shareholders, Douglas A. Larson, Jeremy S. Martin, Kevin M. Sipple, Raymond Kerbaugh and Melvin Larson. Pursuant to the acquisition of Eldorado, Eldorado shareholders received an aggregate of 2,340,000 shares of the Company's Common Stock, representing 90% of outstanding shares of the Company after the acquisition. The number of Company shares of stock exchanged in the acquisition was determined through arms-length negotiations. In June 1988, Eldorado was merged into Lexington pursuant to a statutory merger, and Lexington changed its name to Eldorado Artesian Springs, Inc.

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

Products

The Company's principal business is bottling and selling Artesian Spring Water. The Company also owns and operates a resort/spa on its property during the summer months and rents four single-family homes and mobile home spaces on the property. The Company's water bottling operations account for 95.6% of the Company's revenues.

Bottling

The Company owns and operates its bottling facilities. Total production and warehousing space is approximately 12,000 square feet. There are three separate fill lines in the facility.

Water is produced at two springs and eleven wells on the Company's property. The well heads are in close proximity to the bottling operation. The source water is bacteria-free as it emanates from the earth, and nothing is added to or removed from the water during the bottling process. As safeguard to any contamination, the water passes through a protective filter and an ultra-violet light. The product is packaged only in glass or high quality plastic bottles, and each one is sealed with a tamper evident cap. The products have ozone added to comply with FDA standards.

Sales and Distribution

The Company sells its products in five gallon, three gallon, one gallon, 1.5 liter, 1.0 liter, and 0.5 liter bottles. The Company operates its own fleet of delivery vehicles selling all sizes off truck in quantities of less than full pallet configuration to homes, offices, and retail outlets in the entire front range area of Colorado. The Company also sells its products to major retail stores directly through their warehouses and to several independent distributors who service accounts located outside the area serviced by the Company fleet.

The five gallon and three gallon sales and related cooler rentals represented approximately 79% of revenues and the smaller sizes accounted for 18% of revenues during the most recent fiscal year. Of the five gallon accounts, approximately 80% were home accounts and 20% were commercial establishments.

At present the Company's products are available primarily in Colorado, with a few exceptions in regions of states bordering Colorado. The Company's products are the number one selling brand of Natural Spring Water in the state of Colorado.

Marketing

The Company focuses on three major areas in marketing its products; five gallon and three gallon sales, small package products, and brand name recognition.

The five gallon and three gallon products are primarily sold through the acquisition of new accounts attracted by personal sales representatives strategically located throughout the area at local events. The efforts of this staff are augmented by yellow pages, radio, and occasional television advertisements.

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

Employees

The Company employs 47 full-time employees, 2 part-time employees and 14 seasonal employees during the summer resort months.

Item 2.  Description of Property.

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

                                PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

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

As of June 15, 1999, there were 95 holders of the Company's common stock.

No dividends have been declared or paid by the Company since inception and none are contemplated at any time in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

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

The Company is currently in the process of completing a secondary public offering of 700,000 shares of common stock. The anticipated offering price of $6 to $7 has been determined by Eldorado and the underwriter based upon Eldorado's financial condition and prospects and certain other information. Eldorado intends to use the proceeds from the public offering to acquire additional water rights in order to provide for anticipated growth in water sales; for the lease or construction of a warehouse/distribution facility in Denver, Colorado; and for marketing of its products, including the pursuit of distribution agreements with distributors of bottled water. Eldorado intends to file for listing on the NASDAQ Small Cap Market at the completion of the proposed public offering.

Results of Operations

Revenues for the year ended March 31, 1999 increased 21.3% from the previous year to $4,036,822. This increase resulted from increased sales to Eldorado's existing customer base as well as from sales to new customers. In addition, on October 1, 1998, Eldorado increased the selling price of the five gallon products.

The costs of goods sold increased 9.1% for the year ended March 31, 1999 compared to a year earlier. This increase in cost is primarily due to the overall increase in volume. Cost of goods sold represented 13.6% of sales for the year ended March 31, 1999 compared to 15.1% of sales for the year ended March 31, 1998. The company has received more favorable purchasing agreements because of the ability to buy goods in larger volumes.

Operating expenses for the year ended March 31, 1999 increased 22.3%. This overall increase is consistent with the increase in revenues for the year. Salaries and related expenses increased 17.5% for the year ended March 31, 1999. This increase is due to the increase in sales for the year resulting in higher commissions and additional employees. Administrative and general expenses increased 20.3% for the year ended March 31, 1999 consistent with the increase in revenues. Selling and delivery expenses increased 45.8% for the year ended March 31, 1999. Much of the increase in selling and delivery expenses is due to the increased expense for advertising and promotions. Advertising and promotion expenses increased approximately 56% for the year ended March 31, 1999. For the year ended March 31, 1999 advertising and promotion expenses were 8.9% of sales compared to 6.9% of sales for the year ended March 31, 1998. Depreciation and amortization increased 13.3% for the year ended March 31, 1999. This increase is due to the purchase of new equipment over the last year.

Interest income for the year ended March 31, 1999 increased to $16,242 from $3,720 for the previous year ended March 31, 1998. This increase is primarily due to the interest on the proceeds from the private placement completed in April 1998. Interest expense increased 3.3% for the year ended March 31, 1999. The increase in interest expense was due to the purchase of additional machinery and equipment.

For the year ended March 31, 1999, income before taxes increased 85.2% to $217,850. Income taxes for the year were $79,736 resulting in net income and comprehensive income of $138,114. Net income and comprehensive income increased 66.0% from the same period a year ago.

Liquidity and Capital Resource

Accounts receivable for the year ended March 31, 1999 were 27.7% higher than at year ended March 31, 1998. This resulted from the 21.3% increase in revenues for the year ended March 31, 1999. Days sales outstanding was approximately 56 days for March 31, 1999. Days sales outstanding was approximately 55 days for March 31, 1998. Management has implemented new credit policies to manage the accounts more effectively.

On April 22, 1998 the company completed a private placement of 300,000 shares of common stock at $2.75 per share. The company received proceeds net of offering costs of approximately $690,000 from the private placement. In connection with the offering, the company issued to Mills Financial Services, Inc. a warrant to purchase 30,000 shares of common stock at an exercise price of $3.30 per share. In addition, the company issued a warrant to purchase 250,000 shares at an exercise price of $11.00 per share.

The company utilized the proceeds of the offering to replace a five gallon bottling line to increase capacity from 160 bottles per hour to 600 bottles per hour. By September 1998, 100% of the bottling equipment was fully utilized. In addition, the company utilized the proceeds to increase advertising and promotional activities.

On May 19, 1998, the company registered 875,000 shares of common stock of the company pursuant to the 1997 stock option plan. The plan provides for the grant of stock options to employees, directors and consultants of the company. As of March 31, 1999, 493,000 options were outstanding, of which 111,000 are fully vested. 343,000 of the options were issued on May 26, 1998 and 150,000 were issued on December 7, 1998, with an option price of $2.75 per share, fair market value at the date of the grant. Of the remaining 382,000 shares, 68,700 vest in fiscal 2000, 71,900 in 2001, 75,100 in 2002, 79,300 in 2003, 45,000 in 2004,
13,000 in 2005,  14,000 in 2006 and 15,000 in 2007.  Options  will  terminate no later than the expiration of ten years from the date of grant, subject to earlier termination due to termination of service.

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

Item 7.  Financial Statements.



                    ELDORADO ARTESIAN SPRINGS, INC.






                           Table of Contents

                                                                  Page

Independent Auditors' Report......................................F - 2

Financial Statements

        Balance Sheet.............................................F - 3

        Statements of Operations..................................F - 4

        Statement of Stockholders' Equity.........................F - 5

        Statements of Cash Flows..................................F - 6

Notes to Financial Statements.....................................F - 7

                     INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Eldorado Artesian Springs, Inc.
Eldorado Springs, Colorado


We have audited the accompanying balance sheet of Eldorado Artesian Springs, Inc. as of March 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eldorado Artesian Springs, Inc. at March 31, 1999, and the results of its operations and its cash flows for the years ended March 31, 1999 and 1998 in conformity with generally accepted accounting principles.




                                 /s/Ehrhardt Keefe Steiner & Hottman PC
                                    Ehrhardt Keefe Steiner & Hottman PC

May 5, 1999
Denver, Colorado

                    ELDORADO ARTESIAN SPRINGS, INC.

                             Balance Sheet
                            March 31, 1999


                             Assets (Notes 3 and 4)
Current assets
   Cash ..................................................     $  361,439
   Accounts receivable (Note 2)
      Trade - net ........................................        615,969
      Other ..............................................         16,326
   Inventories ...........................................        205,264
   Prepaid expenses and other ............................         33,106
   Deferred income taxes (Note 5) ........................         18,169
                                                               ----------
        Total current assets .............................      1,250,273
                                                               ----------

Property, plant and equipment - net (Note 2) .............      1,773,327

Other assets
   Deferred offering costs ...............................        199,327
   Water rights - net (Note 2) ...........................        110,130
   Other - net (Note 2) ..................................         53,317
                                                               ----------
        Total other assets ...............................        362,774
                                                               ----------

                                                               $3,386,374
                                                               ==========

                      Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable ......................................     $  152,557
   Accrued expenses (Note 2) .............................        134,005
   Deposits ..............................................         74,757
   Current maturities of long-term debt (Note 3) .........        167,385
                                                               ----------
        Total current liabilities ........................        528,704
                                                               ----------

Long-term liabilities
   Long-term debt (Note 3) ...............................      1,417,336
   Deferred income taxes (Note 5) ........................         61,219
                                                               ----------
        Total liabilities ................................      2,007,259
                                                               ----------

Commitments (Notes 3, 4 and 6)

Stockholders' equity (Note 7)
   Common stock, par value $.001 per share;
    50,000,000 shares authorized; 2,995,495 ..............          2,995
    issued and outstanding
   Additional paid-in capital ............................        984,656
   Retained earnings .....................................        391,464
                                                               ----------
                                                                1,379,115
                                                               ----------

                                                               $3,386,374
                                                               ==========

                       See notes to financial statements.

                        ELDORADO ARTESIAN SPRINGS, INC.

                            Statements of Operations


                                                         Years Ended
                                                           March 31,
                                                   ------------------------
                                                       1999         1998
                                                   -----------   ----------

Revenue
   Water and related ........................     $ 3,901,836      $ 3,222,396
   Rentals ..................................          48,944           49,288
   Pool .....................................          99,435           68,349
   Returns and allowances ...................         (13,393)         (10,589)
                                                  -----------      -----------

   Net revenue ..............................       4,036,822        3,329,444

Cost of goods sold exclusive of depreciation
 and amortization ...........................         546,900          501,288
                                                  -----------      -----------

Gross profit ................................       3,489,922        2,828,156
                                                  -----------      -----------

Operating expenses
   Salaries and related .....................       1,539,275        1,310,303
   Administrative and general ...............         670,854          557,892
   Selling and delivery .....................         615,853          422,462
   Depreciation and amortization ............         314,800          277,914
                                                  -----------      -----------
                                                    3,140,782        2,568,571
                                                  -----------      -----------

Operating income ............................         349,140          259,585
                                                  -----------      -----------

Other income (expense)
   Interest income ..........................          16,242            3,720
   Loss on sale of asset ....................            --             (2,871)
   Interest expense .........................        (147,532)        (142,803)
                                                  -----------      -----------
                                                     (131,290)        (141,954)
                                                  -----------      -----------
Income before income taxes ..................         217,850          117,631
                                                  -----------      -----------

Provision for income taxes (Note 5)
   Current ..................................          72,778           19,683
   Deferred .................................           6,958           14,720
                                                  -----------      -----------
                                                       79,736           34,403

Net income ..................................     $   138,114      $    83,228
                                                  ===========      ===========

Basic earnings per common share .............     $       .05      $       .03
                                                  ===========      ===========

Weighted average number of shares outstanding       2,995,495        2,695,495
                                                  ===========      ===========


                       See notes to financial statements.

                        ELDORADO ARTESIAN SPRINGS, INC.

                        Statement of Stockholders' Equity
                       Years Ended March 31, 1999 and 1998





                                   Common Stock           Additional
                             -------------------------      Paid-in        Retained
                               Shares         Amount        Capital        Earnings        Total
                             ----------     ----------     ----------     ----------     ----------

Balance - March 31, 1997      2,695,495     $    2,695     $  294,875     $  170,122     $  467,692

Net income for the year            --             --             --           83,228         83,228
                             ----------     ----------     ----------     ----------     ----------

Balance - March 31, 1998      2,695,495          2,695        294,875        253,350        550,920

Sale of common stock            300,000            300        689,781           --          690,081

Net income for the year            --             --             --          138,114        138,114
                             ----------     ----------     ----------     ----------     ----------

Balance - March 31, 1999      2,995,945     $    2,995     $  984,656     $  391,464     $1,379,115
                             ==========     ==========     ==========     ==========     ==========


                       See notes to financial statements.

                    ELDORADO ARTESIAN SPRINGS, INC.

                       Statements of Cash Flows


                                                            Years Ended
                                                              March 31,
                                                    ----------------------------
                                                        1999             1998
                                                    -----------      -----------

Cash flows from operating activities
  Net income ..................................     $   138,114      $    83,228
                                                    -----------      -----------
  Adjustments to reconcile net income to net
    cash provided by operating activities -
    Depreciation and amortization .............         314,800          277,914
    Loss on sale of asset .....................            --              2,871
    Deferred income taxes .....................           6,958           14,720
    Changes in certain assets and liabilities -
      Accounts receivable .....................        (128,469)        (221,480)
      Inventories .............................         (82,563)         (30,153)
      Prepaid expenses and other ..............          15,207          (37,420)
      Accounts payable ........................          22,810           31,944
      Accrued expenses ........................          54,875          (10,765)
      Deposits ................................          25,579           15,620
                                                    -----------      -----------
                                                        229,197           43,251
                                                    -----------      -----------
        Net cash provided by operating ........         367,311          126,479
                                                    -----------      -----------
activities

Cash flows from investing activities
  Purchase of property, plant and equipment ...        (388,161)        (535,578)
  Proceeds from sale of asset .................            --              2,750
  Purchase of other assets ....................          (4,221)            --
                                                    -----------      -----------
        Net cash flows used in investing
         activities ...........................        (392,382)        (532,828)
                                                    -----------      -----------

Cash flows from financing activities
  Net (payments) proceeds from line-of-credit .         (40,000)          40,000
  Additions to long-term debt .................            --          1,500,000
  Payments on long-term debt ..................        (134,410)      (1,288,474)
  Loan fees and origination cost ..............            --            (19,776)
  Proceeds from sale of common stock ..........         825,000             --
  Costs related to issuance of common stock ...        (134,919)            --
  Deferred offering costs .....................        (199,327)            --
                                                    -----------      -----------
        Net cash flows provided by financing
         activities ...........................         316,344          231,750
                                                    -----------      -----------

Net increase (decrease) in cash ...............         291,273         (174,599)

Cash - beginning of year ......................          70,166          244,765
                                                    -----------      -----------

Cash - end of year ............................     $   361,439      $    70,166
                                                    ===========      ===========

Supplemental disclosures of cash flow information:
          Cash paid during the year for interest was $147,532 (1999) and $142,803 (1998).

          Cash paid during the year for income taxes was $34,426 (1999) and $33,844 (1998).

Supplemental  disclosure of noncash investing  activity:  During the years ended
          1999 and 1998, equipment was acquired through capital leases for $164,306 and $41,050, respectively.

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

Cash

The Company places its cash with high credit quality financial institutions. On occasion, the amount in the bank may exceed the Federal Deposit Insurance Corporation's (FDIC) insurance limit.

Inventories

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

Deferred Offering Costs

As of March 31, 1999, the Company was attempting to complete a secondary public offering. Expenses related to this offering have been accounted for as deferred offering costs. If the offering is successful, such costs will be charged against the gross proceeds received. If at any time it becomes probable that the offering will not be consummated or after an unreasonable postponement, such costs will be expensed.

Other Assets

Other assets consisting of water rights, customer list, loan fees and plate costs are carried at cost and are being amortized on the straight-line basis over five to forty years.

Deposits

Deposits consist primarily of deposits on bottles.

Revenue and Expense

Revenue is recognized on the sale of its products as customer shipments are made. Returns are recognized when the product is received. Rental revenue is recognized on a monthly basis upon commencement of the lease agreement.

Stock Based Compensation

The Company has adopted SFAS 123 "Accounting for Stock-Based Compensation" (SFAS
123), which requires disclosure of the fair value and other characteristics of stock options (Note 7). The Company has chosen under the provisions of SFAS 123 to continue using the intrinsic-value method of accounting for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25).

Basic Earnings Per Share

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

Concentration of Credit Risk

The Company maintains cash in bank accounts which, at times may exceed FDIC insurance limits. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company grants credit to customers located primarily in Colorado. The Company periodically performs credit analysis and monitors the financial condition of its clients in order to minimize credit risk.

Fair Value of Financial Instruments

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

Advertising Costs

Advertising costs are expensed as incurred.


Note 2 - Selected Balance Sheet Information

                                             March 31,
                                               1999
                                            -----------
Accounts receivable
   Trade ..............................     $   645,969
   Less allowance for doubtful accounts         (30,000)
                                            -----------

                                            $   615,969
                                            ===========

Property, plant and equipment
   Land ...............................     $   225,194
   Buildings and improvements .........       1,166,289
   Machinery and equipment ............       2,128,575
   Vehicles ...........................          19,831
   Office furniture and fixtures ......         150,061
                                            -----------
                                              3,689,950
   Less accumulated depreciation ......      (1,916,623)
                                            -----------

                                            $ 1,773,327
                                            ===========
Other assets
   Water rights .......................     $   179,500
   Less accumulated amortization ......         (69,370)
                                            -----------

                                            $   110,130
                                            ===========



                                            March 31,
                                              1999
                                           ---------

   Customer lists, loan fees and other     $  70,892
   Less accumulated amortization .....       (17,575)
                                           ---------

                                           $  53,317
                                           =========

Accrued expenses
   Property taxes ....................     $  17,194
   Sales tax .........................        12,217
   Income taxes ......................        54,946
   Payroll and payroll taxes .........        49,648
                                           ---------

                                           $ 134,005
                                           =========

Note 3 - Long-Term Debt

                                                                   March 31,
Notes Payable                                                        1999
                                                                 -----------

Note payable to bank due June 20, 2012,  interest at
 bank prime (8% at March 31, 1999) adjusted bi-annually.
 Monthly principal and interest payments of $12,244
 with all unpaid  principal  and  interest due at
 maturity.  Collateralized  by $1,126,050 substantially
 all assets of the Company.                                      $1,126,050

Note payable to bank due June 20, 2002, interest at bank
 prime plus 1.25% (9% at March 31, 1999).  Monthly
 principal  and interest  payments of $6,346 with all
 unpaid  principal  and  interest  due at  maturity.
 Collateralized  by 211,208 substantially all assets
 of the Company.                                                    211,208

Capital Leases

Capital lease for  equipment.  Monthly  minimum lease
 payments of $3,159, due April 1, 2002.                             102,633

Capital leases for equipment.  Combined  monthly minimum lease payments  of  approximately  $5,000,  maturing  over  various
 dates from June 2001 through April 2002.                           144,830
                                                                -----------

                                                                 $1,584,721
                                                                ===========


The cost of equipment under capital lease at March 31, 1999 was $307,612 with accumulated depreciation of $24,180.

Future maturities of long-term debt at March 31, 1999 are:

                                       Notes        Capital
      Year Ending March 31,           Payable        Leases        Total
      ----------------------        ----------     ---------    ----------


             2000                    $  105,928    $  100,339   $  206,267
             2001                       116,341       100,339      216,680
             2002                       127,778        81,270      209,048
             2003                        80,564        15,286       95,850
             2004                        68,289            -        68,289
             Thereafter                 838,358            -       838,358
                                     ----------    ----------   ----------
                                      1,337,258       297,234    1,634,492
             Less amount
             representing interest           -        (49,771)     (49,771)
                                     ----------    ----------   ----------
             Total principal          1,337,258       247,463    1,584,721
             Less current portion      (105,928)      (61,457)    (167,385)
                                     ----------    ----------   ----------

                                     $1,231,330    $  186,006   $1,417,336
                                     ==========    ==========   ==========


Note 4 - Line-of-Credit

The Company entered into an agreement with a bank for a line-of-credit of $500,000 due November 3, 1999. The interest rate is calculated at prime plus 0.5% which was 8.25% at March 31, 1999. Interest is payable monthly and the line is collateralized by substantially all of the assets of the Company. There was no outstanding balance at March 31, 1999.


Note 5 - Income Taxes

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

                                                    March 31,
                                                      1999
                                                    ---------


Current deferred tax asset                          $ 18,169
Current deferred tax liability                            -
                                                    --------

Net current deferred tax asset                      $ 18,169
                                                    ========

Long-term deferred tax asset                        $     -
Long-term deferred tax liability                      61,219
                                                    --------

Net long-term deferred tax liability                $ 61,219
                                                    ========

The provision for income taxes is summarized as follows:

                                                     For the Years Ended
                                                          March 31,
                                                     ---------------------
                                                      1999          1998
                                                     ---------    --------


   Current                                          $ 72,778      $ 19,683

   Deferred                                            6,958        14,720
                                                    --------      --------

                                                    $ 79,736      $ 34,403
                                                    ========      ========

The following is a reconciliation of income taxes at the Federal Statutory rate with income taxes recorded by the Company.

                                                     For the Years Ended
                                                          March 31,
                                                     ---------------------
                                                      1999          1998
                                                     ---------    --------

Computed income taxes at statutory rate - net       $ 73,036      $ 31,503
of surtax
State income taxes, net of Federal income tax
 benefit and other                                     6,700         2,900
                                                    --------      --------

                                                    $ 79,736      $ 34,403
                                                    ========      ========


Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available tax credit carryforwards. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                                  March 31,
                                                                    1999
                                                                  --------


   Differences related to fixed assets                            $(56,624)
   Differences related to other assets                              (4,595)
   Allowance for doubtful accounts                                  10,899
   Alternative minimum tax and ITC credit carryforward               7,270
                                                                  --------

                                                                  $(43,050)
                                                                  ========

Note 6 - Commitments

The Company has various long-term leases for delivery trucks, vehicles equipment and property. The following is a schedule by year of approximate future minimum lease payments as of March 31, 1999.

      Year Ending March 31,

             2000                                                 $199,000
             2001                                                  144,000
             2002                                                  105,000
             2003                                                   95,000
             2004                                                   85,000
             Thereafter                                             93,000
                                                                  --------

                                                                  $721,000
                                                                  ========

Total rental expense for 1999 and 1998 was approximately $222,000 and $134,000, respectively.


Note 7 - Stockholders' Equity

Reverse Stock Split

On April 1, 1998, the Company filed with the state to amend its articles of incorporation to reflect a 12 to 1 reverse stock split that was previously approved by a vote of the shareholders. Accordingly, all weighted average share and per share information throughout the financial statements has been restated for periods prior to the reverse split.

Private Placement

On April 22, 1998, the Company completed a private placement of 300,000 shares of common stock at $2.75 per share. The Company received proceeds net of offering costs of approximately $690,000 from the private placement.

In connection with the private placement, the Company issued a warrant to purchase 30,000 and 250,000 shares of common stock at $3.30 and $11.00 per share, respectively. Both warrants are exercisable beginning on April 22, 1999 and expire on April 22, 2003.

Stock Option Plan

On May 19, 1998, the Company registered 875,000 shares of common stock of the Company pursuant to the 1997 stock option plan (the Plan). The Plan provides for the grant of stock options to employees, directors and consultants of the Company. From time to time, the board may grant options to advance the interest of the Company.

As of March 31, 1999, 493,000 options were outstanding, of which 111,000 are fully vested. 343,000 of the options were issued on May 26, 1998 and 150,000 were issued on December 7, 1998, with an option price of $2.75 per share, fair market value at the date of grant. Of the remaining 382,000 options, 68,700 vest in fiscal 2000, 71,900 in 2001, 75,100 in 2002, 79,300 in 2003, 45,000 in 2004,
13,000 in 2005, 14,000 in 2006 and 15,000 in 2007. Options will terminate not later than the expiration of ten years from the date of grant, subject to earlier termination due to termination of service. The weighted average exercise price and remaining contractual life of the options and warrants is $8.03 per share and 110 months, respectively.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plans.

Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and income per share would have been decreased to the pro forma amounts indicated below:

                                                    For the Nine
                                                    Months Ended
                                                    December 31
                                                        1998
                                                   --------------

Net income - as reported                               138,114
Net income - pro forma                                  16,470
Basic income per share - as reported                       .05
Basic loss per share - pro forma                           .01

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption: dividend yield of 0%; expected volatility of 1%; discount rate of 5.0% and expected lives of 10 years.


Note 8 - Profit Sharing Plan

The Company has adopted a 401(k) profit sharing plan for its employees. Employees become eligible to participate in the plan once they have completed one year of service and have reached 21 years of age. Contributions by the Company and employees vest immediately. The Company matches 100% of employees contributions up to 3% of the employees gross pay. During the years ended March 31, 1999 and 1998, the Company matched approximately $24,000 and $13,000, respectively. No profit sharing contributions were approved by the Board of Directors for the years ended March 31, 1999 and 1998.




Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception.

                               PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information with respect to directors, executive officers, and significant employees of the Company. Directors serve for one year terms. Each director is also a nominee for election to the Board of Directors.

                                                      Tenure as
          Name       Age       Position(s)        Officer or Director
     ------------  ------     --------------      -------------------

     Douglas A.       44      President and           1986 to present
      Larson*                  Director

     Kevin M. Sipple  43      Vice President,         1986 to present
                               Secretary and
                               Director

     Jeremy S.        44      Vice President and      1986 to present
      Martin                   Director

     Robert E.        53      Vice President          1998 to present
      Weidler

     Cathleen M.      30      Chief Financial         1998 to present
      Collins                  Officer

     George J.        67      Director                1998 to present
      Schmitt*

     Don P. Van       42      Director                1998 to present
      Winkle*


     * Audit Committee

Douglas A. Larson was a co-founder of Eldorado and has been President of Eldorado since 1991. Mr. Larson's responsibilities include corporate strategy and administration of all operating activities at Eldorado. Before his association with Eldorado, Mr. Larson worked as a stock broker with Richey-Frankel and Co. from 1981 to 1983 and with B.J. Leonard, Inc. from 1980 to 1981. Mr. Larson holds a Bachelor of Science Degree in Business Finance from the University of Colorado.

Kevin M. Sipple was a co-founder of Eldorado and has served as Vice President and Secretary of Eldorado since 1991. Mr. Sipple's responsibilities include management of the wholesale products division. In addition, he is also responsible for quality control, testing, source protection and is a licensed Water Plant operator and manages the utility productions. Before his association with Eldorado, Mr. Sipple worked for King Soopers, Inc. from 1972 to 1983, serving in a variety of positions including inventory ordering and control. Mr. Sipple attended the University of Colorado from 1973 to 1977.

Jeremy S. Martin was a co-founder of Eldorado and has served as Vice President since 1985. Mr. Martin's responsibilities include management of the 5 gallon sales and service business. In addition, he is also responsible for special event promotions and public relations. Before his association with Eldorado, Mr. Martin was an independent distributor for Sunasu International, a nutritional products manufacturer. Mr. Martin holds a Bachelor of Science Degree in Business from the University of Colorado.

Robert E. Weidler joined Eldorado in 1990 and has served as Production Manager from 1991 to 1998. Currently, Mr. Weidler is Vice President and his responsibilities include inventory management, daily operations for finished goods and conforming to safety standards, health department standards and other governmental requirements. Mr. Weidler holds a Bachelor of Science Degree in Sociology from Michigan State University. Cathleen M. Collins joined Eldorado in 1990 and has served as Assistant Treasurer from 1991 to 1998. Currently, Ms.
Collins is Chief Financial Officer and her responsibilities include the procurement of financing for growth of operations of Eldorado as well as overseeing the accounting functions for Eldorado including the annual audit and corporate reporting. Ms. Collins holds a Bachelor of Science Degree in Economics and a Masters of Business Administration from the University of Colorado.

George J. Schmitt has been a director of Eldorado since December 1998. From 1968 to 1996, Mr. Schmitt was CEO and President of Hinckley & Schmitt Bottled Water Group. Mr. Schmitt was a founding member of the American Bottled Water Association, now called the International Bottled Water Association, in 1959 and was inducted into the Industry Hall of Fame in 1991. Mr. Schmitt is a director of Eureka Bottled Water Co. and National Fuel Corporation. Mr. Schmitt holds a Bachelor of Arts degree from Dartmouth.

Don P. Van Winkle has been a director of Eldorado since December 1998. From 1996 to present, Mr. Van Winkle has served as President and CEO of Van Winkle's IGA, a family owned six store retail supermarket chain in New Mexico. From 1991 to 1996, he resided in Colorado where he provided contract chief financial officer and advisory services to a wide range of companies which included Eldorado. From 1980 to 1991, Mr. Van Winkle was a corporate banker with the two largest Colorado based bank holding companies, formerly United Banks and First National Bancorporation. Mr. Van Winkle is a director of The Great Divide Brewing Company in Denver, CO and Fresh Produce Sportswear, Inc. in Boulder, CO. He holds a Bachelor of Science Degree in Finance from New Mexico State University.

Family Relationships

There are no family relationships between any directors or executive officers of the Company.

Item 10.  Executive Compensation.

In the fiscal year ended March 31, 1999, no executive officer of the Company received compensation exceeding $100,000. The Company's President, Douglas A. Larson, received compensation of $77,759 plus other annual compensation of $13,107 for the fiscal year ended March 31, 1999. Other annual compensation includes $5,616 for annual health care premiums, $2,333 for a 3% match for all contributions to the 401(k) plan and $5,158 for a car allowance.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

The following table sets forth certain data with respect to the only persons known by the Company to be the beneficial owners of more than five percent (5%) of the outstanding shares of common stock of the Company as of March 31, 1999 and for all Officers and Directors as a group. The persons indicated are the sole beneficial owners of the stock and possess sole voting and investment power with respect to the shares indicated.

                                                 Number
 Name and Address of Beneficial Owners             of          Percent
                                                 Shares         Owned
----------------------------------------        ---------      -------
 Kevin M. Sipple                                 763,674        25.5%
  43 Fowler Lane
  Eldorado Springs, CO 80025

Douglas A. Larson                                772,873 (1)    25.8%
 12 Baldwin Circle
 Eldorado Springs, CO 80025

Jeremy S. Martin                                 771,060        25.7%
 2707 - 4th Street
 Boulder, CO 80302

George J. Schmitt                                      0         ---
 11 Castle Pines N.
 Castle Rock, CO 80104

Don P. Van Winkle                                      0         ---
 1600 Indian Wells
 Alamogordo, NM 88310

All Officers and Directors as a Group,         2,377,607        79.4%
 7 persons





(1) Mr. Larsons's shares include options to buy 7,000 shares held by Mr. Larson's spouse. The shares owned by all officers and directors as a group include options to buy 35,000 shares each held by Ms. Collins and Mr. Weidler.

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

The following Exhibits and financial statement schedules are filed as exhibits to this Report:

Exhibit
  No.        Description                    Location
-------    ---------------------------    ----------------

2.1        Agreement and Plan of          Incorporated by
           Reorganization dated April     referenced to Exhibit
           10, 1987, among Lexington      No. 2 to Form 8-K dated
           Funding,                       April 10, 1987
           Inc., Eldorado Artesian
           Springs, Inc., and the
           shareholders of Eldorado
           Artesian Springs, Inc.

2.2        Articles of Merger dated June  Incorporated by reference
           11, 1988, between Lexington    to Exhibit No. 10.2 to
           Funding, Inc., and Eldorado    Form 10-K dated March 31, 1988
           Artesian Springs, Inc.

3          Articles of Incorporation and  Incorporated by
           Bylaws                         reference to Exhibit No.
                                          3 to the Registration
                                          Statement (No. 33-6738-D)

3.1        Amended Articles of            Incorporated by
           Incorporation                  reference to Exhibit 3.1
                                          filed with Eldorado's
                                          Form 10-KSB for the
                                          fiscal year ended March
                                          31, 1998

10.1       1997 Stock Option Plan         Incorporated by
                                          reference to Exhibit
                                          10.1 to Registration
                                          Statement No. 333-68553

10.2       Promissory Note with First     Incorporated by
           National Bank of Boulder       reference to Exhibit No.
           County dated June 27, 1997     10.2 to Registration
                                          Statement No. 333-68553

10.3       Deed of Trust dated June 27,   Incorporated by
           1997                           reference to Exhibit No.
                                          10.3 to Registration
                                          Statement No. 333-68553

27.1       Financial Data Schedule

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

Dated:  June 21, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

    Name and Capacity                                     Date

/s/ Douglas A. Larson                                 June 21, 1999
    Douglas A. Larson, President
    and Director

/s/ Kevin M. Sipple                                   June 21, 1999
    Kevin M. Sipple, Vice-President,
    Secretary and Director


/s/ Jeremy S. Martin                                  June 21, 1999
    Jeremy S. Martin, Vice-President
    and Director

/s/ George J. Schmitt                                 June 21, 1999
    George J. Schmitt, Director


/s/ Don P. Van Winkle                                 June 21, 1999
    Don P. Van Winkle, Director


/s/ Cathleen Collins                                  June 21, 1999
    Cathleen Collins, Chief Financial Officer