Form 10QSB
period 1999-06-30
ELDORADO ARTESIAN SPRINGS INC
filed 1999-08-13
CIK 796124

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1999

Commission File Number: 33-6738-D

                         Eldorado Artesian Springs, Inc.
        (Exact name of registrant as specified in its charter as amended)

            Colorado                            84-0907853
(State or other jurisdiction of      (IRS Employer Identification No.)
         incorporation)                      Or organization)

PO Box  445,  Eldorado  Springs, Colorado          80025
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

Yes   X   No _____


Number shares of common stock outstanding at the latest practicable date, June 30, 1999 : 2,995,495.

                         ELDORADO ARTESIAN SPRINGS, INC.




                                      INDEX

                                                                        Page
Part I - Financial Information

Item 1 - Financial Statements

      Balance Sheets June 30, 1999 (Unaudited) and March 31, 1999       F - 1

      Unaudited Statements of Operations For the Three Months Ended
       June 30, 1999 and June 30, 1998............................      F - 2

      Unaudited Statements of Cash Flows For the Three Months Ended
       June 30, 1999 and June 30, 1998 ...........................      F - 3

      Notes to Unaudited Financial Statements ....................      F - 4

Item 2 - Management's Discussion and Analysis of Financial Condition
 and Results of Operations .......................................      F - 5

Part II - Other Information .....................................       F - 9

Signature Page ..................................................       F - 10

                         ELDORADO ARTESIAN SPRINGS, INC.

                                 Balance Sheets


                                                               June 30,       March 31,
                                                                 1999           1999
                                                              ----------     ----------
                                                              (Unaudited)
                                    Assets
Current assets
  Cash ..................................................     $  354,035     $  361,439
  Accounts receivable
    Trade, net ..........................................        627,963        615,969
    Other ...............................................         14,279         16,326
  Inventories ...........................................        184,085        205,264
  Prepaid expenses and other ............................         26,871         33,106
  Deferred income taxes .................................         18,169         18,169
                                                              ----------     ----------
         Total current assets ...........................      1,225,402      1,250,273
                                                              ----------     ----------

Property, plant & equipment - net .......................      1,744,036      1,773,327
                                                              ----------     ----------

Other assets
  Water rights - net ....................................        109,008        110,130
  Deferred offering costs ...............................        201,506        199,327
  Other, net ............................................         78,552         53,317
                                                              ----------     ----------
         Total other assets .............................        389,066        362,774
                                                              ----------     ----------

                                                              $3,358,504     $3,386,374
                                                              ==========     ==========

                     Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable ......................................     $  122,477     $  152,557
  Accrued expenses ......................................        144,114        134,005
  Deposits ..............................................         73,114         74,757
  Current maturities of long-term debt ..................        188,188        167,385
                                                              ----------     ----------
         Total current liabilities ......................        527,893        528,704

Long-term liabilities
  Long-term debt ........................................      1,357,511      1,417,336
  Deferred income taxes .................................         61,219         61,219
                                                              ----------     ----------
         Total long-term liabilities ....................      1,418,730      1,478,555
                                                              ----------     ----------
         Total liabilities ..............................      1,946,623      2,007,259
                                                              ----------     ----------

Stockholders' equity
   Common stock, par value $.001 per share;
    50,000,000 shares authorized; 2,995,495
    issued and outstanding ..............................          2,995          2,995

  Additional paid-in capital ............................        984,656        984,656
  Retained earnings .....................................        424,230        391,464
                                                              ----------     ----------
                                                               1,411,881      1,379,115
                                                              ----------     ----------

                                                              $3,358,504     $3,386,374
                                                              ==========     ==========


                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                            Statements of Operations


                                                      Three Months Ended
                                                            June 30,
                                                  ----------------------------
                                                      1999              1998
                                                  -----------      -----------
                                                           (Unaudited)

Revenue
  Water and related .........................     $ 1,223,622      $   878,463
  Pool ......................................          18,259           23,329
  Rentals ...................................          12,900           10,900
                                                  -----------      -----------
   Net revenue ..............................       1,254,781          912,692

Cost of goods sold ..........................         211,605          123,837
                                                  -----------      -----------

Gross profit ................................       1,043,176          788,855
                                                  -----------      -----------

Operating expenses
  Salaries and related ......................         449,365          347,276
  Administrative and general ................         196,138          163,186
  Selling and delivery ......................         243,233          156,164
  Depreciation and amortization .............          78,070           64,309
                                                  -----------      -----------
                                                      966,806          730,935
                                                  -----------      -----------

Operating income ............................          76,370           57,920
                                                  -----------      -----------

Other income (expense)
  Interest income ...........................           1,697            4,574
  Loss on sale of asset .....................            --               --
  Interest expense ..........................         (26,871)         (38,066)
                                                  -----------      -----------
                                                      (25,174)         (33,492)
                                                  -----------      -----------

Income before income taxes ..................          51,196           24,428

Provision for income taxes ..................          18,430            7,144
                                                  -----------      -----------

Net income ..................................     $    32,766      $    17,284
                                                  ===========      ===========

Basic earnings per common share .............     $      0.01      $      0.01
                                                  ===========      ===========

Weighted average number of shares outstanding       2,995,495        2,923,756
                                                  ===========      ===========



                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                            Statements of Cash Flows


                                                       Three Months Ended
                                                            June 30,
                                                     ------------------------
                                                        1999          1998
                                                     ---------      ---------
                                                            (Unaudited)

Cash flows from operating activities
  Net income ...................................     $  32,766      $  17,284
                                                     ---------      ---------
  Adjustments  to  reconcile  net  income to net
  cash provided by operating activities
   Depreciation and amortization ...............        78,070         64,309
   Changes in certain assets and liabilities
    Accounts receivable ........................        (9,947)       (21,037)
    Inventories ................................        21,179         13,973
    Prepaid expenses and other .................         6,235         40,000
    Accounts payable ...........................       (30,080)        40,278
    Accrued expenses ...........................        10,109         18,519
    Deposits ...................................        (1,643)        (2,176)
    Other ......................................       (17,400)          --
                                                     ---------      ---------
                                                        56,523        153,866
                                                     ---------      ---------
      Net cash provided by operating activities         89,289        171,150
                                                     ---------      ---------

Cash flows from investing activities
  Purchase of property and equipment ...........       (46,206)      (300,629)
  Purchases of other assets ....................        (9,286)          --
                                                     ---------      ---------
      Net cash flows used in investing
       activities ..............................       (55,492)      (300,629)
                                                     ---------      ---------

Cash flows from financing activities
  Proceeds from additions to long-term debt ....          --           41,050
  Payments on long-term debt ...................       (39,022)       (61,086)
  Payments on line-of-credit ...................          --          (40,000)
  Proceeds from sale of common stock ...........          --          825,000
  Costs related to issuance of common stock ....          --         (134,919)
  Restricted cash ..............................          --         (150,000)
  Deferred offering costs ......................        (2,179)          --
                                                     ---------      ---------
      Net cash flows (used in) provided
       by financing activites ..................       (41,201)       480,045
                                                     ---------      ---------

Net (decrease) increase in cash ................        (7,404)       350,566

Cash-- beginning of period .....................       361,439         70,166
                                                     ---------      ---------

Cash-- ending of period ........................     $ 354,035      $ 420,732
                                                     =========      =========

Supplemental disclosures of cash flow information:
  Cash paid for interest for the three months ended June 30, 1999 and 1998 was $26,781 and $38,066, respectively. Cash paid for income taxes for the three months ended June 30, 1999 and 1998 was $0 and $14,011, respectively.

                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                     Notes to Unaudited Financial Statements


Note 1 - Summary of Significant Accounting Policies

Interim Unaudited Financial Statements

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended June 30, 1999 and 1998 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended March 31, 1999.


Note 2 - Recently Issued Accounting Pronouncements

During April 1998, Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" was issued. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-5 is not expected to have an impact on the Company's financial position or results of operations as the Company currently has no such cost capitalized.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 requires all derivatives be recognized as either assets or liabilities in the statement of financial position and requires that those assets and liabilities be measured at fair value. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Early application of all provisions of this statement is permitted but only as of the beginning of any fiscal quarter beginning after issuance of the statement. FAS 133 is not expected to have an impact on the Company's financial position or results of operations as the Company has not been involved in derivative activities.


Note 3 - Stockholders' Equity

Stock Option Plan

On May 1, 1999, the Company granted 11,000 options to employees under the Company's 1997 Stock Option Plan to purchase common stock at $4.25 per share, fair market value at the date of the grant.

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

Overview

Eldorado Artesian Springs, Inc. is a Colorado based company that is primarily involved in the bottling and marketing of "natural" artesian spring water. The spring is located in the foothills of the Colorado Rocky Mountains and is surrounded by thousands of acres of state and city park land, assuring a well protected source. The artesian springs located on the Company's property, emanate from one of the most unique geologic sources in the world. The water is naturally purified as it rises up through many layers of sandstone under its own artesian pressure. Eldorado Artesian Spring water is bottled at the source in its natural state and is not chemically treated in any way. Currently, Eldorado's operations consist of its home/commercial delivery business (5 and 3 gallon bottles) and the PET (polyethylene terephtalate, a premium clear plastic container) consumer business.

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

                         ELDORADO ARTESIAN SPRINGS, INC.


Results of Operations

The Company's net revenues for the three months ended June 30, 1999 increased $342,089 or 37.5% compared to the same period in 1998. This increase resulted from increased sales volumes to the Company's existing customer base as well as from sales to new customers. Five and three gallon product sales generated the majority of the increase in overall revenues compared to the smaller size products. Revenues for the five and three gallon products increased 27.4% for the three month period ending June 30, 1999 versus the same period ending June 30, 1998. Sales of the one gallon products increased 42.4% and sales of the smaller (1.5 liter and less) PET packages increased by 134.9% for the three months ended June 30, 1999 compared to the same period ending June 30, 1998.

For the first three months of fiscal 1999, cost of goods sold was $211,605 compared to $123,837 for the same period of fiscal 1998. Gross profit increased 32.2% from $788,855 for the three months ended June 30, 1998 to $1,043,176 for the same period in 1999.

Operating expenses for the three months ended June 30, 1999 increased 32.3% to $966,806 from $730,935 for the same period of fiscal 1998. Salaries and related expenses increased 29.4% to $449,365 for the period ended June 30, 1999 versus $347,276 for the same period of fiscal 1998. Salaries and related expenses are 36% and 38% of sales for the three months ended June 30, 1999 and 1998, respectively.

General and administrative expenses increased to $196,138 or 15.6% of sales for the three months ended June 30, 1999 compared to $163,186 or 17.9% of sales for the same period ending June 30, 1998. Selling and delivery expenses increased to $243,233 for the three months ended June 30, 1999 versus $156,164 for the same period of fiscal 1998. As a percent of sales, this represents 19.4% and 17.1% for the three months ended June 30, 1999 and 1998, respectively.

Depreciation and amortization was $78,070 for the three months ended June 30, 1999 compared to $64,309 for the same period ended June 30, 1998. The company added additional bottling equipment and improvements to the plant that increased the amount of depreciation.

Interest income decreased from $4,574 for the three months ended June 30, 1998 to $1,697 for the same period ended June 30, 1999.

The Company's net income for the first three months of fiscal 1999 was $32,766 compared to $17,284 for the three months ended June 30, 1998. This represents an increase in net income of 89.6% for the three months ended June 30, 1999.

                         ELDORADO ARTESIAN SPRINGS, INC.


Liquidity and Capital Resources

The Company has filed a registration statement on Form SB-2 with the Securities and Exchange Commission for a secondary public offering of 700,000 shares of common stock. There is an extremely limited and very sporadic public market for Eldorado's common stock at the present time. The anticipated offering price of $6 to $7 has been determined by Eldorado and the underwriter based upon Eldorado's financial condition and prospects and certain other information rather than upon current market prices of the common stock. Eldorado intends to file for listing on the NASDAQ Small Cap Market at the completion of the proposed public offering. Eldorado intends to use the proceeds from the public offering to acquire additional water rights in order to provide for anticipated growth in water sales; for the lease or construction of a warehouse/distribution facility in Denver, Colorado; and for marketing of its products, including the pursuit of distribution agreements with distributors of bottled water. The Company has $201,506 in deferred offering costs related to the secondary public offering which have been recorded as an other asset. If the offering is successful, such costs will be charged against the gross proceeds received. If at any time it becomes probable that the offering will not be consummated or after an unreasonable postponement, such costs will be expensed.

Accounts receivable increased 1.9% for the first three months ended June 30, 1999 compared to the same period ending June 30, 1998. This represents 47 days sales in receivables for the three months ended June 30, 1999 versus 54 days sales in receivable for the same period of 1998. The Company has implemented new credit policies as well as increasing efforts to collect from customers in a more timely manner. Management believes the investment in receivables should be under 40 days sales outstanding, more in line with industry averages.

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

Currently, our bottling production facilities are not dependent on any computer systems. Therefore, any potential year 2000 problem that Eldorado faces will not affect our bottling lines. Any future purchases of equipment will be analyzed for year 2000 compliance.

                         ELDORADO ARTESIAN SPRINGS, INC.


In anticipation of potential year 2000 problems, the Company has begun to replace and upgrade its management information systems to be year 2000 compliant. The Company expects to complete this process by the quarter ending September 1999. Eldorado has consultants to coordinate successful system implementation, including testing of year 2000 related problems. Testing for year 2000 compliance will commence upon system implementation and will continue throughout 1999. Eldorado presently believes that with successful system conversions, the year 2000 issue will not pose significant operational problems for its systems. Although the Company's new software is designed to be year 2000 compliant, there can be no assurance that it contains all necessary data code changes. The reasonably likely worst case scenario would be that we are unable to complete our planned conversions of our management information systems in a timely fashion. In such case, year 2000 could have a material impact on our operations by requiring us to convert the data to a new system that is year 2000 compliant. The time requirements and cost to do this could be substantial.

The Company expects that assessment, remediation and contingency planning activities for its internal systems will be ongoing through 1999. The Company currently expects the total cost for these activities to be approximately $15,000. This total cost estimate does not include replacement of internal software and hardware in the normal course of business. The costs of the project and the date established for completion of year 2000 modifications are based on managements best estimates. These estimates were derived using numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to locate and correct all relevant computer codes. Eldorado does not currently have any information that would lead it to believe that year 2000 issues relating to its internal systems will have a material adverse impact on Eldorado's financial condition or overall trends in results of operations.

The Company intends to obtain information from its suppliers and major customers regarding their products' year 2000 compliance by September 1999. Third party year 2000 compliance is not within Eldorado's control and we have not yet received compliance information from all of our suppliers. There can be no assurance that the failure by a supplier to achieve year 2000 compliance would not adversely affect us. Based on the information we receive from third party suppliers, we can decide if it will be reliable to continue to do business with the third party. If we decide the relationship is unsatisfactory based on our supplier's inability to deal with the year 2000 issues, our contingency plan would be to have sufficient inventory on hand for a period of time to allow us to look elsewhere for another supplier. No assurances can be made that we will be able to find another supplier with similar terms and pricing.

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



ELDORADO ARTESIAN SPRINGS, INC.

By: /s/Douglas Larson
       Douglas A. Larson, President

By: /s/Kevin  M. Sipple
       Kevin M. Sipple, Secretary

By: /s/Cathleen Collins
       Cathleen Collins, Chief Financial Officer


August 13, 1999