Form 10QSB
period 1999-09-30
ELDORADO ARTESIAN SPRINGS INC
filed 1999-11-15
CIK 796124

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1999

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

Yes   X   No _____


     Number shares of common stock outstanding at the latest practicable date, September 30, 1999 : 2,995,495.

                         ELDORADO ARTESIAN SPRINGS, INC.




                                 INDEX

                                                                       Page
Part I - Financial Information
  Item 1 - Financial Statements

      Balance Sheets September 30, 1999 (Unaudited) and
       March 31, 1999                                                 F - 1

      Unaudited  Statements of Operations  For the Three and Six
       Months Ended September 30, 1999 and September 30, 1998         F - 2

      Unaudited Statements of Cash Flows For the Six Months Ended
       September 30, 1999 and September 30, 1998                      F - 3

      Notes to Unaudited Financial Statements                         F - 4

  Item 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations                               F - 5

Part II - Other Information                                           F - 10

Signature Page                                                        F - 11

                         ELDORADO ARTESIAN SPRINGS, INC.

                                 Balance Sheets

                                                             September 30,    March 31,
                                                                 1999           1999
                                                              ----------     ----------
                                                              (Unaudited)
                                    Assets
Current assets
  Cash ..................................................     $  346,128     $  361,439
  Accounts receivable
    Trade, net ..........................................        708,809        615,969
    Other ...............................................          9,852         16,326
  Inventories ...........................................        224,306        205,264
  Prepaid expenses and other ............................         44,271         33,106
  Deferred income taxes .................................         18,169         18,169
                                                              ----------     ----------
         Total current assets ...........................      1,351,535      1,250,273
                                                              ----------     ----------

Property, plant & equipment - net .......................      1,800,904      1,773,327
                                                              ----------     ----------

Other assets
  Water rights - net ....................................        107,886        110,130
  Deferred offering costs ...............................        265,539        199,327
  Other, net ............................................         60,830         53,317
                                                              ----------     ----------
         Total other assets .............................        434,255        362,774
                                                              ----------     ----------

                                                              $3,586,694     $3,386,374
                                                              ==========     ==========

                     Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable ......................................     $  189,301     $  152,557
  Accrued expenses ......................................        150,471        134,005
  Deposits ..............................................         96,686         74,757
  Current maturities of long-term debt ..................        311,500        167,385
                                                              ----------     ----------
         Total current liabilities ......................        747,958        528,704

Long-term liabilities
  Long-term debt ........................................      1,305,793      1,417,336
  Deferred income taxes .................................         61,219         61,219
                                                              ----------     ----------
         Total liabilities ..............................      2,114,970      2,007,259
                                                              ----------     ----------

Stockholders' equity
   Common stock, par value $.001 per share;
    50,000,000 shares authorized; 2,995,495
    issued and outstanding ..............................          2,995          2,995
  Additional paid-in capital ............................        984,656        984,656
  Retained earnings .....................................        484,073        391,464
                                                              ----------     ----------
                                                               1,471,724      1,379,115
                                                              ----------     ----------

                                                              $3,586,694     $3,386,374
                                                              ==========     ==========


                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                       Unaudited Statements of Operations

                                         For the Three Months
                                                 Ended                   For the Six Months Ended
                                              September 30,                     September 30,
                                      ----------------------------      ----------------------------
                                          1999             1998             1999            1998
                                      -----------      -----------      -----------      -----------

Revenue
  Water and related .............     $ 1,366,110      $ 1,034,959      $ 2,589,732      $ 1,913,422
  Pool ..........................          50,382           59,701           68,641           83,030
  Rentals .......................          11,900           12,450           24,800           23,350
                                      -----------      -----------      -----------      -----------
   Net revenue ..................       1,428,392        1,107,110        2,683,173        2,019,802

Cost of goods sold ..............         227,862          161,207          439,467          285,044
                                      -----------      -----------      -----------      -----------

Gross profit ....................       1,200,530          945,903        2,243,706        1,734,758
                                      -----------      -----------      -----------      -----------

Operating expenses
  Salaries and related ..........         570,105          440,966        1,019,470          788,242
  Administrative and
   general ......................          91,928           81,181          195,096          164,682
  Selling and delivery ..........         171,908          120,879          330,275          277,043
  Advertising and promotions ....         165,908          111,339          343,772          186,024
  Depreciation and amortization .          78,541           96,068          156,611          160,377
                                      -----------      -----------      -----------      -----------
                                        1,078,390          850,433        2,045,224        1,576,368
                                      -----------      -----------      -----------      -----------

Operating income ................         122,140           95,470          198,482          158,390
                                      -----------      -----------      -----------      -----------

Other income (expense)
  Interest income ...............           1,663            5,419            3,360            9,994
  Interest expense ..............         (32,496)         (35,929)         (59,367)         (73,995)
                                      -----------      -----------      -----------      -----------
                                          (30,833)         (30,510)         (56,007)         (64,001)
                                      -----------      -----------      -----------      -----------

Income before income
 taxes ..........................          91,307           64,960          142,475           94,389

Provision for income
 taxes ..........................          31,436           20,702           49,866           32,846
                                      -----------      -----------      -----------      -----------

Net income ......................     $    59,871      $    44,258      $    92,609      $    61,543
                                      ===========      ===========      ===========      ===========

Basic earnings per common share .     $      0.02      $      0.02      $      0.03      $      0.02
                                      ===========      ===========      ===========      ===========

Weighted average number of shares
 outstanding ....................       2,995,495        2,926,264        2,995,495        2,961,069
                                      ===========      ===========      ===========      ===========


                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                       Unaudited Statements of Cash Flows


                                                        Six Months Ended
                                                           September 30,
                                                     ------------------------
                                                        1999          1998
                                                     ---------      ---------

Cash flows from operating activities
  Net income ...................................     $  92,609      $  61,543
                                                     ---------      ---------
  Adjustments  to  reconcile  net  income to net
  cash provided by operating activities
   Depreciation and amortization ...............       156,611        160,377
      Deferred income taxes ....................          --            6,286
   Changes in certain assets and liabilities
    Accounts receivable ........................       (86,366)       (94,004)
    Inventories ................................       (19,042)        (6,291)
    Prepaid expenses and other .................       (11,165)        32,233
    Accounts payable ...........................        36,744         (4,862)
    Accrued expenses ...........................        16,466        (11,370)
    Deposits ...................................        21,929         (3,771)
                                                     ---------      ---------
                                                       115,177         78,598
                                                     ---------      ---------
      Net cash provided by operating activities        207,786        140,141
                                                     ---------      ---------

Cash flows from investing activities
  Purchase of property and equipment ...........      (112,309)      (330,041)
  Purchases of other assets ....................       (10,414)          --
                                                     ---------      ---------
      Net cash flows used in investing
       activities ..............................      (122,723)      (330,041)
                                                     ---------      ---------

Cash flows from financing activities
  Proceeds from additions to long-term debt ....          --             --
  Payments on long-term debt ...................       (34,162)       (57,237)
  Payments on line-of-credit ...................          --          (40,000)
  Proceeds from sale of common stock ...........          --          825,000
  Costs related to issuance of common stock ....          --         (134,919)
  Restricted cash ..............................          --         (125,000)
  Deferred offering costs ......................       (66,212)       (25,499)
                                                     ---------      ---------
      Net cash flows (used in) provided by
       financing activities ....................      (100,374)       442,345
                                                     ---------      ---------

Net (decrease) increase in cash ................       (15,311)       252,445

Cash-- beginning of period .....................       361,439         70,166
                                                     ---------      ---------

Cash-- ending of period ........................     $ 346,128      $ 322,611
                                                     =========      =========

Supplemental disclosures of cash flow information:
  Cash paid for interest for the six months ended September 30, 1999 and 1998 was $59,367 and $73,995, respectively. Cash paid for income taxes for the six months ended September 30, 1999 and 1998 was $0 and $14,011, respectively.
Supplemental disclosures of noncash investing activity: During the six months ended September 30, 1999 and September 30, 1998, equipment was acquired through a capital lease for $66,734 and $41,050, respectively.

                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                     Notes to Unaudited Financial Statements


Note 1 - Summary of Significant Accounting Policies

Interim Unaudited Financial Statements

     The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the six months ended September 30, 1999 and 1998 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended March 31, 1999.


Note 2 - Stockholders' Equity

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

Overview

     Eldorado Artesian Springs, Inc. is a Colorado based company that is primarily involved in the bottling and marketing of "natural" artesian spring water. The spring is located in the foothills of the Colorado Rocky Mountains and is surrounded by thousands of acres of state and city park land, assuring a well protected source. The artesian springs located on the Company's property emanate from one of the most unique geologic sources in the world. The water is naturally purified as it rises up through many layers of sandstone under its own artesian pressure. Eldorado Artesian Spring water is bottled at the source in its natural state and is not chemically treated in any way. Currently, Eldorado's operations consist of its home/commercial delivery business of 5 and 3 gallon bottles. In addition, Eldorado also bottles and delivers smaller bottles in sizes of .5 liter, 1.0 liter and 1.5 liter. Bottles used for smaller packaging are made of polyethylene terephtalate, a premium clear plastic. These bottles are commonly referred to in the beverage industry as PET bottles.

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

                         ELDORADO ARTESIAN SPRINGS, INC.


Results of Operations

     Net revenues for the six months ended September 30, 1999 increased $663,371 or 32.8% compared to the same period ended September 30, 1998. Net revenues for the three months ended September 30, 1999 increased $321,282 or 29.0% compared to the same period ended September 30, 1998. Sales to new customers for the first six months of fiscal 1999 accounted for approximately 41.7% of the increase in revenues. The remainder of the increase in sales is due to the increase in sales to Eldorado's existing customer base. Five and three gallons product sales increased 28.7% for the six months ended September 30, 1999 and 28.3% for the three months ended September 30, 1999 compared to the same periods of fiscal 1998. Sales of the one gallon products increased 40.0% for the six months ended September 30, 1999 and 38.1% for the three months ended September 30, 1999 compared to the same periods of fiscal 1998. Sales of the PET products (1.5 liters and smaller) increased 84.8% for the six months ended September 30, 1999 and 55.6% for the three months ended September 30, 1999 compared to the same periods of fiscal 1998. Five and three gallon product sales generated the majority of the increase in revenues and account for 57.6% of net revenues.

     For the six months ended September 30, 1999 cost of goods sold was $439,467 compared to $285,044 for the six months ended September 30, 1998. Cost of goods sold for the three months ended September 30, 1999 was $227,862 compared to $161,207 for the three months ended September 30, 1998. Gross profit increased 29.3% from $1,734,758 for the six months ended September 30, 1998 to $2,243,706 for the same period ended September 30, 1999. Gross profit increased 26.9% from $945,903 for the three months ended September 30, 1998 to $1,200,530 for the three months ended September 30, 1999. The increase in gross profit for the three and six months ended September 30, 1999 is the result of increased sales of the five and three gallon products utilizing more efficient bottling equipment and better pricing on goods. In addition, sales of the PET products have increased over the three and six months ended September 30, 1999.

     Operating expenses for the six months ended September 30, 1999 increased 28.5% to $2,045,224 from $1,591,368 for the same period of fiscal 1998. Operating expenses for the three months ended September 30, 1999 increased 25.3% to $1,078,390 from $860,433 for the same period of fiscal 1998. Salaries and related expensed increased 29.3% for the six month ended September 30, 1999 and 29.3% for the three months ended September 30, 1999 compared to the same periods ended September 30, 1998. The increase in salaries and related expenses is consistent with the increase in revenues for the same period and the costs involved in obtaining and servicing new and existing customers.

     General and administrative expenses increased to $195,096 or 7.3% of sales for the six months ended September 30, 1999 compared to $164,682 or 8.2% of sales for the six months ended September 30, 1998. General and administrative expenses increased to $91,928 or 6.4% of sales for the three months ended September 30, 1999 compared to $81,181 or 7.3% of sales for the three months ended September 30, 1998. General and administrative expenses have remained relatively consistent as a percentage of sales. For the six months ended September 30, 1999 advertising and promotional expenses were $343,772 or 12.8% of sales compared to $186,024 or 9.2% of sales for the same period of fiscal 1998. For the three months ended September 30, 1999 and 1998, advertising and promotional expenses were $165,908 and $111,339, respectively, or 11.6% and 10.0% of sales. The increase was attributable to continued efforts to expand the Company's customer base and brand awareness.

     Selling and delivery expenses increased 19.2% to $330,275 or 12.3% of sales for the six months ended September 30, 1999 compared to $277,043 or 13.7% of sales for the same period ended September 30, 1998. Selling and delivery expenses increased 42.2% to $171,908 or 12.0% of sales for the three months ended September 30, 1999 compared to $120,879 or 10.9% of sales for the same period ended September 30, 1998. The increase in selling and delivery expenses is due to the additional expenses incurred for the increase in revenues of 32.8% for the six months ended September 30, 1999 and the three months ended September 30, 1999.

     Depreciation and amortization decreased 2.3% for the six months ended September 30, 1999 and decreased 18.2% for the three months ended September 30, 1999. Eldorado has fully depreciated certain assets that resulted in lower depreciation costs for the three and six months ended September 30, 1999.

     Interest income decreased from $9,994 for the six months ended September 30, 1998 to $3,360 for the same period ended September 30, 1999. Interest income decreased from $5,419 for the three months ended September 30, 1998 to $1,663 for the same period ended September 30, 1999. The company has been utilizing the proceeds from the private placement completed April 1998 that has resulted in less interest income.

     Eldorado's net income for the first six months of fiscal 1999 was $92,609 compared to $61,543 for the six months ended September 30, 1999. Net income for the three months ended September 30, 1999 was $59,871 compared to $44,258 for the three months ended September 30, 1998.

Liquidity and Capital Resources

     The Company has filed a registration statement on Form SB-2 with the Securities and Exchange Commission for a secondary public offering of 700,000 shares of common stock. There is a limited and very sporadic public market for Eldorado's common stock at the present time. The anticipated offering price of $5 to $7 has been determined by Eldorado and the underwriter based upon Eldorado's financial condition and prospects and certain other information rather than upon current market prices of the common stock. Eldorado intends to file for listing on the NASDAQ Small Cap Market at the completion of the proposed public offering. Eldorado intends to use the proceeds from the public offering to acquire additional water rights in order to provide for anticipated growth in water sales; for the lease or construction of a warehouse/distribution facility in Denver, Colorado; and for marketing of its products, including the pursuit of distribution agreements with distributors of bottled water. The Company has $265,539 in deferred offering costs related to the secondary public offering which have been recorded as an other asset. If the offering is successful, such costs will be charged against the gross proceeds received. If at any time it becomes probable that the offering will not be consummated or after an unreasonable postponement, such costs will be expensed.

     Accounts receivable increased 15.0% to $708,809 on September 30, 1999 from $615,969 on March 31, 1999. This represents 45 days sales in receivables for the month ended September 30, 1999 versus 49 days sales for the month ended September 30, 1998. Eldorado has continued to increase efforts to collect from customers in a more timely manner.

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

     In anticipation of potential year 2000 problems, the Company has begun to replace and upgrade its management information systems to be year 2000 compliant. Eldorado has consultants to coordinate successful system implementation, including testing of year 2000 related problems. Testing for year 2000 compliance will commence upon system implementation and will continue throughout 1999. Eldorado presently believes that with successful system conversions, the year 2000 issue will not pose significant operational problems for its systems. Although the Company's new software is designed to be year 2000 compliant, there can be no assurance that it contains all necessary data code changes. The worst case scenario would be that we are unable to complete our planned conversions of our management information systems in a timely fashion. In such case, year 2000 could have a material impact on our operations by requiring us to convert the data to a new system that is year 2000 compliant. The time requirements and cost to do this could be substantial.

     The Company expects that assessment, remediation and contingency planning activities for its internal systems will be ongoing through 1999. The Company currently expects the total cost for these activities to be approximately $15,000. This total cost estimate does not include replacement of internal software and hardware in the normal course of business. The costs of the project and the date established for completion of year 2000 modifications are based on management's best estimates. These estimates were derived using numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to locate and correct all relevant computer codes. Eldorado does not currently have any information that would lead it to believe that year 2000 issues relating to its internal systems will have a material adverse impact on Eldorado's financial condition or overall trends in results of operations.

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