Form 10QSB
period 1999-12-31
ELDORADO ARTESIAN SPRINGS INC
filed 2000-02-14
CIK 796124

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended December 31, 1999

Commission File Number: 33-6738-D

                         Eldorado Artesian Springs, Inc.
        (Exact name of registrant as specified in its charter as amended)

                Colorado                            84-0907853
   --------------------------------     ---------------------------------
   (State or other jurisdiction of      (IRS Employer Identification No.)
           incorporation)                       Or organization)

PO Box 445, Eldorado Springs, Colorado                80025
-----------------------------------     ---------------------------------
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

Yes   X   No _____


Number shares of common stock outstanding at the latest practicable date, December 31, 1999 : 2,995,495.

                         ELDORADO ARTESIAN SPRINGS, INC.




                                 INDEX

                                                                     PAGE NO.
Part I - Financial Information
   Item 1 - Financial Statements

      Balance Sheets December 31, 1999 (Unaudited) and
       March 31, 1999.............................................      F-1

      Unaudited  Statements of Operations For the Three and
       Nine Months Ended December 31, 1999 and December 31, 1998..      F-2

      Unaudited Statements of Cash Flows For the Nine Months Ended
       December 31, 1999 and December 31, 1998....................      F-3

      Notes to Unaudited Financial Statements.....................      F-4

Item 2 - Management's Discussion and Analysis of Financial Condition
    and Results of Operation......................................      F-5

Part II - Other Information.......................................      F-8

Signature Page....................................................      F-9

                         ELDORADO ARTESIAN SPRINGS, INC.

                                 Balance Sheets

                                                              December 31,    March 31,
                                                                 1999           1999
                                                              ----------     ----------
                                                              (Unaudited)
                                     Assets
Current assets
  Cash ..................................................     $  295,477     $  361,439
  Accounts receivable
    Trade, net ..........................................        864,844        615,969
    Other ...............................................          9,999         16,326
  Inventories ...........................................        199,082        205,264
  Prepaid expenses and other ............................         43,571         33,106
  Deferred income taxes .................................         18,169         18,169
                                                              ----------     ----------
         Total current assets ...........................      1,431,142      1,250,273
                                                              ----------     ----------

Property, plant & equipment - net .......................      1,714,919      1,773,327
                                                              ----------     ----------

Other assets
  Water rights - net ....................................        106,764        110,130
  Deferred offering costs ...............................        290,982        199,327
  Other, net ............................................         76,780         53,317
                                                              ----------     ----------
         Total other assets .............................        474,526        362,774
                                                              ----------     ----------

                                                              $3,620,587     $3,386,374
                                                              ==========     ==========

                     Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable ......................................     $  171,577     $  152,557
  Accrued expenses ......................................        169,216        134,005
  Deposits ..............................................        103,751         74,757
  Current maturities of long-term debt ..................        259,616        167,385
                                                              ----------     ----------
         Total current liabilities ......................        704,160        528,704

Long-term liabilities
  Long-term debt ........................................      1,241,976      1,417,336
  Deferred income taxes .................................         61,219         61,219
                                                              ----------     ----------
         Total liabilities ..............................      2,007,355      2,007,259
                                                              ----------     ----------

Stockholders' equity
   Common stock, par value $.001 per share;
    50,000,000 shares authorized; 2,995,495
    issued and outstanding ..............................          2,995          2,995
  Additional paid-in capital ............................        984,656        984,656
  Retained earnings .....................................        625,581        391,464
                                                              ----------     ----------
                                                               1,613,232      1,379,115
                                                              ----------     ----------

                                                              $3,620,587     $3,386,374
                                                              ==========     ==========

                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                       Unaudited Statements of Operations


                                     For the Three Months Ended           For the Nine Months
                                            December 31,                      December 31,
                                    ----------------------------      ----------------------------
                                       1999             1998             1999              1998
                                    -----------      -----------      -----------      -----------
Revenue
  Water and related ...........     $ 1,401,776      $   948,520      $ 3,991,508      $ 2,861,942
  Pool ........................               0                0           68,641           83,030
  Rentals .....................          21,500           12,900           46,300           36,250
                                    -----------      -----------      -----------      -----------
   Net revenue ................       1,423,276          961,420        4,106,449        2,981,222

Cost of goods sold ............         268,324           96,540          707,791          381,584
                                    -----------      -----------      -----------      -----------

Gross profit ..................       1,154,952          864,880        3,398,658        2,599,638
                                    -----------      -----------      -----------      -----------

Operating expenses
  Salaries and related ........         501,396          374,207        1,520,866        1,162,449
  Administrative and
  general .....................         144,835          140,194          339,931          319,876
  Selling and delivery ........         120,320           96,776          450,595          373,819
  Advertising and promotions ..          96,450           75,070          440,222          261,094
  Depreciation and amortization          84,106           85,994          240,717          246,371
                                    -----------      -----------      -----------      -----------
                                        947,107          772,241        2,992,331        2,363,609
                                    -----------      -----------      -----------      -----------

Operating income ..............         207,845           92,639          406,327          236,029
                                    -----------      -----------      -----------      -----------

Other income (expense)
  Interest income .............           2,395            4,084            5,755           14,078
  Interest expense ............         (18,264)         (33,340)         (77,631)        (107,335)
                                    -----------      -----------      -----------      -----------
                                        (15,869)         (29,256)         (71,876)         (93,257)
                                    -----------      -----------      -----------      -----------

Income before income taxes ....         191,976           63,383          334,451          142,772

Provision for income taxes ....          50,469           13,564          100,334           31,410
                                    -----------      -----------      -----------      -----------

Net income ....................     $   141,507      $    49,819      $   234,117      $   111,362
                                    ===========      ===========      ===========      ===========

Basic earnings per
common share ..................     $      0.05      $      0.02      $      0.08      $      0.04
                                    ===========      ===========      ===========      ===========

Weighted average number
 of shares outstanding ........       2,995,495        2,995,495        2,995,495        2,972,586
                                    ===========      ===========      ===========      ===========


                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                       Unaudited Statements of Cash Flows


                                                       Nine Months Ended
                                                           December 31,
                                                     ------------------------
                                                        1999          1998
                                                     ---------      ---------
Cash flows from operating activities
  Net income ...................................     $ 234,117      $ 111,362
                                                     ---------      ---------
  Adjustments  to  reconcile  net  income to net
  cash provided by operating activities
   Depreciation and amortization ...............       240,717        246,371
      Deferred income taxes ....................          --           14,070
   Changes in certain assets and liabilities
    Accounts receivable ........................      (242,548)       (76,036)
    Inventories ................................         6,182       (124,003)
    Prepaid expenses and other .................       (10,465)        19,130
    Accounts payable ...........................        19,020        (36,876)
    Accrued expenses ...........................        35,211        (33,702)
    Deposits ...................................        28,994         (5,042)
                                                     ---------      ---------
                                                        77,111          3,912
                                                     ---------      ---------
      Net cash provided by operating activities        311,228        115,274
                                                     ---------      ---------

Cash flows from investing activities
  Purchase of property and equipment ...........      (123,293)      (365,091)
  Purchases of other assets ....................       (10,414)          --
                                                     ---------      ---------
      Net cash flows used in investing
       activities ..............................      (133,707)      (365,091)
                                                     ---------      ---------
Cash flows from financing activities
  Payments on long-term debt ...................      (151,828)       (95,076)
  Payments on line-of-credit ...................          --          (40,000)
  Proceeds from sale of common stock ...........          --          825,000
  Costs related to issuance of common stock ....          --         (134,919)
  Restricted cash ..............................          --         (125,000)
  Deferred offering costs ......................       (91,655)       (41,493)
                                                     ---------      ---------
      Net cash flows (used in) provided by
       financing activities ....................      (243,483)       388,512
                                                     ---------      ---------

Net (decrease) increase in cash ................       (65,962)       138,695

Cash-- beginning of period .....................       361,439         70,166
                                                     ---------      ---------

Cash-- ending of period ........................     $ 295,477      $ 208,861
                                                     =========      =========

Supplemental disclosures of cash flow information:
     Cash paid for interest for the nine months ended December 31, 1999 and 1998 was $77,631 and $107,335, respectively. Cash paid for income taxes for the nine months ended December 31, 1999 and 1998 was $4,980 and $17,339, respectively.

Supplemental  disclosures of noncash investing activity:
     During the nine months ended December 31, 1999 and December 31, 1998, equipment was acquired through a capital lease for $68,699 and $114,822, respectively.


                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                     Notes to Unaudited Financial Statements


Note 1 - Summary of Significant Accounting Policies

Interim Unaudited Financial Statements

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the nine months ended December 31, 1999 and 1998 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended March 31, 1999.


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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties that might adversely affect the Company's operating results in the future in a material way. Such risks and uncertainties include but are not limited to the following: availability of debt and equity financing, interest rate fluctuations, effects of regional economic and market conditions, ability to obtain additional water rights, labor and marketing costs, operating costs, packaging costs, intensity of competition and legal claims.

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

Beverage industry analysts announced that bottled water is the fastest growing major category in the entire beverage industry. The bottled water industry as whole is a $4.8 billion business and is currently growing at a rate of 11% per year. In 1999, the total U.S. bottled water market will pass the 4 billion gallon mark for the first time. The non-sparkling PET segment of the bottled water industry is currently the fastest growing segment of the bottled water market. Over the last seven years, the PET segment has grown at a 27% compounded annual growth rate. In 1999, this segment should achieve a high of 1.2 billion gallons and continue with strong growth of approximately 30%. With growing concern over the quality of municipal tap waters, the growth of the bottled water market is expected to continue to grow in all areas.

Results of Operations

Net revenues for the nine months ended December 31, 1999 increased $1,125,227 or 37.7% compared to the same period ended December 31, 1998. Net revenues for the three months ended December 31, 1999 increased $461,856 or 48.0% compared to the same period ended December 31, 1998. Five and three gallons product sales increased 32.0% for the nine months ended December 31, 1999 and 33.4% for the three months ended December 31, 1999 compared to the same periods of fiscal 1998. Sales of the one gallon products increased 58.7% for the nine months ended December 31, 1999 and 73.3% for the three months ended December 31, 1999 compared to the same periods of fiscal 1998. Sales of the PET products (1.5 liters and smaller) increased 85.2% for the nine months ended December 31, 1999 and 108.9% for the three months ended December 31, 1999 compared to the same periods of fiscal 1998. Five and three gallon product sales generated the majority of the increase in revenues and account for 74.8% of net revenues.

For the nine months ended December 31, 1999 cost of goods sold was $707,791 compared to $381,584 for the nine months ended December 31, 1998. Cost of goods sold for the three months ended December 31, 1999 was $268,324 compared to $96,540 for the three months ended December 31, 1998. Gross profit increased 30.7% from $2,599,638 for the nine months ended December 31, 1998 to $3,398,658 for the same period ended December 31, 1999. Gross profit increased 33.5% from $864,880 for the three months ended December 31, 1998 to $1,154,952 for the three months ended December 31, 1999. The increase in gross profit for the three and nine months ended December 31, 1999 is the result of increased sales of the five and three gallon products utilizing more efficient bottling equipment and better pricing on goods. In addition, sales of the PET products have increased over the three and nine months ended December 31, 1999.

Operating expenses for the nine months ended December 31, 1999 increased 26.6% to $2,992,331 from $2,363,609 for the same period of fiscal 1998. Operating expenses for the three months ended December 31, 1999 increased 22.6% to $947,105 from $772,241 for the same period of fiscal 1998. Salaries and related expensed increased 30.8% for the nine months ended December 31, 1999 and 34.0% for the three months ended December 31, 1999 compared to the same periods ended December 31, 1998. The increase in salaries and related expenses is consistent with the increase in revenues for the same period and the costs involved in obtaining and servicing new and existing customers.

General and administrative expenses were $339,931 or 8.3% of sales for the nine months ended December 31, 1999 compared to $319,876 or 10.7% of sales for the nine months ended December 31, 1998. General and administrative expenses were $144,835 or 10.2% of sales for the three months ended December 31, 1999 compared to $140,194 or 14.6% of sales for the three months ended December 31, 1998. For the nine months ended December 31, 1999 advertising and promotional expenses were $440,222 or 10.7% of sales compared to $261,094 or 8.8% of sales for the same period of fiscal 1998. For the three months ended December 31, 1999 and 1998, advertising and promotional expenses were $96,450 and $75,070, respectively, or 6.8% and 7.8% of sales. The increase was attributable to continued efforts to expand the Company's customer base and brand awareness.

Selling and delivery expenses increased 20.5% to $450,595 or 11.0% of sales for the nine months ended December 31, 1999 compared to $373,819 or 12.5% of sales for the same period ended December 31, 1998. Selling and delivery expenses increased 24.3% to $120,320 or 8.5% of sales for the three months ended December 31, 1999 compared to $96,776 or 10.1% of sales for the same period ended December 31, 1998. The increase in selling and delivery expenses is due to the additional expenses incurred for the increase in revenues of 37.7% and 48.0% for the nine months ended December 31, 1999 and the three months ended December 31, 1999, respectively.

Depreciation and amortization decreased 2.3% for the nine months ended December 31, 1999 and decreased 2.2% for the three months ended December 31, 1999. Eldorado has fully depreciated certain assets that resulted in lower depreciation costs for the three and nine months ended December 31, 1999.

Eldorado's net income for the first nine months of fiscal 1999 was $234,117 compared to $111,362 for the nine months ended December 31, 1999. Net income for the three months ended December 31, 1999 was $141,507 compared to $49,819 for the three months ended December 31, 1998.

Liquidity and Capital Resources

The Company has filed a registration statement on Form SB-2 ON OCTOBER 18, 1999 with the Securities and Exchange Commission for a secondary public offering of 700,000 shares of common stock. There is a limited and very sporadic public market for Eldorado's common stock at the present time. The anticipated offering price of $5 to $7 has been determined by Eldorado and the underwriter based upon Eldorado's financial condition and prospects and certain other information rather than upon current market prices of the common stock. Eldorado intends to file for listing on the NASDAQ Small Cap Market at the completion of the proposed public offering. Eldorado intends to use the proceeds from the public offering to acquire additional water rights in order to provide for anticipated growth in water sales; for the lease or construction of a warehouse/distribution facility in Denver, Colorado; and for marketing of its products, including the pursuit of distribution agreements with distributors of bottled water. The Company has $290,982 in deferred offering costs related to the secondary public offering which have been recorded as an other asset. At this time, the Company is unable to complete the offering and is awaiting completion. The Company anticipates that the offering should be completed within 90 days. If the offering is successful, such costs will be charged against the gross proceeds received. If at any time it becomes probable that the offering will not be consummated or after an unreasonable postponement, such costs will be expensed.

Accounts receivable increased 40.4% to $864,844 on December 31, 1999 from $615,969 on March 31, 1999. This represents 56 days sales in receivables for the month ended December 31, 1999 versus 52 days sales for the month ended December 31, 1998. Eldorado has continued to increase efforts to collect from customers in a more timely manner.

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