Form 10KSB
period 2000-03-31
ELDORADO ARTESIAN SPRINGS INC
filed 2000-06-29
CIK 796124

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    [FEE REQUIRED]
    For the fiscal year ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO


    Commission File No. 0-18235
                        -------

                         ELDORADO ARTESIAN SPRINGS, INC.
                         -------------------------------
             (Exact name of Registrant as specified in its charter)

                       Colorado                         84-0907853
           ----------------------------      -----------------------------
          (State or other jurisdiction of    (I.R.S. Identification Number)
           incorporation or organization)

     P.O. Box 445, Eldorado Springs, Colorado                  80025
     ----------------------------------------            -------------------
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:      (303) 499-1316
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge. In definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

State issuer's revenues for its most recent fiscal year.... $5,328,938
State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value will be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliated in Rule 12b-2 of the Exchange Act)

                                  Not available

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.001 par value                            2,995,495
     -----------------------------                 ----------------------------
                  Class                            Outstanding at June 15, 2000

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

         None.

                                     PART I

Item 1.  Description of Business.
------   -----------------------

General
-------

The primary business of Eldorado Artesian Springs, Inc. (the Company) is the bottling and sale of pure spring water which emanates from springs located on property owned by the Company. In addition to real property and the wells and springs thereon, and water rights, the Company owns a bottling plant (including building and bottling equipment), delivery trucks, associated containers and equipment, resort buildings, a mobile home park, and an outdoor swimming pool which are located on the property.

Products
--------

The Company's principal business is bottling and selling Artesian Spring Water. The Company also owns and operates a resort/spa on its property during the summer months and rents four single-family homes and mobile home spaces on the property. The Company's water bottling operations account for 97% of the Company's revenues.

Bottling
--------

The Company owns and operates its bottling facilities. Total production and warehousing space is approximately 12,000 square feet. There are three separate fill lines in the facility.

Water is produced at two springs and eleven wells on the Company's property. The well heads are in close proximity to the bottling operation. The source water is bacteria-free as it emanates from the earth, and nothing is added to or removed from the water during the bottling process. As a safeguard to any contamination, the water passes through a protective filter and an ultra-violet light. The product is packaged in high quality plastic bottles, and each one is sealed with a tamper evident cap. The products have ozone added to comply with FDA standards.

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

The five and three gallon sales and related cooler rentals represented approximately 74% of revenues and the smaller sizes accounted for 23% of revenues during the most recent fiscal year. Of the five and three gallon accounts, approximately 80% were home accounts and 20% were commercial establishments. At present the Company's products are available primarily in Colorado, with a few exceptions in regions of states bordering Colorado.

Marketing
---------

The Company focuses on three major areas in marketing its products; five and three gallon sales, small package products, and brand name recognition.

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

Competition
-----------

There is active competition in the bottled water market. The Company's competitors include more diversified corporations having substantially greater assets and larger sales organizations than the Company, as well as other small firms. The Company competes on the basis of customer service, product quality and price. Management believes that the products' superior taste, competitive pricing and attractive packaging are significant factors in maintaining the Company's competitive position.

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

Employees
---------

The Company employs 57 full-time employees and 14 seasonal employees during the summer resort months.

Item 2.  Description of Property.
------   -----------------------

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

Item 3.  Legal Proceedings.
------   -----------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------   --------------------------------------------------------

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

As of June 15, 2000, there were 195 holders of the Company's common stock.

No dividends have been declared or paid by the Company since inception and none are contemplated at any time in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------  ----------------------------------------------------------

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties that might adversely affect the Company's operating results in the future in a material way. Such risks and uncertainties include but are not limited to the following: interest rate fluctuations, effects of regional economic and market conditions, labor and marketing costs, operating costs, packaging costs, intensity of competition and legal claims.

Overview
--------

Eldorado Artesian Springs, Inc. is a Colorado based company that is primarily involved in the bottling and marketing of natural artesian spring water. The spring is located in the foothills of the Colorado Rocky Mountains and is surrounded by thousands of acres of state and city park land, assuring a well protected source. The artesian springs located on the Company's property, emanate from a unique geologic source. The water is naturally purified as it rises up through many layers of sandstone under its own artesian pressure. Eldorado Artesian Spring water is bottled at the source in its natural state and is not chemically treated in any way. Currently, Eldorado's operations consist of its home/commercial delivery business (5, 3 and 1gallon bottles) and the PET (polyethylene terephtalate, a premium clear plastic container) consumer business.

Beverage industry analysts reveal that bottled water is the fastest growing major category in the entire industry. The bottled water industry as whole is a $4.94 billion business and is currently growing at a rate of 14% per year. The PET segment of the bottled water industry accounted for nearly 90% of all bottled water in the U.S. in 1999. The PET segment of the industry grew at an estimated rate of more than 35% from 1998 to 1999. Analysts expect that the PET products will emerge as the largest segment in 2000. These packages are expected to reach 1.5 billion gallons in 2000, up from 1.3 billion in 1999.

Results of Operations
---------------------

Revenues for the year ended March 31, 2000 increased 32.0% from the previous year to $5,328,938. This increase resulted from increased sales to Eldorado's existing customer base as well as from sales to new customers. Sales of the five and three gallon bottles increased 22.7%, smaller package products (.5, 1.0 and 1.5 liter) increased 87.9% and one gallon products increased 55.0% from the previous year. The sales increase in each category is due to the increase in customer base as well as the increase in the market for bottled water.

The costs of goods sold increased 69.2% for the year ended March 31, 2000 compared to a year earlier. This increase in cost is primarily due to the overall increase in volume. Cost of goods sold represented 17.4% of sales for the year ended March 31, 2000 compared to 13.5% of sales for the year ended March 31, 1999. Due to the increased demand for water associated with Y2K, the company had to purchase raw goods at a higher cost in order to meet the higher demand. The company does not anticipate having to pay these prices on a regular basis in the future.

Operating expenses for the year ended March 31, 2000 increased 26.5%. This overall increase is consistent with the increase in revenues for the year. Advertising and promotion expenses increased approximately 63.1% for the year ended March 31, 2000. For the year ended March 31, 2000 advertising and promotion expenses were 10.9% of sales compared to 8.8% of sales for the year ended March 31, 1999.

Interest income for the year ended March 31, 2000 decreased to $8,197 from $16,242 for the previous year ended March 31, 1999. The company completed a private placement in April 1998 that generated much of the interest income for the year ended March 31, 1999. During the year ended March 31, 2000, the company utilized some of the funds and this resulted in a lower amount of interest income.

For the year ended March 31, 2000, income before taxes decreased 120.6% to a net loss of income before taxes of $44,981. During the year ended March 31, 2000, the company had to expense $352,653 of offering costs associated with the aborted secondary offering.

Liquidity and Capital Resource
------------------------------

Trade accounts receivable for the year ended March 31, 2000 were 10.4% higher than at year ended March 31, 1999. This resulted from the 32.0% increase in revenues for the year ended March 31, 2000. Days sales outstanding was approximately 46 days for March 31, 2000. Days sales outstanding was approximately 55 days for March 31, 1999. Management has implemented new credit policies to manage the accounts more effectively.

On May 19, 1998, the company registered 875,000 shares of common stock of the company pursuant to the 1997 stock option plan. The plan provides for the grant of stock options to employees, directors and consultants of the company. As of March 31, 2000, 505,500 options were outstanding, of which 187,200 are fully vested. All of the options were granted at an option price representing 100% of the fair market value on the date of the grant as determined by the Board of Directors.

Item 7.  Financial Statements.
------   --------------------

Please see pages F-1 through F-16.

                         ELDORADO ARTESIAN SPRINGS, INC.

                                Table of Contents

                                                                          Page

Independent Auditors' Report..............................................F - 2

Financial Statements

             Balance Sheet................................................F - 3

             Statements of Operations.....................................F - 4

             Statement of Stockholders' Equity............................F - 5

             Statements of Cash Flows.....................................F - 6

Notes to Financial Statements.............................................F - 7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Eldorado Artesian Springs, Inc.
Eldorado Springs, Colorado

We have audited the accompanying balance sheet of Eldorado Artesian Springs, Inc. as of March 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eldorado Artesian Springs, Inc. at March 31, 2000, and the results of its operations and its cash flows for the years ended March 31, 2000 and 1999 in conformity with generally accepted accounting principles.


                                          /s/Ehrhardt Keefe Steiner & Hottman PC
                                             Ehrhardt Keefe Steiner & Hottman PC

May 12, 2000
Denver, Colorado

                         ELDORADO ARTESIAN SPRINGS, INC.

                                  Balance Sheet

                                 March 31, 2000

                             Assets (Notes 3 and 4)

Current assets
    Cash .....................................................     $  360,644
    Accounts receivable (Note 2)
              Trade - net ....................................        680,122
              Other ..........................................         37,633
    Inventories ..............................................        198,781
    Prepaid expenses and other ...............................         43,604
    Deferred income taxes (Note 5) ...........................         18,165
                                                                   ----------
                      Total current assets ...................      1,338,949
                                                                   ----------

Property, plant and equipment - net (Note 2) .................      1,798,744

Other assets

    Water rights - net (Note 2) ..............................        105,642
    Other - net (Note 2) .....................................         50,863
                                                                   ----------
                      Total other assets .....................        156,505
                                                                   ----------

                                                                   $3,294,198
                                                                   ==========


                      Liabilities and Stockholders' Equity

Current liabilities

    Accounts payable .........................................     $  140,327
    Accrued expenses (Note 2) ................................        109,921
    Customer deposits ........................................        114,337
    Current maturities of long-term debt (Note 3) ............        244,489
                                                                   ----------
                      Total current liabilities ..............        609,074

Long-term liabilities

    Long-term debt (Note 3) ..................................      1,275,858
    Deferred income taxes (Note 5) ...........................         76,158
                                                                   ----------
                      Total liabilities ......................      1,961,090
                                                                   ----------

Commitments (Note 6)

Shareholders' equity (Note 7)
    Common stock, par value $.001 per share; 50,000,000 shares
    authorized; 2,995,495 issued and outstanding .............          2,995
    Additional paid-in capital ...............................        984,656
    Retained earnings ........................................        345,457
                                                                   ----------
                                                                    1,333,108
                                                                   ----------

                                                                   $3,294,198
                                                                   ==========

                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                            Statements of Operations

                                                          For the Years Ended
                                                                March 31,
                                                     ----------------------------
                                                         2000             1999
                                                     -----------      -----------
Revenue
    Water and related ..........................     $ 5,162,816      $ 3,901,836
    Rentals ....................................          59,200           48,944
    Pool .......................................         127,186           99,435
    Returns and allowances .....................         (20,264)         (13,393)
                                                     -----------      -----------

              Net revenue ......................       5,328,938        4,036,822


Cost of goods sold exclusive of depreciation and
    amortization ...............................         925,378          546,900
                                                     -----------      -----------

              Gross profit .....................       4,403,560        3,489,922
                                                     -----------      -----------

Operating expenses

    Salaries and related .......................       2,013,670        1,539,275
    Administrative and general .................         791,779          670,854
    Delivery ...................................         289,092          259,240
    Advertising and promotions .................         581,767          356,613
    Depreciation and amortization ..............         295,316          314,800
                                                     -----------      -----------
                                                       3,971,624        3,140,782
                                                     -----------      -----------

              Operating income .................         431,936          349,140
                                                     -----------      -----------

Other income (expense)
    Interest income ............................           8,197           16,242
    Loss on sale of asset ......................          (6,532)            --
    Interest expense ...........................        (125,929)        (147,532)
    Aborted stock offering costs (Note 7) ......        (352,653)            --
                                                     -----------      -----------
                                                        (476,917)        (131,290)
                                                     -----------      -----------
(Loss) income before income taxes ..............         (44,981)         217,850
                                                     -----------      -----------

Provision for income taxes (Note 5)
    Current ....................................         (13,917)          72,778
    Deferred ...................................          14,943            6,958
                                                     -----------      -----------
                                                           1,026           79,736
                                                     -----------      -----------

Net (loss) income ..............................     $   (46,007)     $   138,114
                                                     ===========      ===========

Basic (loss) earnings per common share .........           (0.02)            0.05
                                                     ===========      ===========

Weighted average number of shares outstanding ..       2,995,495        2,995,495
                                                     ===========      ===========

                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                        Statement of Stockholders' Equity

                  For the Years Ended March 31, 2000 and 1999



                                    Common Stock             Additional
                             ---------------------------       Paid-in         Retained
                                Shares          Amount         Capital         Earnings          Total
                             -----------     -----------     -----------     -----------      -----------
Balance - March 31, 1998       2,695,495     $     2,695     $   294,875     $   253,350      $   550,920

Sale of common stock ...         300,000             300         689,781            --            690,081

Net income for the year             --              --              --           138,114          138,114
                             -----------     -----------     -----------     -----------      -----------

Balance - March 31, 1999       2,995,495           2,995         984,656         391,464        1,379,115

Net loss for the year ..            --              --              --           (46,007)         (46,007)
                             -----------     -----------     -----------     -----------      -----------

Balance - March 31, 2000       2,995,495     $     2,995     $   984,656     $   345,457      $ 1,333,108
                             ===========     ===========     ===========     ===========      ===========


                       See notes to financial Statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                            Statements of Cash Flows



                                                                For the Years Ended
                                                                      March 31,
                                                              ------------------------
                                                                 2000           1999
                                                              ---------      ---------
Cash flows from operating activities
   Net (loss) income ....................................     $ (46,007)     $ 138,114
                                                              ---------      ---------
   Adjustments to reconcile net (loss) income to net
    cash provided by operating activities -
      Depreciation and amortization .....................       295,316        314,800
      Aborted stock offering costs ......................       352,653           --
      Loss on sale of asset .............................         6,532           --
      Deferred income taxes .............................        14,943          6,958
      Changes in certain assets and liabilities -
         Accounts receivable ............................       (85,460)      (128,469)
         Inventories ....................................         6,483        (82,563)
         Prepaid expenses and other .....................       (10,498)        15,207
         Accounts payable ...............................       (12,230)        22,810
         Accrued expenses ...............................       (24,084)        54,875
         Customer deposits ..............................        39,580         25,579
                                                              ---------      ---------
                                                                583,235        229,197
                                                              ---------      ---------
              Net cash provided by operating activities .       537,228        367,311
                                                              ---------      ---------

Cash flows from investing activities
   Proceeds from sale of equipment ......................         1,575           --
   Purchase of property, plant and equipment ............      (158,421)      (388,161)
   Purchase of other assets .............................        (3,348)        (4,221)
                                                              ---------      ---------
              Net cash flows used in investing activities      (160,194)      (392,382)
                                                              ---------      ---------

Cash flows from financing activities
   Net (payments) on line-of-credit .....................          --          (40,000)
   Payments on long-term debt ...........................      (224,503)      (134,410)
      Proceeds from sale of common stock ................          --          825,000
      Costs related to issuance of common stock .........          --         (134,919)
      Stock offering costs ..............................      (153,326)      (199,327)
                                                              ---------      ---------
                  Net cash flows (used in) provided by
                   financing activities .................      (377,829)       316,344
                                                              ---------      ---------

Net (decrease) increase in cash .........................          (795)       291,273

Cash - beginning of year ................................       361,439         70,166
                                                              ---------      ---------

Cash - end of year ......................................     $ 360,444      $ 361,439
                                                              =========      =========

Supplemental disclosures of cash flow information:
        Cash paid during the year for interest was $125,929 (2000) and $147,532
        (1999). Cash paid during the year for income taxes was $59,094 (2000) and $34,426 (1999).

Supplemental disclosure of noncash investing activity:
        During the years ended 2000 and 1999, equipment was acquired through capital leases for $160,129 and $164,306, respectively.

                       See notes to financial statements.

                        ELDORADO ARTESIAN SPRINGS, INC.

                         Notes to Financial Statements



Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------

Organization
------------

Eldorado Artesian Springs Inc. (the "Company") is a Colorado corporation, which primarily sells bottled artesian spring water and rents water dispensers. The Company also rents housing, and during the summer months, it operates a natural artesian spring pool. The Company grants credit to its customers, substantially all of whom are located in Colorado.

Inventories
-----------

Inventories consist primarily of water bottles and packaging and are stated at the lower of cost or market, on a first-in, first-out basis.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are stated at cost. Machinery, equipment, furniture and fixtures are depreciated using various methods over their estimated useful lives, which range from three to seven years. Buildings and improvements are depreciated using the straight-line method over their estimated useful lives, which range from fifteen to thirty-nine years.

Other Assets
------------

Other assets consisting of water rights, customer lists, loan fees and other costs are carried at cost and are being amortized on the straight-line basis over five to forty years.

Customer Deposits
-----------------

Customer deposits consist primarily of deposits on bottles.

Revenue and Expense
-------------------

Revenue is recognized on the sale of its products as customer shipments are made. Returns are recognized when the product is received. Rental revenue is recognized on a monthly basis upon commencement of the lease agreement.

Stock Based Compensation
------------------------

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

                        ELDORADO ARTESIAN SPRINGS, INC.

                         Notes to Financial Statements




Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Basic Earnings Per Share
------------------------

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 established new definitions for calculating and disclosing basic and diluted earnings per share. Basic earnings per share is based upon the weighted average number of shares outstanding as defined in SFAS 128. No diluted earnings per share is presented as there are no potential dilutive common shares.

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

Concentration of Credit Risk
----------------------------

The Company maintains cash in bank accounts, which, at times may exceed FDIC insurance limits. Financial instruments, which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company grants credit to customers located primarily in Colorado. The Company periodically performs credit analysis and monitors the financial condition of its clients in order to minimize credit risk.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable, deposits and accrued expenses approximated fair value because of the relatively short maturity of these instruments.

Due to rates currently available to the Company for debt, which are similar to terms on the remaining maturities, the fair value of existing debt approximates carrying value.

Advertising Costs
-----------------

Advertising costs are expensed as incurred.

                        ELDORADO ARTESIAN SPRINGS, INC.

                         Notes to Financial Statements



Note 2 - Selected Balance Sheet Information

                                               March 31,
                                                 2000
                                              -----------
Accounts receivable
     Trade ..............................     $   730,122
     Less allowance for doubtful accounts         (50,000)
                                              -----------

                                              $   680,122
                                              ===========


Property, plant and equipment
     Land ...............................     $   225,194
     Buildings and improvements .........       1,208,072
     Machinery and equipment ............       2,362,933
     Vehicles ...........................          11,971
     Office furniture and fixtures ......         181,530
                                              -----------
                                                3,989,700
     Less accumulated depreciation ......      (2,190,956)
                                              -----------

                                              $ 1,798,744
                                              ===========



Water rights ............................     $   179,500
Less accumulated amortization ...........         (73,858)
                                              -----------

                                              $   105,642
                                              ===========

Other assets
     Customer lists, loan fees and other      $    74,240
     Less accumulated amortization ......         (23,377)
                                              -----------

                                              $    50,863
                                              ===========

Accrued expenses
     Property taxes .....................     $    20,538
     Sales tax ..........................          15,492
     Payroll and payroll taxes ..........          73,891
                                              -----------

                                              $   109,921
                                              ===========

                        ELDORADO ARTESIAN SPRINGS, INC.

                         Notes to Financial Statements





Note 3 - Long-Term Debt

                                                              March 31,
 Notes Payable                                                  2000
 --------------                                              ---------

Note payable to bank due June 20, 2012, interest
 at bank prime (9% at March 31, 2000) adjusted
 bi-annually. Monthly principal and interest
 payments of $12,244 with all unpaid principal
 and interest due at maturity. Cross-collateralized
 by substantially all assets of the Company.                 $1,062,971

Note payable to bank due June 20, 2002, interest
 at bank prime plus 1.25% (9% at March 31, 2000).
 Monthly principal and interest payments of $6,346
 with all unpaid principal and interest due at
 maturity. Cross-collateralized by substantially all
 assets of the Company.                                         151,397


 Capital Leases
 --------------

Capital lease for equipment. Interest rate approximates
 11% with monthly minimum lease payments of $3,159, due
 April 1, 2002.                                                  85,940


Capital leases for equipment. Interest rates approximate
 11% with combined monthly minimum lease payments of
 approximately $9,700, maturing over various dates from
 June 2001 through November 2002.                               220,039
                                                             ----------

                                                             $1,520,347
                                                             ==========


The cost of equipment under capital lease at March 31, 2000 was $445,687 with accumulated depreciation of $125,079.

Future maturities of long-term debt at March 31, 2000 are:

                                             Notes            Capital
         Year Ending March 31,              Payable           Leases          Total
         ---------------------            -----------      -----------      -----------


                 2001 ................    $   116,340      $   154,132      $   270,472
                 2002 ................        127,778          136,409          264,187
                 2003 ................         78,973           55,695          134,668
                 2004 ................         68,289             --             68,289
                 Thereafter ..........        822,988             --            822,988
                                          -----------      -----------      -----------
                                            1,214,368          346,236        1,560,604
                 Less amount
                  representing
                  interest ...........            --           (40,257)         (40,257)
                                          -----------      -----------      -----------
                 Total principal .....      1,214,368          305,979        1,520,347
                 Less current
                  portion ............       (116,340)        (128,149)        (244,489)
                                          -----------      -----------      -----------

                                          $ 1,098,028      $   177,830      $ 1,275,858
                                          ===========      ===========      ===========

                        ELDORADO ARTESIAN SPRINGS, INC.

                         Notes to Financial Statements



Note 4 - Line-of-Credit
-----------------------

The Company entered into an agreement with a bank for a line-of-credit of $500,000 due June 2001. The interest rate is calculated at prime plus 0.5%, which was 9.5% at March 31, 1999. Interest is payable monthly and the line is cross-collateralized by substantially all of the assets of the Company. There was no outstanding balance at March 31, 2000.


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


                                        March 31,
                                           2000
                                         -------

Current deferred tax asset .........     $18,165
Current deferred tax liability .....        --
                                         -------

Net current deferred tax asset .....     $18,165
                                         =======

Long-term deferred tax asset .......     $76,158
Long-term deferred tax liability ...        --
                                         -------

Net long-term deferred tax liability     $76,158
                                         =======

The provision for income taxes is summarized as follows:

                       For the Years Ended
                            March 31,
                     ----------------------
                       2000          1999
                     --------      --------

        Current      $(13,917)     $ 72,778

        Deferred       14,943         6,958
                     --------      --------

                     $  1,026      $ 79,736
                     ========      ========

                        ELDORADO ARTESIAN SPRINGS, INC.

                         Notes to Financial Statements




Note 5 - Income Taxes (continued)
---------------------------------

The following is a reconciliation of income taxes at the Federal Statutory rate with income taxes recorded by the Company.

                                                    For the Years Ended
                                                           March 31,
                                                -----------------------------
                                                  2000                 1999
                                                --------             --------

Computed income taxes at statutory
 rate - net of surtax                           $ (6,900)            $ 73,036
State income taxes, net of Federal
 income tax benefit and other                      7,926                6,700
                                                --------             --------

                                                $  1,026             $ 79,736
                                                ========             ========

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities. Temporary differences and carryforwards, which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                     March 31,
                                                       2000
                                                    ---------

     Differences related to fixed assets            $ (68,050)
     Differences related to other assets               (8,108)
     Allowance for doubtful accounts                   18,165
                                                    ---------

                                                    $ (57,993)
                                                    =========

                        ELDORADO ARTESIAN SPRINGS, INC.

                         Notes to Financial Statements



Note 6 - Commitments
--------------------

The Company has various long-term leases for delivery trucks, vehicles equipment and property. The following is a schedule by year of approximate future minimum lease payments as of March 31, 2000.

         For the Year Ending March 31,


                      2001                    $ 192,474
                      2002                      153,658
                      2003                      143,700
                      2004                      133,932
                      2005                      130,764
                      Thereafter                 40,575
                                              ---------

                                              $ 795,103
                                              =========


Total rental expense for the fiscal years ended March 31, 2000 and 1999 was approximately $251,000 and $222,000, respectively.


Note 7 - Stockholders' Equity
-----------------------------

Stock Offering Costs
--------------------

During the fourth quarter of the fiscal year ended March 31, 2000, the Company aborted an attempt to complete a secondary public offering. Prior to the fourth quarter, expenses related to this offering were being capitalized as an asset and accounted for as deferred offering costs. Since the offering was never consumated, such costs were expensed and are shown as $352,653 of aborted stock offering costs on the statement of operations.

Private Placement
-----------------

On April 22, 1998, the Company completed a private placement of 300,000 shares of common stock at $2.75 per share. The Company received proceeds net of offering costs of approximately $690,000 from the private placement.

In connection with the private placement, the Company issued a warrant to purchase 30,000 and 250,000 shares of common stock at $3.30 and $11.00 per share, respectively. Both warrants are exercisable until expiration on April 22, 2003.

                        ELDORADO ARTESIAN SPRINGS, INC.

                         Notes to Financial Statements



Note 7 - Stockholders' Equity (continued)
----------------------------------------

Stock Option Plan
-----------------

On May 19, 1998, the Company registered 875,000 shares of common stock of the Company pursuant to the 1997 stock option plan (the Plan). The Plan provides for the grant of stock options to employees, directors and consultants of the Company. From time to time, the board may grant options to advance the interest of the Company.

As of March 31, 2000, 500,500 options were outstanding, of which 187,200 are fully vested. 341,000 of the options were issued on May 26, 1998 and 150,000 were issued on December 7, 1998, with an option price of $2.75 per share, fair market value at the date of grant. On May 1, 1999, 11,000 options were issued with an option price of $4.25 per share, fair market value at the date of grant, 9,500 of the 11,000 options remain outstanding at March 31, 2000. Of the 313,300 unvested options, which all have a per share option price of $2.75, vest in accordance with the following schedule:


 Fiscal Year End Options

      Fiscal Year
      End Options           Number of
          Vest               Options
         ------              -------

          2001                71,900
          2002                75,100
          2003                79,300
          2004                45,000
          2005                13,000
          2006                14,000
          2007                15,000
                            --------

                             313,300
                            ========


Options will terminate no later than the expiration of ten years from the date of grant, subject to earlier termination due to termination of service.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plans.

                        ELDORADO ARTESIAN SPRINGS, INC.

                         Notes to Financial Statements



Note 7 - Stockholders' Equity (continued)
-----------------------------------------

Stock Option Plan (continued)
-----------------------------

Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and income per share would have been decreased to the pro forma amounts indicated below:


                                                    For the Years Ended
                                                         March 31,
                                                 -------------------------
                                                    2000           1999
                                                 ----------     ----------

Net (loss) income - as reported ...........        (39,170)        138,114
Net (loss) income - pro forma .............       (131,019)         16,470
Basic (loss) income per share - as reported           (.01)            .05
Basic (loss) income per share - pro forma .           (.04)            .01

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption: dividend yield of 0%; expected volatility of 1%; discount rate of 5.0% and expected lives of 10 years.

Stock Options and Warrants
--------------------------

The weighted average exercise price and remaining contractual life of the options and warrants is 70 months. No options were exercised during the years ended March 31, 2000 and 1999. The following is a summary of options and warrants granted and forfeited:


                                                                                         Weighted
                                                                                          Average
                                                           Weighted                      Exercise
                                                            Average                       Price of
                                                           Exercise       Currently     Options and
                                           Options         Price of      Exercisable     Warrants-
                                              and        Options and     Options and     Currently
                                           Warrants        Warrants        Warrants     Exercisable
                                           --------      -----------     -----------    -----------
 Outstanding March 31, 1998                      -        $      -              -          $   -
   Granted                                  778,000       $    5.42
   Forfeited                                 (5,000)      $   (2.75)
                                           --------

 Outstanding March 31, 1999                 773,000       $    5.44          391,000       $ 8.07
   Granted                                   11,000       $    4.25
   Forfeited                                 (3,000)      $    3.39
                                           --------

 Outstanding March 31, 2000                 780,500       $    5.43          467,200       $ 7.78
                                           ========

                        ELDORADO ARTESIAN SPRINGS, INC.

                         Notes to Financial Statements


Note 8 - Profit Sharing Plan
----------------------------

The Company has adopted a 401(k) profit sharing plan for its employees. Employees become eligible to participate in the plan once they have completed one year of service and have reached 21 years of age. Contributions by the Company and employees vest immediately. The Company matches 100% of employees contributions up to 3% of the employees gross pay. During the years ended March 31, 2000 and 1999, the Company matched approximately $34,000 and $24,000, respectively. No profit sharing contributions were approved by the Board of Directors for the years ended March 31, 2000 and 1999.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------   -----------------------------------------------------------------------

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
------  ------------------------------------------------------------------------

The following table sets forth information with respect to directors, executive officers, and significant employees of the Company. Directors serve for one year terms. Each director is also a nominee for election to the Board of Directors.


                                                                                    Tenure as Officer
           Name                 Age                   Position(s)                      or Director
-------------------            -----    --------------------------------------    --------------------

Douglas A. Larson*              45      President and Director                       1986 to present
Kevin M. Sipple                 44      Vice President, Secretary and Director       1986 to present
Jeremy S. Martin                45      Vice President and Director                  1986 to present
Robert E. Weidler               54      Vice President                               1998 to present
Cathleen M. Collins             31      Chief Financial Officer                      1998 to present
George J. Schmitt*              68      Director                                     1998 to present
Don P. Van Winkle*              43      Director                                     1998 to present

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

Kevin M. Sipple was a co-founder of Eldorado and has served as Vice President and Secretary of Eldorado since 1991. Mr. Sipple's responsibilities include management of the current facilities and real estate as well as acquisition and/or construction of new facilities. In addition, he is also responsible for quality control, testing, source protection, utility productions and is a licensed Water Plant operator. Before his association with Eldorado, Mr. Sipple worked for King Soopers, Inc. from 1972 to 1983, serving in a variety of positions including inventory ordering and control. Mr. Sipple attended the University of Colorado from 1973 to 1977.

Jeremy S. Martin was a co-founder of Eldorado and has served as Vice President since 1985. Mr. Martin's responsibilities include management of the 5 and 3 gallon sales and service business as well as overseeing the sales and promotion of the wholesale PET products. In addition, he is also responsible for special event promotions and public relations. Before his association with Eldorado, Mr. Martin was an independent distributor for Sunasu International, a nutritional products manufacturer. Mr. Martin holds a Bachelor of Science Degree in Business from the University of Colorado.

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

Family Relationships
--------------------

There are no family relationships between any directors or executive officers of the Company.

Item 10.  Executive Compensation.
-------   -----------------------

In the fiscal year ended March 31, 2000, no executive officer of the Company received compensation exceeding $100,000. The Company's President, Douglas A. Larson, received compensation of $90,866 plus other annual compensation benefits of $14,325 for the fiscal year ended March 31, 2000. Other annual benefits includes $6,400 for annual health care premiums, $2,725 for a 3% match for all contributions to the 401(k) plan and $5,200 for a car allowance.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

The following table sets forth certain data with respect to the only persons known by the Company to be the beneficial owners of more than five percent (5%) of the outstanding shares of common stock of the Company as of March 31, 2000 and for all Officers and Directors as a group. The persons indicated are the sole beneficial owners of the stock and possess sole voting and investment power with respect to the shares indicated.


                                                                     Number of             Percent
          Name and Address of Beneficial Owners                      of Shares              Owned
----------------------------------------------------------         -------------       ---------------

Kevin M. Sipple...........................................               763,674              25.5%
43 Fowler Lane
Eldorado Springs, CO 80025

Douglas A. Larson.........................................           775,073 (1)              25.9%
12 Baldwin Circle
Eldorado Springs, CO 80025

Jeremy S. Martin..........................................               771,060              25.7%
2707 - 4th Street
Boulder, CO 80302

George J. Schmitt.........................................                25,000                  *
11 Castle Pines N.
Castle Rock, CO 80104

Don P. Van Winkle.........................................                12,500                  *
1600 Indian Wells
Alamogordo, NM 88310

All Officers and Directors as a Group, 7 persons..........             2,439,307              81.4%


(1) Mr. Larson's shares include options to buy 9,200 shares held by Mr. Larson's spouse. The shares owned by all officers and directors as a group include options to buy 46,000 shares each held by Ms. Collins and Mr. Weidler.

* Less than one percent.

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

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K.
-------   ---------------------------------

    (a)            Documents filed as a part of this Report.
                   ----------------------------------------

The following Exhibits and financial statement schedules are filed as exhibits to this Report:


Exhibit
   No.                 Description                                            Location
---------           --------------------------------------              -----------------------------


3                   Articles of Incorporation and Bylaws                Incorporated by reference to
                                                                        Exhibit No. 3 to the Registration
                                                                        Statement (No. 33-6738-D)

3.1                 Amended Articles of Incorporation                   Incorporated by reference to
                                                                        Exhibit 3.1 filed with Eldorado's
                                                                        Form 10-KSB for the fiscal year
                                                                        ended March 31, 1998

10.1                1997 Stock Option Plan                              Incorporated by reference to Exhibit
                                                                        10.1 to Registration Statement
                                                                        No. 333-68553

10.2                Promissory Note with First National Bank            Incorporated by reference to Exhibit No.
                    of Boulder County dated June 27, 1997               10.2 to Registration Statement No.
                                                                        333-68553

10.3                Deed of Trust dated June 27, 1997                   Incorporated by reference to Exhibit No.
                                                                        10.3 to Registration Statement No. 333-68553

23.                 Consent of Ehrhardt Keefe Steiner & Hottman PC

27.1                Financial Data Schedule


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


Dated:  June 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

    Name and Capacity                                        Date
----------------------------------------------         -----------------

 /S/ Douglas A. Larson                                   June 29, 2000
----------------------------------------------
Douglas A. Larson, President
and Director

/S/ Kevin M. Sipple                                      June 29, 2000
-----------------------------------------------
Kevin M. Sipple, Vice-President,
Secretary and Director


/S/ Jeremy S. Martin                                     June 29, 2000
------------------------------------------------
Jeremy S. Martin, Vice-President
and Director

/S/ George J. Schmitt                                    June 29, 2000
------------------------------------------------
George J. Schmitt, Director

/S/ Don P. Van Winkle                                    June 29, 2000
---------------------------------------------
Don P. Van Winkle, Director

/S/ Cathleen Collins                                     June 29, 2000
------------------------------------------------
Cathleen Collins, Chief Financial Officer