Form 10QSB
period 2000-06-30
ELDORADO ARTESIAN SPRINGS INC
filed 2000-08-08
CIK 796124

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2000

Commission File Number: 33-6738-D

                         Eldorado Artesian Springs, Inc.
        (Exact name of registrant as specified in its charter as amended)

                Colorado                         84-0907853
    (State or other jurisdiction      (IRS Employer Identification No.)
          of incorporation)                    Or organization)

  PO Box 445, Eldorado Springs, Colorado             80025
------------------------------------------        -----------
(Address of principal executive offices)           (Zip Code)

                                 (303) 499-1316
    -----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No _____
    -------


Number shares of common stock outstanding at the latest practicable date, June 30, 2000 : 2,995,495.

                         ELDORADO ARTESIAN SPRINGS, INC.

                                      INDEX

                                                                           Page

Part I - Financial Information

   Item 1 - Financial Statements

         Balance Sheets June 30, 2000 (Unaudited) and March 31, 2000..........1

         Unaudited Statements of Operations For the Three Months Ended

          June 30, 2000 and June 30, 1999.....................................2

         Unaudited Statements of Cash Flows For the Three Months Ended
          June 30, 2000 and June 30, 1999.....................................3

         Notes to Unaudited Financial Statements..............................4

Item 2 - Management's Discussion or Plan of Operation.........................5

Part II - Other Information ..................................................8

Signatures....................................................................9

                         ELDORADO ARTESIAN SPRINGS, INC.

                                 Balance Sheets

                                                  June 30,           March 31,
                                                    2000               2000
                                                -------------      -------------
                                                 (Unaudited)
                                      Assets

  Current assets

     Cash                                       $     277,883      $     360,644
     Accounts receivable
         Trade, net of allowance for
          doubtful accounts of $50,000                797,197            680,122
         Other                                         10,455             37,633
     Inventories                                      189,703            198,781
     Prepaid expenses and other                        48,342             43,604
     Deferred income taxes                             18,165             18,165
                                                -------------      -------------
                 Total current assets               1,341,745          1,338,949
                                                -------------      -------------

  Property, plant & equipment - net                 1,794,686          1,798,744
                                                -------------      -------------

  Other assets

     Water rights - net                               104,520            105,642
     Other, net                                        91,117             50,863
                                                -------------      -------------
                 Total other assets                   195,637            156,505
                                                -------------      -------------

                                                $   3,332,068      $   3,294,198
                                                =============      =============

                      Liabilities and Stockholders' Equity

  Current liabilities

     Accounts payable                           $     160,332      $     140,327
     Accrued expenses                                  95,976            109,921
     Customer deposits                                115,426            114,337
     Current maturities of long-term debt             255,633            244,489
                                                -------------      -------------
                 Total current liabilities            627,367            609,074

  Long-term liabilities

     Long-term debt                                 1,242,913          1,275,858
     Deferred income taxes                             76,158             76,158
                                                -------------      -------------
                 Total liabilities                  1,946,438          1,961,090
                                                -------------      -------------

  Stockholders' equity

     Common stock, par value $.001 per
      share; 50,000,000
     Additional paid-in capital                       984,656            984,656
     Retained earnings                                397,979            345,457
                                                -------------      -------------
                                                    1,385,630          1,333,108
                                                -------------      -------------

                                                $   3,332,068      $   3,294,198
                                                =============      =============


                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                       Unaudited Statements of Operations

                                                 For the Three Months Ended
                                                           June 30,
                                               --------------------------------
                                                   2000               1999
                                               -------------      -------------

Revenue

    Water and related                          $   1,417,980      $   1,223,622
    Pool                                              22,380             18,259
    Deposits                                          12,900             12,900
                                               -------------      -------------
         Net revenue                               1,453,260          1,254,781

Cost of goods sold exclusive of

Gross profit                                       1,196,461          1,043,176
                                               -------------      -------------

Operating expenses

    Salaries and related                             576,721            449,365
    Administrative and general                       225,320            196,138
    Delivery                                          73,017             65,369
    Advertising and promotion                        117,670            177,864
    Depreciation and amortization                     87,588             78,070
                                               -------------      -------------
                                                   1,080,316            966,806
                                               -------------      -------------

Operating income                                     116,145             76,370
                                               -------------      -------------

Other income (expense)
    Interest income                                    2,533              1,697
    Interest expense                                 (37,875)           (26,871)
                                               -------------      -------------
                                                     (35,342)           (25,174)
                                               -------------      -------------

Income before income taxes                            80,803             51,196

Provision for income taxes                            28,281             18,430
                                               -------------      -------------

Net income                                     $      52,522      $      32,766
                                               =============      =============

Basic earnings per common share                $         .02      $         .01
                                               =============      =============

Weighted average number of shares
outstanding                                        2,995,495          2,995,495
                                               =============      =============

                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                       Unaudited Statements of Cash Flows

                                                     Three Months Ended
                                                           June 30,
                                               --------------------------------
                                                   2000               1999
                                               -------------      -------------
Cash flows from operating activities
   Net income                                  $      52,522      $      32,766
                                               -------------      -------------
   Adjustments to reconcile net income
    to net cash provided by operating
    activities
     Depreciation and amortization                    87,588             78,070
     Changes in certain assets and
      liabilities
       Accounts receivable                           (89,897)            (9,947)
       Inventories                                     9,078             21,179
       Prepaid expenses and other                     (4,738)             6,235
       Accounts payable                               20,005            (30,080)
       Accrued expenses                              (13,945)            10,109
       Customer deposits                               1,089             (1,643)
       Other                                               -            (17,400)
                                               -------------      -------------
                                                       9,180             56,523
                                               -------------      -------------
         Net cash provided by operating
          activities                                  61,702             89,289
                                               -------------      -------------

Cash flows from investing activities
   Purchase of property and equipment                (44,807)           (46,206)
   Purchases of other assets                         (41,705)            (9,286)
                                               -------------      -------------
         Net cash flows used in investing
          activities                                 (86,512)           (55,492)
                                               -------------      -------------

Cash flows from financing activities
   Payments on long-term debt                        (57,951)           (39,022)
   Deferred offering costs                                 -             (2,179)
                                               -------------      -------------
         Net cash flows used in financing
          activities                                 (57,951)           (41,201)
                                               -------------      -------------

Net (decrease) in cash                               (82,761)            (7,404)

Cash-- beginning of period                           360,644            361,439
                                               -------------      -------------

Cash-- ending of period                        $     277,883      $     354,035
                                               =============      =============

Supplemental disclosures of cash flow
 information:

   Cash paid for interest for the three months ended June 30, 2000 and June 30, 1999 was $37,875 and $26,871, respectively. Cash paid for income taxes for the three months ended June 30, 2000 and 1999 was $9,960 and $0, respectively.

Supplemental disclosures of noncash investing activity:

   During the three months ended June 30, 2000 and 1999, equipment was acquired through a capital lease for $36,150 and $54,711, respectively.

                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                     Notes to Unaudited Financial Statements

Note 1 - Summary of Significant Accounting Policies

Interim Unaudited Financial Statements

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended June 30, 2000 and 1999 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended March 31, 2000.

Note 2 - Stockholders' Equity

Stock Option Plan

On May 1, 2000, the Company granted 61,000 options to employees under the Company's 1997 Stock Option Plan to purchase common stock at $3.875 per share, fair market value at the date of the grant.

                         ELDORADO ARTESIAN SPRINGS, INC.

Item 2:  MANAGEMENT'S DISCUSSION OR PLAN OF OPERATION

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

Beverage industry analysts announced that bottled water is the fastest growing major category in the entire beverage industry. The bottled water industry as whole is a $4.9 billion business and is currently growing at a rate of 14% per year. In 1999, the total U.S. bottled water market will pass the 4 billion gallon mark for the first time. The non-sparkling PET segment of the bottled water industry is currently the fastest growing segment of the bottled water market. Over the last seven years, the PET segment has grown at a 27% compounded annual growth rate. In 1999, this segment was expected to achieve a high of 1.2 billion gallons and continue with strong growth of approximately 30%. With growing concern over the quality of municipal tap waters, the growth of the bottled water market is expected to continue to grow in all areas.

                         ELDORADO ARTESIAN SPRINGS, INC.

Results of Operations

Net revenues for the three months ended June 30, 2000 increased $198,479 or 15.8% compared to the same period ended June 30, 1999. Five and three gallons product sales increased 12.1% for the three months ended June 30, 2000 compared to the same periods of fiscal 1999. Sales of the one-gallon products increased 13.7% for the three months ended June 30, 2000, compared to the same periods of fiscal 1999. Sales of the PET products (1.5 liters and smaller) generated the largest increase in revenues and increased 42.9% for the three months ended June 30, 2000 compared to the same periods of fiscal 1999. Five and three gallon product sales account for 55.7% of net revenues, PET products account for 20.7% of revenues and one gallon products account for 8.1% of revenues.

For the three months ended June 30, 2000, cost of goods sold was $256,799 compared to $211,605 for the three months ended June 30, 2000. Resulting gross profit was 82.3% of revenues for the three months ended June 30, 2000, which is consistent with a gross profit of 83.1% of revenues for the three months ended June 30, 1999. Gross profit increased 14.7% from $1,043,176 for the three months ended June 30, 1999, to $1,196,461 for the three months ended June 30, 2000. The increase in gross profit for the three months ended June 30, 2000, is the result of increased sales.

Operating expenses for the three months ended June 30, 2000, increased 11.7% to $1,080,316 from $966,805 for the same period of fiscal 1999. Salaries and related expensed increased 28.3% for the three months ended June 30, 2000. The increase in salaries and related expenses is consistent with the increase in revenues for the same period and the increased wages involved in obtaining and servicing new and existing customers.

General and administrative expenses were $225,320 or 15.5% of sales for the three months ended June 30, 2000, compared to $196,138 or 15.6% of sales for the three months ended June 30, 1999. For the three months ended June 30, 2000, advertising and promotional expenses were $117,670 or 8.1% of sales compared to $177,864 or 14.2% of sales for the same period of fiscal 1999. Management expects that advertising and promotional expenses will increase in the next three months for additional advertising expenditures that have been planned. Management expects that advertising and promotional expenses will remain approximately 10% of revenues. Selling and delivery expenses increased 11.7% to $73,017 or 5.0% of sales for the three months ended June 30, 2000, compared to $65,369 or 5.2% of sales for the same period ended June 30, 1999.

Depreciation and amortization increased 12.2% for the three months ended June 30, 2000. Eldorado has continued to purchase additional equipment associated with the increase in additional home and commercial accounts.

Eldorado's net income for the first three months of fiscal 2000 was $52,522 compared to $32,766 for the three months ended June 30, 1999. This represents an increase of 60.3% compared to the three months ended June 30, 1999 and is attributable to the increase in revenues for the three months ended June 30, 2000.

Liquidity and Capital Resources

Trade accounts receivable for the three months ended June 30, 2000 were 17.2% higher than at year ended March 31, 2000. This resulted from the 16% increase in revenues for the three months ended March 31, 2000. Days sales outstanding was approximately 50 days for June 30, 2000. Days sales outstanding was approximately 49 days for June 30, 1999. Management has implemented new credit policies to manage the accounts more effectively.

On May 19, 1998, the company registered 875,000 shares of common stock of the company pursuant to the 1997 stock option plan. The plan provides for the grant of stock options to employees, directors and consultants of the company. As of June 30, 2000, 558,000 options were outstanding, of which 274,600 are fully vested. All of the options were granted at an option price representing 100% of the fair market value on the date of the grant as determined by the Board of Directors.

                         ELDORADO ARTESIAN SPRINGS, INC.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

No legal proceedings have been filed on behalf of or against the Company, nor have any claims been made.

Item 2.  Changes in Securities and Use of Proceeds

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