Form 10QSB
period 2000-09-30
ELDORADO ARTESIAN SPRINGS INC
filed 2000-11-14
CIK 796124

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                      For Quarter Ended September 30, 2000

                        Commission File Number: 33-6738-D

                          Eldorado Artesian Springs, Inc.
         (Exact name of registrant as specified in its charter as amended)

               Colorado                                  84-0907853
------------------------------------         --------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
              incorporation)
                                                        Or organization)

  PO Box 445, Eldorado Springs, Colorado                  80025
------------------------------------------   --------------------------------
 (Address of principal executive offices)               (Zip Code)

                               (303) 499-1316
-----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

Number shares of common stock outstanding at the latest practicable date, September 30, 2000 : 2,995,495.

                         ELDORADO ARTESIAN SPRINGS, INC.




                                      INDEX

                                                                        Page
                                                                        ----
Part I - Financial Information
   Item 1 - Financial Statements

      Balance Sheets September 30, 2000 (Unaudited) and March 31, 2000..F - 1

      Unaudited Statements of Operations For the Six Months and
       Three Months Ended September 30, 2000 and September 30, 1999.....F - 2

      Unaudited Statements of Cash Flows For the Six Months Ended
       September 30, 2000 and September 30, 1999 .......................F - 3

      Notes to Unaudited Financial Statements ..........................F - 4

Item 2 - Management's Discussion and Analysis of Financial Condition
    and Results of Operations ..........................................F - 5

Part II - Other Information ............................................F - 8

Signature Page .........................................................F - 9

                         ELDORADO ARTESIAN SPRINGS, INC.

                                 Balance Sheets

                                                 September 30,       March 31,
                                                     2000               2000
                                                 ------------      ------------
                                                          (Unaudited)
                                     Assets
 Current assets
   Cash                                           $   266,049       $   360,644
   Accounts receivable
      Trade, net                                      852,163           680,122
      Other                                            37,920            37,633
   Inventories                                        234,154           198,781
   Prepaid expenses and other                          21,574            43,604
   Deferred income taxes                               18,165            18,165
                                                  -----------       -----------
            Total current assets                    1,430,025         1,338,949
                                                  -----------       -----------

 Property, plant & equipment - net                  1,827,857         1,798,744
                                                  -----------       -----------

 Other assets
   Water rights - net                                 103,398           105,642
   Other, net                                         131,433            50,863
                                                  -----------       -----------
            Total other assets                        234,831           156,505
                                                  -----------       -----------

                                                  $ 3,492,713       $ 3,294,198
                                                  ===========       ===========

                      Liabilities and Stockholders' Equity
 Current liabilities
   Accounts payable                               $   322,200       $   140,327
   Accrued expenses                                   123,797           109,921
   Deposits                                           124,244           114,337
   Current maturities of long-term debt               277,349           244,489
                                                  -----------       -----------
            Total current liabilities                 847,590           609,074

 Long-term liabilities
   Long-term debt                                   1,233,548         1,275,858
   Deferred income taxes                               76,158            76,158
                                                  -----------       -----------
            Total liabilities                       2,157,296         1,961,090
                                                  -----------       -----------

 Stockholders' equity
    Common stock, par value $.001 per share;
     50,000,000 shares authorized; 2,995,495
     issued and outstanding                             2,995             2,995
    Preferred stock, par value $.001 per share;
     10,000,000 shares authorized; 0 issued
     and outstanding                                     --                 --
    Additional paid-in capital                        984,656           984,656
    Retained earnings                                 347,766           345,457
                                                  -----------       -----------
                                                    1,335,417         1,333,108

                                                  $ 3,492,713       $ 3,294,198
                                                  ===========       ===========


                        See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                       Unaudited Statements of Operations



                                   For the Three Months Ended     For the Six Months Ended
                                          September 30,                 September 30,
                                   --------------------------------------------------------
                                       2000           1999          2000            1999
                                   -----------    -----------    -----------    -----------

Revenue
   Water and related ...........   $ 1,659,067    $ 1,366,110    $ 3,077,047    $ 2,589,732
   Pool ........................        60,662         50,382         83,042         68,641
   Rentals .....................        12,900         11,900         25,800         24,800
                                   -----------    -----------    -----------    -----------
     Net revenue ...............     1,732,629      1,428,392      3,185,889      2,683,173

Cost of goods sold .............       381,115        227,862        637,914        439,467
                                   -----------    -----------    -----------    -----------

Gross profit ...................     1,351,514      1,200,530      2,547,975      2,243,706
                                   -----------    -----------    -----------    -----------

Operating expenses

   Salaries and related ........       678,992        570,105      1,255,713      1,019,470
   Administrative and general ..       254,706        184,412        480,026        380,550
   Delivery ....................       106,786         79,424        179,803        144,821
   Advertising and promotions ..       268,191        165,908        385,861        343,772
   Depreciation and amortization        90,884         78,541        178,472        156,611
                                   -----------    -----------    -----------    -----------
                                     1,399,559      1,078,390      2,479,875      2,045,224
                                   -----------    -----------    -----------    -----------

Operating income ...............       (48,045)       122,140         68,100        198,482
                                   -----------    -----------    -----------    -----------

Other income (expense)
   Interest income .............         2,785          1,663          5,318          3,360
   Interest expense ............       (31,990)       (32,496)       (69,865)       (59,367)
                                   -----------    -----------    -----------    -----------
                                       (29,205)       (30,833)       (64,547)       (56,007)
                                   -----------    -----------    -----------    -----------

(Loss) income before income
 taxes .........................       (77,250)        91,307          3,553        142,475

Provision for income taxes .....       (27,037)        31,436          1,244         49,866
                                   -----------    -----------    -----------    -----------

Net (loss) income ..............       (50,213)        59,871    $     2,309    $    92,609
                                   ===========    ===========    ===========    ===========

Basic (loss) earnings per
 common share ..................          (.02)           .02            .00            .03
                                   ===========    ===========    ===========    ===========

Weighted average number of
shares outstanding .............     2,995,495      2,995,495      2,995,495      2,995,495
                                   ===========    ===========    ===========    ===========

                        See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                       Unaudited Statements of Cash Flows


                                                         Six Months Ended
                                                           September 30,
                                                     --------------------------
                                                        2000            1999
                                                     ----------      ----------
Cash flows from operating activities
  Net income                                         $    2,309      $   92,609
                                                     ----------      ----------
  Adjustments  to  reconcile  net  income  to
   net cash provided by operating activities
   Depreciation and amortization                        178,472         156,611

   Changes in certain assets and liabilities
     Accounts receivable                               (172,328)        (86,366)
     Inventories                                        (35,373)        (19,042)
     Prepaid expenses and other                          22,030         (11,165)
     Accounts payable                                   181,873          36,744
     Accrued expenses                                    13,876          16,466
     Deposits                                             9,907          21,929
                                                     ----------      ----------
                                                        198,457         115,177
                                                     ----------      ----------
      Net cash provided by operating activities         200,766         207,786
                                                     ----------      ----------

Cash flows from investing activities
  Purchase of property and equipment                    (90,649)       (112,309)
  Purchases of other assets                             (83,472)        (10,414)
                                                     ----------      ----------
      Net cash flows used in investing activities      (174,121)       (122,723)
                                                     ----------      ----------

Cash flows from financing activities
  Payments on long-term debt                           (121,240)        (34,162)
  Deferred offering costs                                    -          (66,212)
                                                     ----------      -----------
      Net cash flows used in financing activities      (121,240)       (100,374)
                                                     ----------      -----------

Net decrease in cash                                    (94,595)        (15,311)

Cash-- beginning of period                              360,644         361,439
                                                     ----------      ----------

Cash-- ending of period                              $  266,049      $  346,128
                                                     ==========      ==========


Supplemental disclosures of cash flow information:
  Cash paid for interest for the six months ended September 30, 2000 and September 30, 1999 was $69,865 and $59,367, respectively.

Supplemental disclosures of noncash investing activity:
  During the six months ended September 30, 2000 and 1999, equipment was acquired through a capital lease for $111,790 and $66,734, respectively.






                        See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                     Notes to Unaudited Financial Statements


Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

Interim Unaudited Financial Statements
--------------------------------------

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the six months ended September 30, 2000 and 1999 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended March 31, 2000.


Note 2 - Stockholders' Equity
-----------------------------

Stock Option Plan
-----------------

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties that might adversely affect the Company's operating results in the future in a material way. Such risks and uncertainties include but are not limited to the following: availability of debt and equity financing, interest rate fluctuations, effects of regional economic and market conditions, ability to purchase additional water rights, labor and marketing costs, operating costs, packaging costs, intensity of competition and legal claims.

Overview

Eldorado Artesian Springs, Inc. is a Colorado based company that is primarily involved in the bottling and marketing of "natural" artesian spring water. The spring is located in the foothills of the Colorado Rocky Mountains and is surrounded by thousands of acres of state and city park land, assuring a well protected source. The artesian springs located on the Company's property emanate from a unique geologic source. The water is naturally purified as it rises up through many layers of sandstone under its own artesian pressure. Eldorado Artesian Spring water is bottled in its natural state and is not chemically treated in any way. Currently, Eldorado's operations consist of its home/commercial delivery business of 5 and 3 gallon bottles. In addition, Eldorado also bottles and delivers smaller bottles in sizes of .5 liter, 1.0 liter and 1.5 liter. Bottles used for smaller packaging are made of polyethylene terephtalate, a premium clear plastic. These bottles are commonly referred to in the beverage industry as PET bottles.

The bottled water industry is considered by many analysts to be the fastest growing major market in the beverage industry. The bottled water industry has exhibited consistent annual growth over the last twenty years and the dollar amount of sales grew at a rate of 14% for 1999. According to a major reporter of bottled water statistics, bottled water sales increased to a $4.9 billion dollar business in 1999. Along with sales and volume, per person consumption has increased to nearly 15.5 gallons, up from 13 gallons in 1998. Driving the market's growth is the premium PET bottle segment which was up 35% in 1999, accounting for two-thirds of the market's overall growth. With growing concern over the quality of municipal tap waters, the growth of the bottled water market is expected to continue to grow in all areas.

                         ELDORADO ARTESIAN SPRINGS, INC.

Results of Operations

Net revenues for the six months ended September 30, 2000 increased $502,716 or 18.7% compared to the same period ended September 30, 1999. Net revenues for the three months ended September 30, 2000 increased $304,237 or 21.3%. Five and three gallons product sales increased 8.9% for the six months ended September 30, 2000 compared to the same period of fiscal 1999. Sales of the one gallon products increased 32.3% for the six months ended September 30, 2000 compared to the same period of fiscal 1999. Sales of the PET products (1.5 liters and smaller) generated the largest increase in revenues and increased 56.6% for the six months ended September 30, 2000 compared to the same period of fiscal 1999. Five and three gallon product sales account for 66.5% of net revenues, PET products account for 20.8% of revenues and one gallon products account for 9.6% of revenues.

For the six months ended September 30, 2000 cost of goods sold was $637,914 compared to $439,467 for the six months ended September 30, 1999. For the three months ended September 30, 2000 costs of goods sold was $381,115 compared to $227,862 for the three months ended September 30, 1999. Resulting gross profit was 80.0% of revenues for the six months ended September 30, 2000 compared with a gross profit of 83.6% for the six months ended September 30, 1999. Gross profit increased 13.6% from $2,243,706 for the six months ended September 30, 1999 to $2,547,975 for the six months ended September 30, 2000. Gross profit increased 12.6% for the three months ended September 30, 2000. The decrease in gross profit percentage is the result of the increased revenue associated with the PET products and the one gallon products as they have a lower gross margin due to additional packaging costs. In addition, the company was forced to purchase one-gallon containers from an out-of-state vendor at premium prices while its normal local vendor was undergoing renovations. The Company has resumed local purchasing in July 2000.

Operating expenses for the six months ended September 30, 2000 increased 21.3% to $2,479,875 from $2,045,224 for the same period of fiscal 1999. For the three months ended September 30, 2000, operating expenses increased 29.8% compared to the same period of fiscal 1999. Salaries and related expenses increased 23.2% for the six months ended September 30, 2000. Salaries and related expenses were $1,255,713 or 39.4% of sales for the six months ended September 30, 2000 compared to $1,019,470 or 38.0% of sales for the same period of fiscal 1999. For the three months ended September 30, 2000 salaries and related expenses increased 19.1% compared to the three months ended September 30, 1999. The increase in salaries and related expenses is due to the increase in revenues for the same period and the increased wages involved in obtaining and servicing new and existing customers. The increase in salaries and related expenses is also due to the additional costs of operating within a limited amount of space. The Company has plans to move the bottling facility at which time management expects more efficient operations. In addition, the Company is incurring additional personnel and operating expenses as a result of product volume growth straining processing in the near term as production and delivery requirements increase faster than the expansion facilities can be completed. While the Company is making every effort to mitigate these effects, the Company believes additional costs and expenses will be incurred until the expansion facilities are fully operational in June 2001.

                         ELDORADO ARTESIAN SPRINGS, INC.

For the six months ended September 30, 2000 advertising and promotional expenses were $385,861 or 12.1% of sales compared to $343,772 or 12.8% of sales for the same period of fiscal 1999. For the three months ended September 30, 2000 advertising and promotional expenses were $268,191 or 15.5% of sales compared to $165,908 or 11.6% of sales for the same period of fiscal 1999. Additional advertising expenditures were incurred during the six months ended September 30, 2000, and management expects that advertising and promotional expenses will remain at the historical level of approximately 10% of annual sales. Eldorado incurs a higher portion of their advertising costs during the first half of the fiscal year due to the summer months falling during this period.

Delivery expenses increased 24.2% to $179,803 or 5.6% of sales for the six months ended September 30, 2000 compared to $144,821 or 5.4% of sales for the same period ended September 30, 1999. For the three months ended September 30, 2000 delivery expenses increased 34.4% compared to the same period of fiscal 1999. Delivery costs increased due to the increase in revenues and the costs associated with the operation of delivery vehicles.

General and administrative expenses for the six months ended September 30, 2000 increased 26.1% to $480,026 from $380,550 for the same period of fiscal 1999. For the three months ended September 30, 2000 general and administrative expenses increased $70,294 or 38.1%. The increase in general and administrative expenses is due to the increase in revenues.

Depreciation and amortization increased 14% for the six months ended September 30, 2000. Eldorado has continued to purchase additional equipment associated with the increase in additional home and commercial accounts.

Eldorado's net income for the first six months of fiscal 2000 was $2,309 compared to $92,609 for the six months ended September 30, 1999. The effect of operating the business with a limited bottling facility has had a negative effect on the net income resulting in a 97.5% decrease for the six months ended September 30, 2000. Eldorado currently has plans to build an off-site warehouse and bottling facility to allow increased production capacity. Construction is expected to be completed by June 2001. At that time, operating expenses and cost of goods are expected to be more consistent with the increase in revenues resulting in an increase in net income

Liquidity and Capital Resources

Trace accounts receivable for the six months ended September 30, 2000 were 25.3% higher than at the year ended March 31, 2000. Days sales outstanding at September 30, 2000 remained relatively consistent with September 30, 1999, at approximately 50 days.

On May 19, 1998, the Company registered 875,000 shares of common stock of the Company pursuant to the 1997 stock option plan. The plan provides for the grant of stock options to employees, directors and consultants of the Company. As of September 30, 2000, 558,000 options were outstanding, of which 237,100 are fully vested. All of the options were granted at an option price representing 100% of the fair market value on the date of the grant as determined by the Board of Directors.

                         ELDORADO ARTESIAN SPRINGS, INC.



PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

No legal proceedings have been filed on behalf of or against the Company, nor have any claims been made.

Item 2.  Changes in Securities
------------------------------

None

Item 3.   Defaults Upon Senior Securities
-----------------------------------------

There have been no defaults on any securities. The Company has no obligations with regard to dividends and no preferred stock.

Item 4.  Submission of Matters to a Vote of the Security Holders
----------------------------------------------------------------

None

Item 5.  Other Information
--------------------------

None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ELDORADO ARTESIAN SPRINGS, INC.

By: /s/       Douglas Larson
    ------------------------
Douglas A. Larson, President

By: /s/     Kevin  M. Sipple
    ------------------------
Kevin M. Sipple, Secretary

By: /s/      Cathleen Collins
    -------------------------
Cathleen Collins, Chief Financial Officer


November __, 2000