Form 10QSB
period 2000-12-31
ELDORADO ARTESIAN SPRINGS INC
filed 2001-02-14
CIK 796124

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended December 31, 2000

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

Yes   X   No _____

Number  shares of common  stock  outstanding  at the  latest  practicable  date,
December 31 2000 : 2,995,495.

                         ELDORADO ARTESIAN SPRINGS, INC.

                                      INDEX

Part I - Financial Information
   Item 1 - Financial Statements

      Balance Sheets December 31, 2000 (Unaudited) and March 31, 2000

      Unaudited Statements of Operations For the Three Months and Nine Months
       Ended December 31, 2000 and December 31, 1999

      Unaudited Statements of Cash Flows For the Nine Months Ended
       December 31, 2000 and December 31, 1999

      Notes to Unaudited Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition
    and Results of Operations

Part II - Other Information

Signature Page

                         ELDORADO ARTESIAN SPRINGS, INC.

                                 Balance Sheets

                                                                  December 31,  March 31,
                                                                      2000        2000
                                                                   ----------   ----------
                                                                   (Unaudited)
                                     Assets
Current assets
  Cash .........................................................   $   44,810   $  360,644
  Accounts receivable
     Trade, net ................................................      812,174      680,122
     Other .....................................................       16,909       37,633
  Inventories ..................................................      211,302      198,781
  Prepaid expenses and other ...................................       25,573       43,604
  Deferred income taxes ........................................       18,165       18,165
                                                                   ----------   ----------
           Total current assets ................................    1,128,933    1,338,949
                                                                   ----------   ----------

Property, plant & equipment - net ..............................    2,074,385    1,798,744
                                                                   ----------   ----------

Other assets
  Water rights - net ...........................................      102,276      105,642
  Other, net ...................................................      221,643       50,863
                                                                   ----------   ----------
           Total other assets ..................................      323,919      156,505
                                                                   ----------   ----------

                                                                   $3,527,237   $3,294,198
                                                                   ==========   ==========

                     Liabilities and Stockholders' Equity
Current liabilities
  Line-of-credit ...............................................   $  292,264   $     --
  Accounts payable .............................................      231,182      140,327
  Accrued expenses .............................................       65,748      109,921
  Deposits .....................................................       88,299      114,337
  Current maturities of long-term debt .........................      271,857      244,489
                                                                   ----------   ----------
           Total current liabilities ...........................      949,350      609,074

Long-term liabilities
  Long-term debt ...............................................    1,164,244    1,275,858
  Deferred income taxes ........................................       76,158       76,158
                                                                   ----------   ----------
           Total liabilities ...................................    2,189,752    1,961,090
                                                                   ----------   ----------

Stockholders' equity
  Preferred stock, par value $.001 per share; 10,000,000
   shares authorized; 0 issued and outstanding .................         --           --
  Common stock, par value $.001 per share; 50,000,000
   shares authorized; 2,995,495 issued and outstanding .........        2,995        2,995
  Additional paid-in capital ...................................      984,656      984,656
  Retained earnings ............................................      349,834      345,457
                                                                   ----------   ----------
                                                                    1,337,485    1,333,108
                                                                   ----------   ----------

                                                                   $3,527,237   $3,294,198
                                                                   ==========   ==========

                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                       Unaudited Statements of Operations

                                  For the Three Months Ended    For the Nine Months Ended
                                          December 31,                 December 31,
                                  --------------------------    --------------------------
                                     2000            1999          2000           1999
                                  -----------    -----------    -----------    -----------
Revenue
  Water and related ...........   $ 1,309,599    $ 1,401,776    $ 4,386,645    $ 3,991,508
  Pool ........................             0              0         83,042         68,641
  Rentals .....................        12,396         21,500         38,196         46,300
                                  -----------    -----------    -----------    -----------
   Net revenue ................     1,321,995      1,423,276      4,507,883      4,106,449

Cost of goods sold ............       190,053        268,324        827,967        707,791
                                  -----------    -----------    -----------    -----------

Gross profit ..................     1,131,942      1,154,952      3,679,916      3,398,658
                                  -----------    -----------    -----------    -----------

Operating expenses
  Salaries and related ........       589,893        501,396      1,845,606      1,520,866
  Administrative and general ..       195,580        196,568        675,606        585,040
  Delivery ....................        92,247         68,587        272,050        205,486
  Advertising and promotions ..       129,387         96,450        515,248        440,222
  Depreciation and
   amortization ...............        88,825         84,106        267,297        240,717
                                  -----------    -----------    -----------    -----------
                                    1,095,932        947,107      3,575,807      2,992,331
                                  -----------    -----------    -----------    -----------

Operating income ..............        36,010        207,845        104,109        406,327
                                  -----------    -----------    -----------    -----------

Other income (expense)
  Interest income .............           951          2,395          6,269          5,755
  Interest expense ............       (33,779)       (18,264)      (103,644)       (77,631)
                                  -----------    -----------    -----------    -----------
                                      (32,828)       (15,869)       (97,375)       (71,876)
                                  -----------    -----------    -----------    -----------

 Income before income taxes ...         3,182        191,976          6,734        334,451

Provision for income taxes ....         1,114         50,469          2,357        100,334
                                  -----------    -----------    -----------    -----------

Net income ....................   $     2,068    $   141,507    $     4,377    $   234,117
                                  ===========    ===========    ===========    ===========

Basic earnings per common
 share ........................          0.00            .05           0.00           0.08
                                  ===========    ===========    ===========    ===========

Weighted average number of
shares outstanding ............     2,995,495      2,995,495      2,995,495      2,995,495
                                  ===========    ===========    ===========    ===========

                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                       Unaudited Statements of Cash Flows

                                                              Nine Months Ended
                                                                 December 31,
                                                           ----------------------
                                                             2000          1999
                                                           ---------    ---------
Cash flows from operating activities
  Net income ...........................................   $   4,377    $ 234,117
                                                           ---------    ---------
  Adjustments to reconcile net income to net cash
   provided by operating activities
   Depreciation and amortization .......................     267,297      240,717
   Changes in certain assets and liabilities
     Accounts receivable ...............................    (111,328)    (242,548)
     Inventories .......................................     (12,521)       6,182
     Prepaid expenses and other ........................      18,031      (10,465)
     Accounts payable ..................................      90,855       19,020
     Accrued expenses ..................................     (44,173)      35,211
     Deposits ..........................................     (26,038)      28,994
                                                           ---------    ---------
                                                             182,123       77,111
                                                           ---------    ---------
      Net cash provided by operating activities ........     186,500      311,228
                                                           ---------    ---------

Cash flows from investing activities
  Purchase of property and equipment ...................    (337,617)    (123,293)
  Purchases of other assets ............................     (87,700)     (10,414)
                                                           ---------    ---------
      Net cash flows used in investing activities ......    (425,317)    (133,707)
                                                           ---------    ---------

Cash flows from financing activities
  Proceeds from line of credit .........................     292,264         --
  Payments on long-term debt ...........................    (281,850)    (151,828)
  Stock offering costs .................................     (87,431)     (91,655)
                                                           ---------    ---------
      Net cash flows used in financing activities ......     (77,017)    (243,483)
                                                           ---------    ---------

Net decrease in cash ...................................    (315,834)     (65,962)

Cash-- beginning of period .............................     360,644      361,439
                                                           ---------    ---------

Cash-- ending of period ................................   $  44,810    $ 295,477
                                                           =========    =========

Supplemental disclosures of cash flow information:
     Cash paid for  interest  for the nine months  ended  December  31, 2000 and
     December 31, 1999 was $103,644 and $77,631, respectively.

Supplemental disclosures of noncash investing activity:
     During the nine months  ended  December  31, 2000 and 1999,  equipment  was acquired through a capital lease for $197,604 and $68,699, respectively.

                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                     Notes to Unaudited Financial Statements

Note 1 - Summary of Significant Accounting Policies

Interim Unaudited Financial Statements

The interim  financial  statements  are  unaudited  and reflect all  adjustments
(consisting only of normal recurring  adjustments)  which are, in the opinion of management,  necessary for a fair  presentation  of the  financial  position and operating  results for the interim  periods.  The results of operations  for the nine months ended December 31, 2000 and 1999 are not  necessarily  indicative of the results of the entire year.  The financial  statements  included  herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form
10-KSB filing. These financial statements should be read in conjunction with the financial  statements  and notes thereto  contained in the Company's Form 10-KSB for the year ended March 31, 2000.

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

Results of Operations

Net revenues for the nine months ended December 31, 2000  increased  $395,138 or
9.9% compared to the same period ended  December 31, 1999.  Net revenues for the three months ended December 31, 2000  decreased  $101,281 or a decrease of 7.1%.
The decrease in net revenues for the three months ended December 31, 2000 is due to the fact that sales were  significantly  higher  for the three  months  ended
December 31, 1999 due to the  increased  demand  associated  with the year 2000.
Five and three gallons  product sales  increased  3.5% for the nine months ended
December  31, 2000  compared to the same period of the prior year.  Sales of the one-gallon  products increased 14.4% for the nine months ended December 31, 2000 compared to the same period of the prior year.  Sales of the PET  products  (1.5 liters and smaller)  generated  the largest  increase in revenues and  increased
44.3% for the nine months ended December 31, 2000 compared to the same period of the prior year.  Five and three gallon  product  sales  account for 70.5% of net revenues,  one gallon  products  account for 9.0% of revenues  and PET  products account for 18.2% of revenues.

For the nine months  ended  December  31,  2000 cost of goods sold was  $827,967 compared to $707,791 for the nine months ended  December 31, 1999. For the three months  ended  December  31, 2000 costs of goods sold was  $190,053  compared to
$268,324 for the three months ended  December 31, 1999.  Resulting  gross profit was 81.6% of revenues for the nine months ended  December 31, 2000 compared with a gross  profit of 85.6% for the three months  ended  December  31, 1999.  Gross profit  increased  8.3% from  $3,398,658  for the nine months ended December 31,
1999 to  $3,679,916  for the nine months ended  December 31, 2000.  Gross profit decreased 2% for the three months ended December 31, 2000. The decrease in gross profit  percentage  for the nine months ended December 31, 2000 is the result of the  increased  revenue  associated  with the PET  products  and the one  gallon products as they have a lower gross margin due to additional packaging costs. In addition,  the  company  was forced to purchase  one-gallon  containers  from an out-of-state  vendor  at  premium  prices  while its  normal  local  vendor  was undergoing  renovations.  The Company has resumed local purchasing in July 2000, which led to the higher gross  margin for the three  months  ended  December 31,
2000.

Operating  expenses for the nine months ended December 31, 2000 increased  19.5%
to $3,575,807  from  $2,992,331  for the same period of the prior year.  For the three  months  ended  December  31, 2000,  operating  expenses  increased  15.7%
compared  to the same period of the prior year.  Salaries  and related  expenses increased  21.4% for the nine months  ended  December  31,  2000.  Salaries  and related  expenses  were  $1,845,606  or 40.9% of sales for the nine months ended
December 31, 2000  compared to  $1,520,866 or 37.0% of sales for the same period of the prior year.  For the three  months ended  December 31, 2000  salaries and related expenses increased 17.7% compared to the three months ended December 31,
1999.  The increase in salaries  and related  expenses is due to the increase in revenues for the same period and the increased  wages  involved in obtaining and servicing  new and  existing  customers.  The  increase in salaries  and related expenses  is also due to the  additional  costs of  operating  within a  limited amount of space.  The Company has plans to move the  bottling  facility at which time management expects more efficient operations.  In addition,  the Company is incurring  additional  personnel and  operating  expenses as a result of product volume growth  straining  processing in the near term as production and delivery requirements  increase  faster than the expansion  facilities  can be completed.
While the Company is making every effort to mitigate these effects,  the Company believes  additional  costs and expenses  will be incurred  until the  expansion facilities are fully operational in July 2001.

For the nine months ended December 31, 2000 advertising and promotional expenses were  $515,248 or 11.4% of sales  compared to $440,222 or 10.7% of sales for the same period of the prior year.  For the three  months  ended  December  31, 2000 advertising and promotional  expenses were $129,387 or 9.8% of sales compared to
$96,450  or 6.8% of sales  for the same  period of the  prior  year.  Management expects that advertising and promotional  expenses will remain at the historical level of approximately 10% of annual sales.  Eldorado incurs a higher portion of their  advertising  costs  during the first  half of the fiscal  year due to the summer months falling during this period.

Delivery  expenses  increased  32.4% to  $272,050  or 6.0% of sales for the nine months  ended  December  31, 2000  compared to $205,486 or 5.0% of sales for the same period ended  December 31,  1999.  For the three months ended  December 31,
2000 delivery  expenses  increased  34.5%  compared to the same period of fiscal
1999.  Delivery  costs  increased  due to the increase in revenues and the costs associated with the operation of delivery vehicles.

General and administrative  expenses for the nine months ended December 31, 2000 increased 15.5% to $675,606 from $585,040 for the same period of the prior year.
For the three months ended December 31, 2000 general and administrative expenses decreased  $988  compared to the same period of December  1999.  The decrease in general and  administrative  expenses is due to the increased expenses that were incurred during Y2K from December 1999.

Depreciation and amortization increased 11.0% for the nine months ended December
31, 2000.  Eldorado has continued to purchase  additional  equipment  associated with the increase in additional home and commercial accounts.

Eldorado's  net  income  for the first  nine  months of fiscal  2000 was  $4,377 compared to $234,117 for the nine months ended  December 31, 1999. The effect of operating  the  business  with a limited  bottling  facility  has had a negative effect on the net income  resulting  in a 98% decrease for the nine months ended
December 31, 2000.  Eldorado  currently has plans to build an off-site warehouse and bottling facility to allow increased  production  capacity.  Construction is expected to be completed by July 2001. At that time, operating expenses and cost of goods are  expected  to be more  consistent  with the  increase  in  revenues resulting in an increase in net income

Liquidity and Capital Resources

Trace accounts receivable for the nine months ended December 31, 2000 were 15.5%
higher than at the year ended March 31, 2000. Days sales outstanding at December
31, 2000 was  approximately  48 days which was lower than  December 30, 1999, of approximately 54 days.

Cash flows provided from  operating  activities was $186,500 for the nine months ended December 31, 2000 as compared to cash provided from  operating  activities of $311,228 for the nine months ended December 31, 1999, a decrease of $124,728.
The decrease of cash provided from operating  activities  primarily reflects the increase in accounts receivable.

Cash flows from investing  activities had a net outflow of $425,317 for the nine months ended  December 31, 2000  compared to $133,707  during the same period of
1999. The increase of cash used for investing  activities  from 1999 to 2000 was primarily  attributable  to a $292,264  down payment on the new  warehouse.  The remainder of capital  expenditures  were for machinery and equipment used in the normal course of the Company's business.

In December the Company  borrowed  $292,264 of the $500, 000 line of credit with
First  National  Bank of Cherry  Creek.  The funds were  allocated  for the down payment due for the construction of the new warehouse facility.

On May 19, 1998,  the Company  registered  875,000 shares of common stock of the
Company  pursuant to the 1997 stock option plan. The plan provides for the grant of stock options to employees,  directors and consultants of the Company.  As of
December 31, 2000, 558,000 options were outstanding,  of which 274,600 are fully vested.  All of the options were granted at an option price representing 100% of the fair  market  value on the date of the grant as  determined  by the Board of
Directors.

                         ELDORADO ARTESIAN SPRINGS, INC.

PART II-- OTHER INFORMATION

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