Form 10KSB
period 2001-03-31
ELDORADO ARTESIAN SPRINGS INC
filed 2001-06-29
CIK 796124

                              WASHINGTON, D.C. 20549

                               FORM 10-KSB

(Mark One)
[X]   ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended March 31, 2001

                                    OR
[  ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE   ACT   OF   1934   FOR   THE    TRANSITION    PERIOD   FROM
      ________________________TO__________________________

Commission File No. 0-18235
                    -------

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

            Title of each class              Name of each exchange on which registered
           None
--------------------------------------       ----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.001 Par Value Per Share
                                 (Title of Class)

                                 (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the  Securities  Exchange  Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing  requirements for the past 90 days. [X] Yes [ ] No

Check if there is no  disclosure of  delinquent  filers  pursuant to Item 405 of
Regulation  S-B is not  contained  in  this  form,  and no  disclosure  will  be contained,  to the  best of  registrant's  knowledge,  in  definitive  proxy  or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year.  $5,961,342
                                                                ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value will be computed by  reference to the price at which the common  equity was sold,  or the average bid and asked prices of such common  equity,  as of a specified  date within the past 60 days.  (See  definition of affiliate in Rule 12b-2 of the Exchange Act).

Not available

State the number of shares outstanding of each of the issuer's classes of common equity,  as of the  latest  practicable  date.

Common  Stock,  $.001  par value                         2,995,495
--------------------------------               -----------------------------
         Class                                  Outstanding at June 29, 2001

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

Item 1.  Description of Business

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

As a result of the  Eldorado  acquisition  and  subsequent  merger,  the primary business of the  Company is the  bottling  and sale of pure  spring  water which emanates from springs  located on property owned by the Company.  In addition to real property and the wells and springs thereon,  and water rights,  the Company owns a bottling plant (including  building and bottling  equipment),  associated containers and equipment,  resort buildings,  a mobile home park, and an outdoor swimming pool which are located on the property.

Products

The Company's  principal business is bottling and selling Artesian Spring Water.
The Company  also owns and  operates a  resort/spa  on its  property  during the summer months and rents four  single-family  homes and mobile home spaces on the property.  The  Company's  water  bottling  operations  account for 97.9% of the
Company's revenues.

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

Sales and Distribution

The Company  sells its products in five gallon,  three gallon,  one gallon,  1.5 liter, 24 ounce, 1.0 liter, and 0.5 liter bottles.  The Company operates its own fleet of  delivery  vehicles  selling  all sizes to homes,  offices,  and retail outlets in the entire front range area of  Colorado.  The Company also sells its products to major retail stores directly through their warehouses and to several independent  distributors who service accounts located outside the area serviced by the Company fleet.

The five gallon and three gallon sales and related  cooler  rentals  represented approximately  72% of  revenues  and  the  smaller  sizes  accounted  for 26% of revenues  during  the most  recent  fiscal  year.  Of the five and three  gallon
accounts,   approximately  80%  were  home  accounts  and  20%  were  commercial establishments.  At present the Company's  products are  available  primarily in
Colorado, with some accounts in states bordering Colorado.

Marketing

The Company focuses on three major areas in marketing its products;  five gallon and three gallon sales, small package products, and brand name recognition.

The five  gallon and three  gallon  products  are  primarily  sold  through  the
acquisition  of  new  accounts  attracted  by  personal  sales   representatives
strategically  located  throughout the area at local events. The efforts of this staff are augmented by yellow pages, radio, occasional television advertisements and product donation to local events.

The smaller packages that are sold  principally  through retail chain stores are effectively  marketed by using point of purchase  inducements to gain new trial, usually in the form of discounts in price in conjunction with signage.

The  Company   attempts  to  build  brand  name   awareness  by   sponsoring  or
participating in many local events.  Eldorado Artesian Springs is the sponsor of the Boulder,  Colorado July 4th Fireworks  celebration,  the Bolder  Boulder 10K race,  the  Eldorado  Springs  Cancer  Research  Run,  the Taste of Colorado and
participates in part in many other local events.

Supplies

Water  bottled by the  Company  comes  from  springs  located  on the  Company's property  which have been  flowing for many years.  The Company does not foresee any  disruption of its operations as a result of supply  problems.  Suppliers of the bottles do experience  seasonal  shortages  resulting  from resin  shortages which may increase  prices.  The Company  tries to mitigate  these  shortages by
maintaining   sufficient   inventory  safety  stocks  so  as  not  to  interrupt
production.

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

Additionally,  the Company  operates the swimming  pool which is also subject to regulation by the State of Colorado.  These  regulations are administered by the
Boulder County Health  Department and require  periodic daily testing and agency inspections.

It  is  the  Company's  understanding  that  it  is  in  compliance  with  these
regulations  as  communicated  by   representatives  of  the  responsible  local
agencies.

Employees

The  Company  employs 64  full-time  employees,  2  part-time  employees  and 14 seasonal employees during the summer resort months.

Item 2.  Description of Property.

The Company owns  approximately 26 acres of land in Eldorado Springs,  Colorado.
In  addition  to real  property  and the wells and  springs  thereon,  and water rights,  the Company  owns a bottling  plant  (including  building  and bottling equipment), associated containers and equipment, resort buildings, a mobile home park,  and an outdoor  swimming  pool which are located on the  property.  Total production and warehousing space is approximately  12,000 square feet. Virtually all of the company's property is pledged as collateral on Company loan balances.

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

As of June 21, 2001, there were 195 holders of the Company's common stock.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties that might adversely affect the
Company's  operating  results in the future in a  material  way.  Such risks and uncertainties include but are not limited to the following: availability of debt and equity financing,  interest rate fluctuations,  effects of regional economic and market conditions,  ability to purchase  additional water rights,  labor and marketing  costs,  operating and packaging  costs,  intensity of competition and legal claims.

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

According  to  the  Bottled  Water  Reporter  (April/May  2001)  beverage industry  analysts  reveal  that  bottled  water is the  fastest  growing  major category in the entire  industry.  The bottled water industry as whole is a $5.7 billion  business and is currently  growing at a rate of 9% to 10% per year. The
PET segment of the bottled water  industry is currently a $1.9 million  business and is growing at a much faster rate (at an estimated  25% to 35% per year) than the  industry as a whole.  The bottled  water market is currently at 5.0 million gallons per year and analysts  estimate  that the bottled  water  industry  will surpass 7.0 billion gallons by 2005.

The Company has experienced growth that has necessitated the need for additional office  space and  warehouse  space.  In  January  of 2001,  the  Company  began construction  of a new facility in  Louisville,  CO about 10 miles from Eldorado
Springs.  The facility will function as the  bottling,  distribution  and office facilities.  The building is scheduled to be completed  July 2001.  Total square footage of the building is  approximately  38,000 square feet.  The Company will continue  to bottle  the same  spring  water that will be  transported  from the spring in Eldorado Springs to the new facility in stainless steel tanker trucks.

Results of Operations

Revenues  for the year ended March 31, 2001  increased  11.9% from the  previous year to $5,961,342.  Sales of the 5 and 3 gallon  products  increased 10.3% from the previous year to $3,489,233.  Sales of the PET products  increased  27.2% to
$1,022,765.  Sales of the one gallon  products  increased 12.9% to $523,532 from the previous  year ended March 31, 2000.  This  increase in sales of the various size products resulted from increased sales to Eldorado's existing customer base as well as from sales to new  customers.  Other  revenues  included in water and related  items  include the rental and purchase of equipment and supplies to the delivery customers which increased 2.9% to $814,339.

The costs of goods  sold  increased  11.2%  for the year  ended  March 31,  2001 compared to a year earlier. This increase in cost is due to the overall increase in  volume.  Cost of goods  sold  represented  17.3% of sales for the year ended
March 31, 2001 compared to 17.4% of sales for the year ended March 31, 2000.

Operating  expenses for the year ended March 31, 2001 increased 19.7%.  Salaries and related  expenses  increased  19.6% for the year ended March 31, 2001.  This increase  is due to the  increase  in sales  for the year  resulting  in  higher commissions and the need for additional employees. Additionally, the increase in salaries and related  expenses is reflective of the increased  cost of labor due to a tight labor market as well as the  additional  costs of operating  within a limited amount of space.

Administrative and general expenses increased 23.5% for the year ended March 31,
2001. This increase is  attributable  to the increase in revenues.  In addition, the company's  cost for insurance  has increased  32.6% over the previous  year.
Much of this increase is due to the higher costs for employee health  insurance.
During the year ended March 31, 2001, the company expensed approximately $80,000 or 1.4% of sales in bad debts.

The company is experiencing  inefficiencies operating in limited facilities. The company has plans to move the bottling facility at which time management expects more  efficient  operations.  Currently,  the  company  has to  rent  additional warehouse space for the storage of raw materials and finished  goods.  This cost has increased general and  administrative  costs but will not be necessary after the company moves into their new facility.

Delivery  expenses  increased  31.4% for the year  ended  March 31,  2001.  This increase is due to the increased  need for  additional  leased  vehicles for the home and office delivery.  In addition,  fuel costs increased  approximately 40%
over the previous year.

Advertising and promotion  expenses increased 15.4% for the year ended March 31,
2001. For the year ended March 31, 2001 advertising and promotion  expenses were
11.3% of sales compared to 10.9% of sales for the year ended March 31, 2000. The company  anticipates that it will continue to spend  significant  amounts in the future for  advertising  and  promotion  as it  continues to promote and develop brand  recognition and increase market  penetration.  There is no assurance that increases in spending or lower pricing will result in higher sales.

Depreciation and amortization  increased 7.4% for the year ended March 31, 2001.
This  increase  is due to the  purchase of new  equipment  over the last year to service home and office delivery accounts.

For the year ended March 31,  2001,  the  company had net loss of income  before taxes of $114,182. The provision for income tax benefit was $38,694 resulting in net loss of $75,488. During the year ended March 31, 2001, the company attempted to complete a secondary  stock  offering  and incurred  costs of  $154,961.  The offering was not  completed  and these costs were  expensed  during the year. It should be noted  that if the  company  did not have to expense  these  items the company would have had net income before taxes of $40,779.  The company does not anticipate  attempting  a  secondary  stock  offering  in the  near  future.  In addition,  the effect of  operating  the  business  within the limited  bottling facility has had a negative  effect on the net income because of higher costs of operating  expenses.  Construction on the new bottling and office facility began in January 2001 and is expected to be completed in July 2001. At that time,  the company will move to the new facility and management  expects operating expenses to be more consistent with the increase in revenues  resulting in an increase in net income.

Liquidity and Capital Resource

Trade  accounts  receivable  for the year ended  March 31, 2001 were 3.4% higher than at year ended March 31,  2000.  This  resulted  from the 11.9%  increase in revenues  for the  year  ended  March  31,  2000.  Days  sales  outstanding  was
approximately   44  days  for  March  31,  2001.  Days  sales   outstanding  was
approximately 48 days for March 31, 2000.  Management has implemented new credit policies to manage the accounts more effectively.

During the year ended March 31, 2001 the company  experienced a decrease in cash from the  previous  year.  Changes  in cash  flow came  from the  aborted  stock offering  costs  of  $154,961.  The  company  also  utilized  cash  to  purchase additional equipment to support the home and office delivery accounts.  Payments on long-term  debt increased over the previous year as the company has continued
to decrease the amount of total debt. The Company is currently in the process of finalizing the renewal of the  line-of-credit with the bank.  Additionally,  the company has paid  deposits on new  equipment  that will be purchased for the new facility.

On May 19, 1998,  the company  registered  875,000 shares of common stock of the company  pursuant to the 1997 stock option plan. The plan provides for the grant of stock options to employees,  directors and consultants of the company.  As of
March 31, 2001,  575,500  options were  outstanding,  of which 338,700 are fully vested.

The  company  began  construction  of a new  facility  in  January  2001 and the building is expected to be completed by July 2001. Total cost of the building is expected  to be  approximately  $3.35  million  dollars.  The company has agreed financing  arrangements with the Small Business Association for approximately $1 million  and the  remainder  through a bank.  In addition  the  Company  will be leasing  additional higher speed bottling equipment and storage tanks for a cost of approximately $420,000.

Item 7.  Financial Statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                              Financial Statements
                             March 31, 2001 and 2000

                               Table of Contents

Independent Auditors' Report

Financial Statements

        Balance Sheet

        Statements of Operations

        Statement of Stockholders' Equity

        Statements of Cash Flows

Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Eldorado Artesian Springs, Inc.
Eldorado Springs, Colorado

We have audited the accompanying  balance sheet of Eldorado  Artesian Springs,
Inc.  as  of  March 31,  2001,  and  the  related  statements  of  operations, stockholders'  equity and cash flows for the years  ended  March 31,  2001 and
2000.  These  financial  statements  are the  responsibility  of the Company's management.  Our  responsibility  is to express an opinion on these  financial statements based on our audits.

We  conducted  our audits in  accordance  with  auditing  standards  generally accepted in the United  States of America.  Those  standards  require  that we plan and perform the audit to obtain  reasonable  assurance  about whether the financial  statements  are free of material  misstatement.  An audit  includes examining,  on a test basis,  evidence  supporting the amounts and disclosures in the financial  statements.  An audit also includes assessing the accounting principles  used and  significant  estimates  made by  management,  as well as evaluating the overall financial statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  the financial statements referred to above present fairly, in all material  respects,  the financial  position of Eldorado Artesian Springs,
Inc. at March 31, 2001,  and the results of its  operations and its cash flows for the years  ended  March 31, 2001 and 2000 in  conformity  with  accounting principles generally accepted in the United States of America.

                                        /s/Ehrhardt Keefe Steiner & Hottman PC
                                           Ehrhardt Keefe Steiner & Hottman PC

May 11, 2001
Denver, Colorado

                                  Balance Sheet
                                 March 31, 2000

                                     Assets
Current assets
     Cash ....................................................     $  141,332
     Accounts receivable
     Trade - net .............................................        703,361
     Other ...................................................         60,241
     Inventories .............................................        217,478
     Prepaid expenses ........................................         27,540
     Deposits ................................................         89,197
     Deferred income taxes ...................................         18,165
                                                                   ----------
       Total current assets ..................................      1,257,314
                                                                   ----------

Property, plant and equipment - net ..........................      2,180,674
                                                                   ----------

Water rights - net ...........................................        101,154
Other - net ..................................................         45,061
                                                                   ----------
       Total other assets ....................................        146,215
                                                                   ----------

                                                                   $3,584,203
                                                                   ==========

                    Liabilities and Stockholders' Equity
Current liabilities
     Accounts payable ........................................     $  296,359
     Accrued expenses ........................................        122,826
     Customer deposits .......................................         88,707
     Line of credit ..........................................        290,716
     Current maturities of long-term debt ....................        301,907
                                                                   ----------
       Total current liabilities .............................      1,100,515

Long-term liabilities
Long-term debt ...............................................      1,141,604
Deferred income taxes ........................................         84,464
                                                                   ----------
       Total liabilities .....................................      2,326,583
                                                                   ----------

Commitments

Shareholders' equity
    Preferred stock, par value $.001 per share; 10,000,000 shares
     authorized July, 2000; 0 shares issued and outstanding                 -
    Common stock, par value $.001 per share; 50,000,000 shares
     authorized; 2,995,495 issued and outstanding ............          2,995
    Additional paid-in capital ...............................        984,656
    Retained earnings ........................................        269,969
                                                                   ----------
                                                                    1,257,620
                                                                   ----------

                                                                   $3,584,203
                                                                   ==========

                       See notes to financial statements.

                         Statements of Operations

                                                           For the Years Ended
                                                                March 31,
                                                     ----------------------------
                                                        2001              2000
                                                     -----------      -----------
Revenue
     Water and related .........................     $ 5,837,039      $ 5,201,097
     Rentals ...................................          41,261           59,200
     Pool ......................................          83,042           68,641
                                                     -----------      -----------

Net revenue ....................................       5,961,342        5,328,938

Cost of goods sold .............................       1,029,457          925,378
                                                     -----------      -----------

Gross profit ...................................       4,931,885        4,403,560
                                                     -----------      -----------

Operating expenses
     Salaries and related ......................       2,409,034        2,013,670
     Administrative and general ................         977,601          791,779
     Delivery ..................................         379,853          289,092
     Advertising and promotions ................         671,256          581,767
     Depreciation and amortization .............         317,066          295,316
                                                     -----------      -----------
                                                       4,754,810        3,971,624
                                                     -----------      -----------

Operating income ...............................         177,075          431,936
                                                     -----------      -----------

Other income (expense)
     Interest income ...........................           6,792            8,197
     Loss on sale of asset .....................            --             (6,532)
     Interest expense ..........................        (143,088)        (125,929)
     Stock offering costs ......................        (154,961)        (352,653)
                                                     -----------      -----------
                                                        (291,257)        (476,917)
                                                     -----------      -----------
Loss before income taxes .......................        (114,182)         (44,981)
                                                     -----------      -----------

Provision for income tax (expense) benefit
     Current ...................................          47,000           13,917
     Deferred ..................................          (8,306)         (14,943)
                                                     -----------      -----------
                                                          38,694           (1,026)
                                                     -----------      -----------

Net loss .......................................     $   (75,488)     $   (46,007)
                                                     ===========      ===========

Basic loss per common share ....................     $     (0.03)     $     (0.02)
                                                     ===========      ===========

Weighted average number of shares outstanding ..       2,995,495        2,995,495
                                                     ===========      ===========

                       See notes to financial statements.

                         Statement of Stockholders' Equity
                   For the Years Ended March 31, 2001 and 2000

                                      Common Stock           Additional
                             --------------------------        Paid-in        Retained
                                Shares          Amount         Capital        Earnings           Total
                             -----------     -----------     -----------     -----------      -----------

Balance - March 31, 1999       2,995,495     $     2,995     $   984,656     $   391,464      $ 1,379,115

Net loss for the year ..            --              --              --           (46,007)         (46,007)
                             -----------     -----------     -----------     -----------      -----------

Balance - March 31, 2000       2,995,495           2,995         984,656         345,457        1,333,108

Net loss for the year ..            --              --              --           (75,488)         (75,488)
                             -----------     -----------     -----------     -----------      -----------

Balance - March 31, 2001       2,995,495     $     2,995     $   984,656     $   269,969      $ 1,257,620
                             ===========     ===========     ===========     ===========      ===========

                       See notes to financial statements.

                         Statements of Cash Flows

                                                             For the Years Ended
                                                                   March 31,
                                                            ------------------------
                                                               2001           2000
                                                            ---------      ---------
Cash flows from operating activities
  Net loss ............................................     $ (75,488)     $ (46,007)
                                                            ---------      ---------
  Adjustments to reconcile net loss to net cash
   provided by operating activities -
    Depreciation and amortization .....................       317,066        295,316
    Loss on sale of asset .............................          --            6,532
    Deferred income taxes .............................         8,306         14,943
    Stock offering costs ..............................          --          199,327
    Changes in certain assets and liabilities -
      Accounts receivable .............................       (45,847)       (85,460)
      Inventories .....................................       (18,697)         6,483
      Prepaid expenses ................................        (5,336)        (6,498)
      Deposits ........................................       (67,797)        (4,000)
      Accounts payable ................................       156,032        (12,230)
      Accrued expenses ................................        12,905        (24,084)
      Customer deposits ...............................       (25,630)        39,580
                                                            ---------      ---------
                                                              331,002        429,909
                                                            ---------      ---------
         Net cash provided by operating activities ....       255,514        383,902
                                                            ---------      ---------

Cash flows from investing activities
  Proceeds from sale of equipment .....................          --            1,575
  Purchase of property, plant and equipment ...........      (488,643)      (158,421)
  Purchase of other assets ............................          --           (3,348)
                                                            ---------      ---------
         Net cash flows used in investing activities ..      (488,643)      (160,194)
                                                            ---------      ---------

Cash flows from financing activities
  Net proceeds on line-of-credit ......................       290,716           --
  Payments on long-term debt ..........................      (276,899)      (224,503)
                                                            ---------      ---------
         Net cash flows provided by (used in) financing
          activities ..................................        13,817       (224,503)
                                                            ---------      ---------

Net decrease in cash ..................................      (219,312)          (795)

Cash - beginning of year ..............................       360,644        361,439
                                                            ---------      ---------

Cash - end of year ....................................     $ 141,332      $ 360,644
                                                            =========      =========

Supplemental disclosures of cash flow information:
       Cash paid during the year for interest was 143,088  (2001) and $125,929
       (2000).
       Cash paid  during the year for income  taxes was $0 (2001) and  $59,094
       (2000).

Supplemental disclosure of noncash investing activity:
       During the years ended 2001 and 2000,  equipment  was acquired  through capital leases for $200,063 and $160,129, respectively.

                       See notes to financial statements.

                         Notes to Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

Eldorado  Artesian  Springs Inc. (the  "Company")  is a Colorado  corporation,
which  primarily   sells  bottled   artesian  spring  water  and  rents  water
dispensers.  The Company also rents housing,  and during the summer months, it operates a natural  artesian  spring pool.  The Company  grants  credit to its customers,  substantially  all of whom are  located  in  Colorado.  All of the
Company's  current  operating  activities  take  place  in  Eldorado  Springs,
Colorado.  The Company is currently in the process of  constructing a bottling and distribution facility in Louisville, Colorado.

Inventories

Inventories  consist  primarily of water  bottles and packaging and are stated
at the lower of cost or market, on a first-in, first-out basis.

Deposits

Deposits  consist of deposits on equipment to be purchased  for the  Company's new facility.

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
Construction  in  progress  consists  of  cost  associated  with  the  Company building  a new  facility.  These  assets  will not be  depreciated  until the assets are put into service.

Other Assets

Other assets  consisting of water rights,  customer lists, loan fees and other costs are carried at cost and are being amortized on the  straight-line  basis over five to forty years.

Customer Deposits

Customer deposits consist primarily of deposits on bottles.

Revenue Recognition

Revenue is  recognized  on the sale of its products as customer  shipments are made.  Returns are  recognized  when the product is received.  Rental  revenue is recognized on a monthly basis upon commencement of the lease agreement.

Stock Based Compensation

The Company has adopted SFAS 123  "Accounting  for  Stock-Based  Compensation"
(SFAS  123),   which   requires   disclosure  of  the  fair  value  and  other
characteristics  of stock  options. The Company has chosen under the provisions  of SFAS  123 to  continue  using  the  intrinsic-value  method  of
accounting  for  employee   stock-based   compensation   in  accordance   with
Accounting  Principles  Board Opinion No. 25  "Accounting  for Stock Issued to
Employees" (APB 25).

Basic Earnings Per Share

The Company has adopted the  provisions  of Statement of Financial  Accounting
Standards No. 128,  Earnings Per Share (SFAS 128).  SFAS 128  established  new definitions  for  calculating  and disclosing  basic and diluted  earnings per share.  Basic  earnings per share are based upon the weighted  average  number of shares  outstanding  as defined in SFAS 128. No diluted  earnings per share are presented as there are no potential dilutive common shares.

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

Comprehensive Income

The Company did not engage in any activities that would result in  comprehensive income being different than net income.

Advertising Costs

Advertising costs are expensed as incurred.

Reclassifications

Certain amounts in the financial  statements for the year ended March 31, 2000 have been reclassified to conform with the 2001 presentation.

Note 2 - Selected Balance Sheet Information

                                            March 31,
                                              2001
                                            ---------
Accounts receivable
   Trade ..............................     $ 753,361
   Less allowance for doubtful accounts       (50,000)
                                            ---------

                                            $ 703,361
                                            =========

Property, plant and equipment
   Land ..............................     $   225,194
   Buildings and improvements ........       1,230,171
   Machinery and equipment ...........       2,629,002
   Vehicles ..........................          11,971
   Office furniture and fixtures .....         228,491
                                           -----------
                                             4,324,829
   Less accumulated depreciation .....      (2,497,732)
                                           -----------
                                             1,827,097
   Construction in progress ..........         353,577
                                           -----------

                                           $ 2,180,674
                                           ===========

Water rights .........................     $   179,500
Less accumulated amortization ........         (78,346)
                                           -----------

                                           $   101,154
                                           ===========

Other assets
   Customer lists, loan fees and other     $    74,241
   Less accumulated amortization .....         (29,180)
                                           -----------

                                           $    45,061
                                           ===========

Accrued expenses
   Property taxes ...................      $    19,263
   Sales tax ........................           14,782
   Payroll and payroll taxes                    88,781
                                           -----------

                                           $   122,826
                                           ===========

Note 3 - Line-of-Credit

The Company  entered into an  agreement  with a bank for a  line-of-credit  of
$500,000 due June 2001.  The interest  rate is  calculated at prime plus 0.5%, which was 8.5% at  March 31,  2001.  Interest is payable  monthly and the line is  cross-collateralized  by  substantially  all of the assets of the Company.
The outstanding balance was $290,716 at March 31, 2001.

Note 4 - Long-Term Debt
                                                                         March 31,
                                                                           2001
                                                                         ---------

Note  payable  to bank due June 20,  2012,  interest  at bank  prime
 (9.5% at March 31,  2001) adjusted  bi-annually.  Monthly principal and  interest  payments of $12,244  with all unpaid  principal  and interest due at  maturity.  Cross-collateralized  by  substantially
 all assets of the Company.                                             $1,005,963

Note payable to bank due June 20, 2002,  interest at bank prime plus
 1.25% (9.25% at March 31,  2001).  Monthly  principal  and interest payments of $6,346 with all unpaid  principal  and  interest due at maturity.  Cross-collateralized  by substantially all assets of the
 Company.                                                                   88,467

Capital Leases

Capital lease for  equipment.  Interest rate  approximates  11% with monthly  minimum lease  payments of $3,159 and one final payment of
 approximately $22,000 due on April 1, 2002.                                55,709

Capital leases for equipment.  Interest rates  approximate  11% with combined  monthly minimum lease payments of  approximately  $9,700,
 maturing over various dates from June 2001 through November 2004.         293,372
                                                                        ----------

                                                                        $1,443,511
                                                                        ==========

The cost of equipment under capital lease is:

                              March 31,
                                2001
                             ---------

Cost ...................     $ 643,291
Accumulated depreciation      (211,612)
                             ---------

                             $ 431,679
                             =========

Future maturities of long-term debt at March 31, 2001 are:

                                              Notes          Capital
      Year Ending March 31,                  Payable          Leases          Total
      ---------------------               ------------     -------------   -----------

               2002                        $   128,000     $   214,031    $   342,031
               2003                             79,503         134,508        214,011
               2004                             68,000          38,631        106,631
               2005                             75,000              -          75,000
               2006                             82,000              -          82,000
               Thereafter                      661,927              -         661,927
                                           -----------     -----------    -----------
                                             1,094,430         387,170      1,481,600
               Less amount representing
               interest                             -          (38,089)       (38,089)
                                           -----------     -----------    -----------
               Total principal               1,094,430         349,081      1,443,511
               Less current portion           (128,000)       (173,907)      (301,907)
                                           -----------     -----------    -----------

                                           $   966,430     $   175,174    $ 1,141,604
                                           ===========     ===========    ===========

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

                                              March 31,
                                                 2001
                                               -------

Current deferred tax asset .........           $18,165
Current deferred tax liability .....                --
                                               -------

Net current deferred tax asset .....           $18,165
                                               =======

Long-term deferred tax asset .......           $    --
Long-term deferred tax liability ...            84,464
                                               -------

Net long-term deferred tax liability           $84,464
                                               =======

The provision for income tax benefit (expense) is summarized as follows:

                                                             For the Years Ended
                                                                  March 31,
                                                           ----------------------
                                                              2001           2000
                                                            --------      --------

                 Current                                    $ 47,000      $ 13,917

                 Deferred                                     (8,306)      (14,943)
                                                            --------      --------

                                                            $ 38,694      $ (1,026)
                                                            ========      ========

The  following is a  reconciliation  of income taxes at the Federal  Statutory rate with income taxes recorded by the Company.

                                                               For the Years Ended
                                                                    March 31,
                                                            ----------------------
                                                              2001            2000
                                                            --------      --------

Computed income taxes at statutory rate - net of surtax     $ 34,694      $  6,900
State income taxes, net of Federal income tax benefit
 and other ............................................        4,000        (7,926)
                                                            --------      --------

                                                            $ 38,694      $ (1,026)
                                                            ========      ========

Deferred  taxes are  recorded  based upon  differences  between the  financial statement  and tax basis of assets  and  liabilities.  Temporary  differences, which  give  rise  to  a  significant  portion  of  deferred  tax  assets  and liabilities are as follows:
                                               March 31,
                                                 2001
                                              --------

Differences related to fixed assets           $(80,154)
Differences related to other assets             (4,310)
Allowance for doubtful accounts ...             18,165
                                              --------

                                              $(66,299)
                                              ========

Note 6 - Commitments

Operating Leases

The  Company has  various  long-term  leases for  delivery  trucks,  vehicles, equipment  and property.  The  following is a schedule by year of  approximate future minimum lease payments as of March 31, 2000.

      For the Year Ending March 31,
      -----------------------------

               2002                                          $ 256,079
               2003                                            248,109
               2004                                            202,205
               2005                                            165,230
               2006                                             64,035
               Thereafter                                        6,865
                                                             ---------

                                                             $ 942,523
                                                             =========

Total  rental  expense for the fiscal  years ended March 31, 2001 and 2000 was approximately $340,000 and $251,000, respectively.

New Facility

During 2001,  the Company  entered into an agreement  for the purchase of land and the  construction of a bottling and distribution  facility.  The estimated total contractual  obligation is $3,350,000 and as of March 31, 2001, $353,577 has been paid for  expenditures  related to the new  facility and is reflected in property,  plant and  equipment as  construction  in progress.  The Company has received  commitment  agreements to provide financing for the new facility from the Small Business  Administration  and a bank.  The two funding  sources combined  have  agreed to  extend  credit in the  amount of  $2,835,000  for a twenty year term, subject to other defined terms and conditions.

Note 7 - Stockholders' Equity

Stock Offering Costs

During  the  fourth  quarter of the fiscal  year  ended  March 31,  2000,  the
Company  aborted an attempt to complete a  secondary  public  stock  offering.
Prior to the fourth  quarter,  expenses  related to this  offering  were being capitalized as an asset and accounted for as deferred  offering  costs.  Since the offering was never consummated,  such costs were expensed and are shown as
$352,653 of aborted stock offering costs on the statement of operations.

During the fiscal year ended March 31, 2001, the Company made another  attempt to complete  another  secondary  public stock  offering.  The offering was not completed  and  $154,961  of  aborted  stock  offering  costs  is shown on the statement of operations.

Stock Warrants

In connection with a private placement  completed during the fiscal year ended
March 31, 1999,  the Company  issued a warrant to purchase  30,000 and 250,000 shares of common  stock at $3.30 and  $11.00  per  share,  respectively.  Both warrants are exercisable until expiration on April 22, 2003.

Stock Option Plan

On May 19, 1998, the Company  registered 875,000 shares of common stock of the
Company  pursuant to the 1997 stock option plan (the Plan).  The Plan provides for the grant of stock options to employees,  directors and consultants of the
Company.  From  time to time,  the  board may grant  options  to  advance  the interest of the Company.

The following table summarizes the stock options granted by the board:

                              Fair Market    Number of
  Number of                  Value at the     Options
   Options        Option        Date of     Outstanding     Vested
   Granted         Price        Grant        03/31/01       Options
------------   ------------ --------------  ------------ --------------

    498,000     $        2.75 $        2.75    489,000       247,600

     11,000     $        4.25 $        4.25      8,500         8,500

     61,000     $        3.88 $        3.88     60,500        18,500
 ----------                                 ----------    ----------

    570,000                                    558,000       274,600
 ==========                                 ==========    ==========

Note 7 - Stockholders' Equity (continued)

Stock Option Plan (continued)

The 283,400 unvested options, vest in accordance with the following schedule:

                                   Fiscal Year End
                                      Options            Number of
                                        Vest              Options
                                     -----------         -----------

                                         2002               84,100
                                         2003               89,300
                                         2004               56,000
                                         2005               25,000
                                         2006               14,000
                                         2007               15,000
                                                        ----------

                                                           283,400
                                                        ==========

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

Had  compensation  cost for the  Company's  stock option plan been  determined based on the fair  value at the  grant  date for  awards  consistent  with the provisions  of SFAS No. 123, the  Company's  net loss and loss per share would have been decreased to the pro forma amounts indicated below:

                                             For the Years Ended
                                                 March 31,
                                       --------------------------
                                           2001            2000
                                       -----------     ----------

Net loss - as reported ...........        (75,488)        (46,007)
Net loss - pro forma .............       (253,177)       (137,856)
Basic loss per share - as reported           (.02)           (.02)
Basic loss per share - pro forma .           (.08)           (.05)

The fair value of each option  grant is  estimated  on the date of grant using the  Black-Scholes  option-pricing  model with the following  weighted-average assumption:  dividend yield of 0%; expected volatility of 1%; discount rate of
5.0% and expected lives of 10 years.

Stock Options and Warrants

The weighted  average  remaining  contractual life of the options and warrants is 68 months.  No options  were  exercised  during the years  ended  March 31,
2001 and 2000.  The  following  is a summary of options and  warrants  granted and forfeited:

                                                                           Weighted
                                                                           Average
                                                 Weighted                  Exercise
                                                 Average                   Price of
                                                 Exercise     Currently   Options and
                                     Options     Price of    Exercisable  Warrants -
                                        and     Options and  Options and   Currently
                                     Warrants     Warrants    Warrants   Exercisable
                                  ------------- ----------- ------------ ------------

Outstanding March 31, 1999             773,000   $      5.44     391,000  $       8.07
  Granted                               11,000   $      4.25
  Forfeited                             (3,500)  $      3.39
                                      --------

Outstanding March 31, 2000             780,500   $      5.43     467,200   $      7.78
  Granted                               61,000   $      3.88
  Forfeited                             (3,500)  $     3.34
                                      --------

Outstanding March 31, 2001             838,000   $      5.33     554,600   $      6.56
                                      ========

Note 8 - Profit Sharing Plan

The  Company  has  adopted a 401(k)  profit  sharing  plan for its  employees.
Employees  become eligible to participate in the plan once they have completed one year of service  and have  reached 21 years of age.  Contributions  by the
Company  and  employees  vest   immediately.   The  Company  matches  100%  of
employees  contributions  up to 3% of the  employees  gross  pay.  During  the years  ended  March  31,  2001 and 2000,  the  Company  matched  approximately
$36,000  and  $34,000,  respectively.  No profit  sharing  contributions  were approved  by the Board of  Directors  for the years  ended  March 31, 2001 and
2000.

Note 9 - Subsequent Event

Subsequent to year-end,  the Company granted options to purchase 18,000 shares of the  Company's  common  stock at an exercise  price of $1.75  (fair  market value at the date of grant) to  employees  of the  Company.  All options  were fully vested at the date of grant.

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

                                                                        Tenure as Officer
             Name               Age               Position(s)               or Director
---------------------------  ---------     -------------------------  ---------------------
      Douglas A. Larson*          46         President and Director       1986 to present
      Kevin M. Sipple             45         Vice President,              1986 to present
                                              Secretary and Director
      Jeremy S. Martin            46         Vice President and           1986 to present
                                              Director
      Robert E. Weidler           55         Vice President               1998 to present
      Cathleen M. Collins         32         Chief Financial Officer      1998 to present
      George J. Schmitt*          69         Director                     1998 to present
      Don P. Van Winkle*          44         Director                     1998 to present

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

Item 10.  Executive Compensation.

The following table sets forth the compensation of Eldorado's President, Douglas
Larson and Vice  Presidents  Kevin Sipple and Jeremy  Martin for the fiscal year ended March 31, 2001.

                                                                    Other Annual
Name and Principal Position           Salary           Bonus        Compensation
-----------------------------    -----------------  -----------  ------------------
Douglas Larson, President            $100,633           -              $15,713
Kevin Sipple, Vice President          100,568           -               10,249
Jeremy Martin, Vice President         100,741           -               12,517

Other annual  compensation in the table above includes totals for the year ended
March 31, 2001 for annual health care premiums, a 3% match for all contributions to the 401(k) plan and a car allowance.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The  following  table sets forth  certain  data with respect to the only persons known by the Company to be the beneficial  owners of more than five percent (5%)
of the  outstanding  shares of common  stock of the Company as of March 31, 2001 and for all Officers and  Directors as a group.  The persons  indicated  are the sole beneficial owners of the stock and possess sole voting and investment power with respect to the shares indicated.

                                          Number of    Percent
 Name and Address of Beneficial Owners      Shares      Owned

 Kevin M. Sipple......................       763,674      25.5%
 43 Fowler Lane
 Eldorado Springs, CO 80025

Douglas A. Larson.....................       786,673(1)   25.8%
12 Baldwin Circle
Eldorado Springs, CO 80025

Jeremy S. Martin......................       771,060      25.7%
2707 - 4th Street
Boulder, CO 80302

George J. Schmitt.....................        50,000       1.6%
11 Castle Pines N.
Castle Rock, CO 80104

Don P. Van Winkle.....................        25,000          *
1600 Indian Wells
Alamogordo, NM 88310

All Officers and Directors as a Group,     2,512,407      79.4%
7 persons (2).........................

(1)   Mr. Larsons's shares include options to buy 11,600 shares held by
      Mr. Larson's spouse.
(2)   The shares owned by all officers and directors as a group include options to buy 58,000 shares each held by Ms. Collins and Mr. Weidler.
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

Item 13.  Exhibits and Reports on Form 8-K.

None

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

Dated:  June 29, 2001

Pursuant to the  requirements of the Securities  Exchange Act of 1934, this
Report is signed  below by the  following  persons on behalf of the Company in the capacities and on the dates indicated.

     Name and Capacity                                              Date
     -----------------                                              ----

/s/ Douglas A. Larson                                          June 29, 2001
Douglas A. Larson, President
and Director

/s/ Kevin M. Sipple                                            June 29, 2001
Kevin M. Sipple, Vice-President,
Secretary and Director

/s/ Jeremy S. Martin                                           June 29, 2001
Jeremy S. Martin, Vice-President
and Director

/s/ George J. Schmitt                                          June 29, 2001
George J. Schmitt, Director

/s/ Don P. Van Winkle                                          June 29, 2001
Don P. Van Winkle, Director

/s/ Cathleen Collins                                           June 29, 2001
Cathleen Collins, Chief Financial Officer