Form 10QSB
period 2001-06-30
ELDORADO ARTESIAN SPRINGS INC
filed 2001-08-14
CIK 796124

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2001

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

Number  shares  of common  stock  outstanding  at the  latest  practicable  date,
August 9, 2001: 2,995,495.

                         ELDORADO ARTESIAN SPRINGS, INC.

                                      INDEX

Part I - Financial Information
   Item 1 - Financial Statements

      Balance Sheets June 30, 2001 (Unaudited) and March 31, 2001

      Unaudited Statements of Operations For the Three Months Ended
       June 30, 2001 and June 30, 2000

      Unaudited Statements of Cash Flows For the Three Months Ended
       June 30, 2001 and June 30, 2000

      Notes to Unaudited Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition
    and Results of Operations

Part II - Other Information

Signature Page

                         ELDORADO ARTESIAN SPRINGS, INC.

                                 Balance Sheets

                                                            June 30,          March 31,
                                                             2001               2001
                                                          -----------       -----------
                                                          (Unaudited)
                                          Assets
 Current assets
   Cash                                                   $    90,185       $   141,332
   Accounts receivable
      Trade, net of allowance for doubtful accounts
      of  $50,000                                             842,029           703,361
      Other                                                    62,616            60,241
   Inventories                                                191,104           217,478
   Prepaid expenses and other                                  27,540            27,540
   Deposits                                                   107,707            89,197
   Deferred income taxes                                       18,165            18,165
                                                          -----------       -----------
            Total current assets                            1,339,346         1,257,314
                                                          -----------       -----------

 Property, plant & equipment - net                          2,117,817         2,180,674
                                                          -----------       -----------

 Other assets
   Water rights - net                                         100,032           101,154
   Other, net                                                  43,611            45,061
                                                          -----------       -----------
            Total other assets                                143,643           146,215
                                                          -----------       -----------

                                                          $ 3,600,806       $ 3,584,203
                                                          ===========       ===========

                           Liabilities and Stockholders' Equity
 Current liabilities
   Line-of-credit                                         $   290,716       $   290,716
   Accounts payable                                           354,532           296,359
   Accrued expenses                                            98,200           122,826
   Customer deposits                                           92,644            88,707
   Current maturities of long-term debt                       284,510           301,907
                                                          -----------       -----------
            Total current liabilities                       1,120,602         1,100,515

 Long-term liabilities
   Long-term debt                                           1,078,319         1,141,604
   Deferred income taxes                                       84,464            84,464
                                                          -----------       -----------
            Total liabilities                               2,283,385         2,326,583
                                                          -----------       -----------

 Stockholders' equity
   Preferred stock, par value $.001 per share;
    10,000,000 shares authorized; 0 issued and
    outstanding                                                    -                 -
   Common stock, par value $.001 per share;
     50,000,000 shares authorized; 2,995,495 issued
     and outstanding                                            2,995             2,995
   Additional paid-in capital                                 984,656           984,656
   Retained earnings                                          329,770           269,969
                                                          -----------       -----------
                                                            1,317,421         1,257,620
                                                          -----------       -----------

                                                          $ 3,600,806       $ 3,584,203
                                                          ===========       ===========

                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                       Unaudited Statements of Operations

                                   For the Three Months Ended
                                            June 30,
                                  ---------------------------
                                      2001            2000
                                  ---------------------------

Revenue
  Water and related                $1,686,230      $1,417,980
  Pool                                 27,603          22,380
  Rentals                              15,073          12,900
                                   ----------       ---------
   Net revenue                      1,728,906       1,453,260

Cost of goods sold                    356,368         256,799
                                   ----------       ---------

Gross profit                        1,372,538       1,196,461
                                   ----------       ---------

Operating expenses
  Salaries and related                626,881         576,721
  Administrative and general          270,619         225,320
  Delivery                             93,379          73,017
  Advertising and promotions          178,659         117,670
  Depreciation and amortization        80,334          87,588
                                   ----------       ---------
                                    1,249,872       1,080,316
                                   ----------       ---------

Operating income                      122,666         116,145
                                   ----------       ---------

Other income (expense)
  Interest income                           -           2,533
  Interest expense                    (37,235)        (37,875)
                                   ----------       ---------
                                      (37,235)        (35,342)
                                   ----------      ----------

 Income before income taxes            85,431          80,803

Provision for income taxes             25,630          28,281
                                   ----------       ---------

Net income                         $   59,801       $  52,522
                                   ==========       =========

Basic earnings per common share
                                   $     0.02       $     .02
                                   ==========       =========

Weighted average number of
shares outstanding                  2,995,495       2,995,495
                                   ==========       =========

                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                       Unaudited Statements of Cash Flows

                                                                 Three Months Ended
                                                                     June 30,
                                                            ----------      ----------

                                                               2001            2000
                                                            ----------      ----------
Cash flows from operating activities
  Net income                                                $   59,801      $   52,522
                                                            ----------      ----------
  Adjustments  to  reconcile  net  income  to  net  cash
   provided by operating activities
   Depreciation and amortization                                80,334          87,588
   Changes in certain assets and liabilities
     Accounts receivable                                      (141,043)        (89,897)
     Inventories                                                26,374           9,078
     Prepaid expenses and other                                      -          (4,738)
     Accounts payable                                           58,173          20,009
     Accrued expenses                                          (24,626)        (13,945)
     Deposits                                                  (18,510)             -
     Customer deposits                                           3,937           1,089
                                                            ----------      ----------
      Net cash provided by operating activities                 44,440          61,706
                                                            ----------      ----------

Cash flows from investing activities
  Purchase of property and equipment                           (14,905)        (66,206)
  Purchases of other assets                                         -          (20,310)
                                                            ----------      ----------
      Net cash flows used in investing activities              (14,905)        (86,516)
                                                            ----------      ----------

Cash flows from financing activities
  Payments on long-term debt                                   (80,682)        (57,951)
                                                            ----------      ----------
      Net cash flows used in financing activities              (80,682)        (57,951)
                                                            ----------      ----------

Net decrease in cash                                           (51,147)        (82,761)

Cash-- beginning of period                                     141,332         360,644
                                                            ----------      ----------

Cash-- ending of period                                     $   90,185      $  277,883
                                                            ==========      ==========

Supplemental disclosures of cash flow information:
  Cash paid for  interest  for the three  months ended June 30, 2001 and June 30,
   2000 was $37,235 and $37,875, respectively.

Supplemental disclosures of non-cash investing activity:
  During the three  months ended June 30, 2001 and 2000,  equipment  was acquired through a capital lease for $0 and $36,150, respectively.

                        See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                     Notes to Unaudited Financial Statements

Note 1 - Summary of Significant Accounting Policies

Interim Unaudited Financial Statements

The interim  financial  statements  are  unaudited  and  reflect all  adjustments
(consisting only of normal recurring  adjustments),  which are, in the opinion of management,  necessary  for a fair  presentation  of the  financial  position and operating  results for the interim  periods.  The results of  operations  for the three months ended June 30, 2001 and 2000 are not  necessarily  indicative of the results  of the  entire  year.  The  financial  statements  included  herein  are presented in accordance  with the  requirements  of Form 10-QSB and  consequently do not include all of the disclosures  normally made in the  registrant's  annual
Form 10-KSB  filing.  These  financial  statements  should be read in conjunction with the financial  statements and notes thereto  contained in the Company's Form
10-KSB for the year ended March 31, 2001.

Note 2 - Stockholders' Equity

Stock Option Plan

On May 1,  2001,  the  Company  granted  17,500  options to  employees  under the
Company's  1997 Stock  Option Plan to purchase  common  stock at $1.75 per share, fair market value at the date of the grant.

Note 3 - Commitments

New Facility

In November  2000,  the Company  entered  into an  agreement  for the purchase of
land  and  the  construction  of  a  bottling  and  distribution   facility.  The
estimated  total  contractual  obligation is $3,380,500  and as of June 30, 2001,
$353,577  has been  paid for  expenditures  related  to the new  facility  and is reflected  in property,  plant and  equipment as  construction  in progress.  The
Company has  received  commitment  agreements  to provide  financing  for the new facility  from the Small  Business  Administration  and a bank.  The two  funding sources  combined have agreed to extend credit in the amount of $2,842,000  for a twenty-five  year  term,  subject  to other  defined  terms and  conditions.  Any costs in excess in the two  aforementioned  credit sources will be funded through operations.

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

According  to the Bottled  Water  Reporter  (April/May  2001)  beverage  industry analysts  reveal that bottled water is the fastest  growing major category in the entire  industry.  The  bottled  water  industry  as  whole  is  a  $5.7  billion business  and is  currently  growing  at a rate  of 9% to 10% per  year.  The PET segment of the bottled  water  industry is currently a $1.9 billion  business and is growing at a much faster rate (at an  estimated  25% to 35% per year) than the industry  as a whole.  The  bottled  water  market is  currently  at 5.0  billion gallons per year and  analysts  estimate  that the bottled  water  industry  will surpass 7.0 billion gallons by 2005.

The Company has  experienced  growth in the most recent  years that  necessitated the need for  additional  office space and warehouse  space.  In January of 2001, the Company began  construction  of a new facility in Louisville,  Colorado about
10 miles from  Eldorado  Springs.  The facility  will  function as the  bottling, distribution  and office  facilities.  The  building is scheduled to be completed
July 2001.  Total square footage of the building is  approximately  38,000 square feet.  The Company  will  continue  to bottle the same spring  water that will be transported  from  the  spring  in  Eldorado  Springs  to  the  new  facility  in stainless steel tanker trucks.

Results of Operations

Net  revenues  for the three  months  ended June 30, 2001  increased  $275,646 or
19.0%  compared to the same period  ended June 30, 2000.  Five and three  gallons product sales  increased  20.7% for the three months ended June 30, 2001 compared to  the  same  period  of the  prior  year.  Sales  of  the  one-gallon  products increased  32.7% for the three  months  ended June 30, 2001  compared to the same period of the prior year.  Sales of the PET  products  (1.5  liters and  smaller)
increased  12.9% for the three  months  ended June 30, 2001  compared to the same period of the prior  year.  Five and  three  gallon  product  sales  account  for
56.5% of net revenues,  one gallon products  account for 9.0% of revenues and PET products account for 19.7% of revenues.

For the  three  months  ended  June  30,  2001  cost of goods  sold was  $356,368 compared to $256,799 for the three months  ended June 30, 2000.  Resulting  gross profit was 79.4% of revenues for the three  months  ended June 30, 2001  compared with a gross  profit of 82.3% for the  three  months  ended  June 30,  2000.  The decrease in gross  profit  compared to the same  period in the  previous  year is the  result of the  change in  product  mix with an  emphasis  on the sale of the smaller PET products  during the three  months ended June 30, 2001.  Gross profit
increased   14.7%  from  $1,196,461  for  the  three  months  June  30,  2000  to
$1,372,538 for the three months ended June 30, 2001.

Operating  expenses for the three months ended June 30, 2001  increased  15.7% to
$1,249,872  from  $1,080,316 for the same period of the prior year.  Salaries and related  expenses  increased  8.7% for the  three  months  ended  June 30,  2001.
Salaries  and  related  expenses  were  $626,881  or 36.3% of sales for the three months  ended June 30,  2001  compared to $576,721 or 39.7% of sales for the same period of the prior year.  The increase in salaries  and related  expenses is due to the  increase  in  revenues  for  the  same  period  and the  increased  wages involved in obtaining  and  servicing  new and existing  customers.  The increase in  salaries  and  related  expenses  is  also  due to the  additional  costs  of operating  within a limited  amount of space.  The  Company has plans to move the bottling  facility at which time  management  expects more efficient  operations.
In  addition,  the  Company  is  incurring  additional  personnel  and  operating expenses as a result of product  volume growth  straining  processing in the near term as production and delivery  requirements  increase faster than the expansion facilities  can be  completed.  While  the  Company  is  making  every  effort to mitigate these effects,  the Company believes  additional costs and expenses will be  incurred  until the  expansion  facilities  are fully  operational  in August
2001.

For the three months ended June 30, 2001  advertising  and  promotional  expenses were  $178,659  or 10.3% of sales  compared  to $117,670 or 8.1% of sales for the
same  period  of  the  prior  year.   Management  expects  that  advertising  and
promotional  expenses will remain at the historical  level of  approximately  10%
of annual sales.

Delivery  expenses  increased  27.9% to  $93,379  or 5.4% of sales  for the three months  ended  June 30,  2001  compared  to $73,017 or 5.0% of sales for the same period  ended June 30,  2000.  Delivery  costs  increased  due to the increase in revenues and the costs associated with the operation of delivery vehicles.

For the three  months  ended June 30, 2001  general and  administrative  expenses increased  20.1% to $270,619  from  $225,320 for the same three months ended June
30,  2000.  The  increase in general and  administrative  expenses is  consistent with the increase in revenues.

Depreciation  and  amortization  decreased  8.3% for the three  months ended June
30, 2001. The decrease in  depreciation  and  amortization  is due to the certain fixed assets that are now fully depreciated.

Eldorado's  net  income for the first  three  months of fiscal  2001 was  $59,801 compared to $52,522 for the three  months  ended June 30,  2000.  The increase in net income is a result of the  increase  in sales for the three  months of fiscal
2001.

Liquidity and Capital Resources

Trace  accounts  receivable  for the three  months ended June 30, 2001 were 19.7%
higher  than at the year ended March 31,  2001.  Days sales  outstanding  at June
30,  2001 was  approximately  44 days,  which was lower  than June 30,  2000,  of approximately 49 days.

Cash flows  provided from  operating  activities was $44,440 for the three months ended June 30, 2001 as compared to cash  provided  from  operating  activities of
$61,706 for the three months  ended  June 30,  2000,  a decrease of $17,266.  The decrease of cash  provided  from  operating  activities  primarily  reflects  the increase in accounts  receivable.  Cash flows from investing activities had a net outflow of $14,905 for the three months  ended June 30, 2001  compared to $86,516 during the same period of 2000.

The Company  renewed the agreement with a bank for a  line-of-credit  of $500,000 for an  additional  year in June 2001.  The interest  rate is calculated at prime plus 0.5%,  which was 7.25% at June 30,  2001.  Interest  is payable  monthly and the  line is  cross-collateralized  by  substantially  all of the  assets  of the
Company. The outstanding balance was 290,716 at June 30, 2001.

In November  2000,  the Company  entered  into an  agreement  for the purchase of land and the construction of a bottling and distribution  facility.  The building is  expected  to be  completed  in July 2001.  The  estimated  total  contractual obligation  is  $3,380,500  and as of June 30,  2001,  $353,577 has been paid for expenditures  related to the new facility  and is  reflected  in property,  plant and equipment as  construction in progress.  The Company has received  commitment agreements  to provide  financing  for the new facility  from the Small  Business
Administration  and a bank.  The two  funding  sources  combined  have  agreed to extend credit in the amount of $2,842,000  for a twenty-five  year term,  subject to  other  defined  terms  and  conditions.  Any  costs  in  excess  in  the  two aforementioned credit sources will be funded through operations.

On May 19, 1998,  the Company  registered  875,000  shares of common stock of the
Company  pursuant  to the 1997  stock  option  plan.  The plan  provides  for the grant of stock options to employees,  directors and  consultants  of the Company.
As of June 30, 2001,  593,000  options  were  outstanding,  of which  292,100 are fully  vested.  All of the options were  granted at an option price  representing
100% of the  fair  market  value on the date of the  grant as  determined  by the
Board of Directors.

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

Exhibit 99.H  Contract to Buy and Sell Real Estate

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