Form 10QSB
period 2001-09-30
ELDORADO ARTESIAN SPRINGS INC
filed 2001-11-14
CIK 796124

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2001

Commission File Number: 33-6738-D

                         Eldorado Artesian Springs, Inc.
        (Exact name of registrant as specified in its charter as amended)

             Colorado                                  84-0907853
------------------------------------         --------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
           incorporation)                            Or organization)

  PO Box 445, Eldorado Springs, Colorado                 80025
------------------------------------------   -----------------------------------
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

Yes   X   No _____
    -----

Number  shares  of  common  stock  outstanding  at  the  latest  practicable  date,
September 30, 2001 : 2,995,495.

                         ELDORADO ARTESIAN SPRINGS, INC.

                                      INDEX

Part I - Financial Information
Item 1 - Financial Statements

Balance Sheets September 30, 2001 (Unaudited) and March 31, 2001

Unaudited Statements of Operations For the Six Months and Three Months Ended
 September 30, 2001 and September 30, 2000

Unaudited Statements of Cash Flows For the Six Months Ended
 September 30, 2001 and September 30, 2000

Notes to Unaudited Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition
    and Results of Operations

Part II - Other Information

Signature Page

                         ELDORADO ARTESIAN SPRINGS, INC.

                                 Balance Sheets

                                                                September 30, March 31,
                                                                    2001         2001
                                                                 ----------   ----------
                                                                 (Unaudited)
                                     Assets
Current assets
  Cash .......................................................   $   60,581   $  141,332
  Accounts receivable
     Trade, net ..............................................      850,872      703,361
     Other ...................................................       60,442       60,241
  Inventories ................................................      248,266      217,478
  Prepaid expenses and other .................................       27,540       27,540
  Deposits ...................................................      120,729       89,197
  Deferred income taxes ......................................       18,165       18,165
                                                                 ----------   ----------
           Total current assets ..............................    1,386,595    1,257,314
                                                                 ----------   ----------

Property, plant & equipment - net ............................    5,335,361    2,180,674
                                                                 ----------   ----------

Note receivable related party ................................      400,000         --
Water rights - net ...........................................       99,284      101,154
Other, net ...................................................      101,917       45,061
                                                                 ----------   ----------
                                                                    601,201      146,215
                                                                 ----------   ----------

Total ........................................................   $7,323,157   $3,584,203
                                                                 ==========   ==========

                      Liabilities and Stockholders' Equity
Current liabilities
  Line-of-credit .............................................   $     --     $  290,716
  Accounts payable ...........................................      479,561      296,359
  Accrued expenses ...........................................      208,797      122,826
  Customer deposits ..........................................      106,662       88,707
  Current maturities of long-term debt .......................      536,422      301,907
                                                                 ----------   ----------
           Total current liabilities .........................    1,331,442    1,100,515

Long-term liabilities
  Long-term debt .............................................    3,634,918    1,141,604
  Deferred gain ..............................................      357,544         --
  Deferred income taxes ......................................      276,864       84,464
                                                                 ----------   ----------
           Total liabilities .................................    5,600,768    2,326,583
                                                                 ----------   ----------

Stockholders' equity
  Preferred stock, par value $.001 per share;
   10,000,000 shares authorized; 0 issued and ................         --           --
   outstanding
  Common stock, par value $.001 per share;
    50,000,000 shares authorized; 2,995,495 issued ...........        2,995        2,995
    and outstanding
  Additional paid-in capital .................................      984,656      984,656
  Retained earnings ..........................................      734,738      269,969
                                                                 ----------   ----------
                                                                  1,722,389    1,257,620
                                                                 ----------   ----------

                                                                 $7,323,157   $3,584,203
                                                                 ==========   ==========

                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                       Unaudited Statements of Operations

                                   For the Three Months Ended   For the Six Months Ended
                                           September                   September
                                  --------------------------    --------------------------
                                      2001           2000          2001            2000
                                  -----------    -----------    -----------    -----------

Revenue
  Water and related ...........   $ 2,042,719    $ 1,659,067    $ 3,728,949    $ 3,077,047
  Pool ........................        66,242         60,662         93,845         83,042
  Rentals .....................        24,740         12,900         39,813         25,800
                                  -----------    -----------    -----------    -----------
   Net revenue ................     2,133,701      1,732,629      3,862,607      3,185,889

Cost of goods sold ............       433,707        381,115        790,075        637,914
                                  -----------    -----------    -----------    -----------

Gross profit ..................     1,699,994      1,351,514      3,072,532      2,547,975
                                  -----------    -----------    -----------    -----------

Operating expenses
  Salaries and related ........       692,297        678,992      1,319,178      1,255,713
  Administrative and general ..       360,060        254,706        630,679        480,026
  Delivery ....................       125,870        106,786        219,249        179,803
  Advertising and promotions ..       248,257        268,191        426,916        385,861
  Depreciation and amortization        90,286         90,884        170,620        178,472
                                  -----------    -----------    -----------    -----------
                                    1,516,770      1,399,559      2,766,642      2,479,875
                                  -----------    -----------    -----------    -----------

Operating income ..............       183,224        (48,045)       305,890         68,100
                                  -----------    -----------    -----------    -----------

Other income (expense)
  Interest income .............         2,510          2,785          2,510          5,318
  Gain on sale of asset .......       519,937           --          519,937           --
  Interest expense ............       (57,433)       (31,990)       (94,668)       (69,865)
                                  -----------    -----------    -----------    -----------
                                      465,014        (29,205)       427,779        (64,547)
                                  -----------    -----------    -----------    -----------

Net income ....................       648,238        (77,250)       733,669          3,553

Provision for income taxes
  Current .....................        50,870        (27,037)        76,500           --
    Deferred ..................       192,400           --          192,400          1,244
                                  -----------    -----------    -----------    -----------
                                      243,270        (27,037)       268,900          1,244

Net income (loss) .............       404,968        (50,213)   $   464,769    $     2,309
                                  ===========    ===========    ===========    ===========

Basic earnings (loss) per
common share ..................   $      0.13    $     (0.02)   $      0.16    $      0.00
                                  ===========    ===========    ===========    ===========

Weighted average number of
shares outstanding ............     2,995,495      2,995,495      2,995,495      2,995,495
                                  ===========    ===========    ===========    ===========

                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                       Unaudited Statements of Cash Flows

                                                              Six Months Ended
                                                                September 30,
                                                           ----------------------
                                                              2001        2000
                                                           ---------    ---------
Cash flows from operating activities
  Net income ...........................................   $ 464,769    $   2,309
                                                           ---------    ---------
  Adjustments  to  reconcile  net  income  to  net  cash
   provided by operating activities
   Depreciation and amortization .......................     170,620      178,472
      Gain on the sale of fixed assets .................    (519,937)        --
      Deferred income taxes ............................     192,400         --
   Changes in certain assets and liabilities
     Accounts receivable ...............................    (147,712)    (172,328)
     Inventories .......................................     (30,788)     (35,373)
     Prepaid expenses and other ........................        --         22,030
     Deposits ..........................................     (31,532)        --
     Accounts payable ..................................     183,202      181,873
     Accrued expenses ..................................      85,971       13,876
     Customer deposits .................................      17,955        9,907
                                                           ---------    ---------
                                                             (79,821)     198,457
                                                           ---------    ---------
      Net cash provided by operating activities ........     384,948      200,766
                                                           ---------    ---------

Cash flows from investing activities
  Proceeds from sale of property .......................     500,000         --
  Purchase of property and equipment ...................    (452,387)     (90,649)
  Proceeds from issuance of notes receivable ...........        --           --
  Payments received on notes receivable ................        --           --
  Purchases of other assets ............................     (60,328)     (83,472)
                                                           ---------    ---------
      Net cash flows used in investing activities ......     (12,715)    (174,121)
                                                           ---------    ---------

Cash flows from financing activities
  Payments on long-term debt ...........................    (162,268)    (121,240)
  Payments on line-of-credit ...........................    (290,716)        --
                                                           ---------    ---------
      Net cash flows used in financing activities ......    (452,984)    (121,240)
                                                           ---------    ---------

Net decrease in cash ...................................     (80,751)     (94,595)

Cash-- beginning of period .............................     141,332      360,644
                                                           ---------    ---------

Cash-- ending of period ................................   $  60,581    $ 266,049
                                                           =========    =========

Supplemental disclosures of cash flow information:
  Cash paid for interest for the six months ended  September 30, 2001and  September
   30, 2000 was $94,667 and $69,865  respectively.  Cash paid for  interest for the three months ended  September  30, 2001 and  September  30, 2000 was $57,432 and
   $31,990, respectively.
Supplemental disclosures of noncash investing and financing activities:
  During the six months ended  September 30, 2001 and 2000,  equipment was acquired through a capital lease for $48,096 and $111,790,  respectively.  During the six months ended  September 30, 2001,  notes payable of $2,842,000 were entered into for the  purchase of real  estate,  and real estate sales were made for cash and
   $400,000 in notes receivable.

                        See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                     Notes to Unaudited Financial Statements

Note 1 - Summary of Significant Accounting Policies

Interim Unaudited Financial Statements

The  interim  financial  statements  are  unaudited  and  reflect  all  adjustments
(consisting  only of normal  recurring  adjustments)  which are,  in the opinion of management,  necessary  for a fair  presentation  of  the  financial  position  and operating  results  for the interim  periods.  The  results of  operations  for the three  and six  months  ended  September  30,  2001 and  2000  are not  necessarily indicative  of the results of the entire year.  The financial  statements  included herein  are  presented  in  accordance  with the  requirements  of Form  10-QSB and
consequently  do  not  include  all  of  the  disclosures   normally  made  in  the
registrant's  annual Form  10-KSB  filing.  These  financial  statements  should be read in conjunction  with the financial  statements and notes thereto  contained in the Company's Form 10-KSB for the year ended March 31, 2001.

Note 2 - Asset Purchase on Sales

New Facility Purchase

In November  2000,  the Company  entered into an agreement for the purchase of land and the construction of a bottling and distribution  facility.  In August 2001, the
Company  closed  on  the  purchase  of  the  facility   contract  for  a  price  of
approximately  $3,400,000.   The  Company  received  bank  financing  for  the  new
facility  in the  amount  of  $2,842,000,  with a term  of  twenty-five  years  and interest at prime plus 0.75%,  subject to other  defined terms and  conditions.  In addition, the Company paid the unfinanced portion in cash.

Sale of Real Estate

In August 2001,  the Company  entered into an agreement to sell certain  parcels of real estate to three  senior  executives  of the  Company for a total of  $900,000.
The Company  received  cash from the sale of $500,000.  The Company  also  provided
60 month carry back  financing of $400,000 with interest at 7.5% due annually.  The carry back  financing  is secured by a junior deed of trust on each  property  with the senior lender holding a first deed of trust.  The Company  recognized a gain on the real estate sales of $519,937 and  deferred an  additional  $357,544 of gain as required by the terms of the carry back note.

Note 3 - Operating Leases

Additional Leases

The  Company   entered   into  lease   obligations   that   required   payments  of
approximately  $8,700 per month through the fall of 2006.  These lease  obligations were for additional bottling equipment at the new facility.

Note 4 - Stockholders' Equity

Stock Option Plan

On May 1,  2001,  the  Company  granted  17,500  options  to  employees  under  the
Company's 1997 Stock Option Plan to purchase common stock at $1.75 per share,  fair market value at the date of the grant.

Note 5 - Recently Issued Accounting Pronouncements

In June 2001 the Financial  Accounting  Standards  Board issued FASB Statements 141 and 142.  These  statements,  among  other  items,  deal  with the  accounting  for business  acquisitions and intangible assets including  goodwill.  The Company will be adopting these  accounting  pronouncements  on April 1, 2002. Among other items, these new  standards  will  change the  accounting  for  amortization  of  goodwill expense and the  impairment of goodwill in a manner  different  than they have been in the past.  The Company has not entered into business  combinations  and does not have any  goodwill  recorded on its  financial  statements.  The  Company  does not believe these  accounting  pronouncements  will have any effect on existing Company assets.

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

The Company has experienced  growth in the most recent years that  necessitated the need for  additional  office space and  warehouse  space.  In January of 2001,  the
Company  began  construction  of a new facility in  Louisville,  Colorado  about 10 miles  from  Eldorado  Springs.  The new  warehouse  space  consists  of a total of approximately  38,000  square feet.  The facility was  completed in August 2001 and the  Company  began to operate on a limited  basis out of the new  facility at that time.  The company  initially  moved all office  personnel to the new facility.  In addition,  the  delivery  trucks also began  operating  out of the new facility and
the  products  were   transported   between   Eldorado  and  the  new  facility  in
Louisville.  In  September  2001,  the  Company  moved the 5 and 3 gallon  bottling lines to the new  facility.  At this  time,  the water was  transported  to the new facility in stainless steel tanker trucks.

Once at the new  facility  the  water  is then  transferred  into  stainless  steel holding tanks until it is used for bottling.  The PET and gallon lines  continue to operate out of the plant in Eldorado  Springs and are  scheduled to be moved to the new facility in November 2001.

Results of Operations

Net revenues  for the six months ended  September  30, 2001  increased  $676,718 or
21.2%  compared to the same period ended  September 30, 2000.  Net revenues for the three months ended  September 30, 2001 increased  $401,072 or 23.1% compared to the same  period  ended  September  30,  2000.  Five and three  gallons  product  sales increased  20.6% for the six months ended  September  30, 2001 compared to the same period of fiscal 2000.  Sales of the one gallon  products  increased  24.9% for the six months  ended  September  30, 2001  compared to the same period of fiscal 2000.
Sales  of  the  PET  products  (1.5  liters  and  smaller)  generated  the  largest percentage  increase and  increased  27.9% for the six months ended  September  30,
2001  compared to the same period of fiscal  2000.  Five and three  gallon  product sales  account  for  53.6% of net  revenues,  PET  products  account  for  21.9% of revenues and one gallon products account for 9.8% of revenues.

For the six  months  ended  September  30,  2001  cost of goods  sold was  $790,075 compared to $637,914 for the six months  ended  September  30, 2000.  For the three months  ended  September  30,  2001 costs of goods sold was  $433,707  compared  to
$381,115 for the three  months ended  September  30, 2000.  Resulting  gross profit was 79.5% of revenues for the six months ended  September  30, 2001 compared with a gross profit of 79.9% for the six months  ended  September  30, 2000.  Gross profit increased  20.5% from  $2,547,975  for the six months ended  September  30, 2000 to
$3,072,532  for the six months ended  September  30, 2001.  Gross profit  increased
25.7% for the three months ended September 30, 2000.

Operating  expenses for the six months ended  September 30, 2001 increased 11.6% to
$2,766,642  from  $2,479,875  for the same  period  of fiscal  2000.  For the three months ended  September 30, 2001,  operating  expenses  increased  8.3% compared to the same period of fiscal 2000.  Salaries and related  expenses  increased 5.1% for the six months  ended  September  30,  2001.  Salaries  and related  expenses  were
$1,319,178  or 34.2% of sales for the six months ended  September 30, 2001 compared to  $1,255,713  or 39.4% of sales  for the same  period  of  fiscal  2000.  For the three months ended  September  30, 2001  salaries  and related  expenses  increased
1.9%  compared to the three  months  ended  September  30,  2000.  The  increase in salaries  and  related  expenses is due to the  increase  in revenues  for the same period  and the  increased  wages  involved  in  obtaining  and  servicing  new and existing  customers.  The increase in salaries and related  expenses is also due to the  additional  costs of operating at the location in Eldorado  Springs as well as the new facility in Louisville.  The Company  anticipates  that the move to the new bottling  facility will result in more efficient  operations.  The Company  expects to be fully operational at the new facility in November 2001.

For the six months ended September 30, 2001  advertising  and promotional  expenses were  $429,916  or 11.1% of sales  compared  to  $385,861 or 12.1% of sales for the same  period  of fiscal  2000.  For the  three  months  ended  September  30,  2001 advertising  and  promotional  expenses were $248,257 or 11.6% of sales compared to
$268,191  or  15.4% of  sales  for the  same  period  of  fiscal  2000.  Additional advertising  expenditures  are  typically  incurred  during  the first  half of the fiscal year due to the  increased  advertising  during the summer  months that fall during this period.  Management  expects that advertising and promotional  expenses will remain at the historical level of  approximately  10% of annual sales in order to continue increase market penetration and brand awareness.

Delivery  expenses  increased 21.9% to $219,249 or 5.7% of sales for the six months ended  September 30,  2001  compared  to  $179,803  or 5.6% of  sales  for the same period ended  September  30, 2000.  For the three months ended  September  30, 2001 delivery  expenses  increased  17.8%  compared to the same  period of fiscal  2000.
Delivery costs  increased due to the increase in revenues and the costs  associated with the operation of delivery vehicles.

General and  administrative  expenses for the six months ended  September  30, 2001 increased  31.4% to $630,679  from  $480,026  for the same  period of fiscal  2000.
For the three months ended September 30, 2001 general and  administrative  expenses increased  $105,354 or 41.3%. The increase in general and  administrative  expenses is due to the  increase in  revenues.  The  increase in general and  administrative expenses is also due to the  additional  costs  incurred by the Company  related to the move to the new  facility.  The  Company  expects  that  these  costs  will not continue  in the  future  when  all  operations  are at the  new  facility  and the savings and operational efficiencies can be fully realized.

Depreciation  and  amortization  decreased 4.4% for the six months ended  September
30,  2001.  Certain  fixed  assets  of the  Company  have  been  fully  depreciated recently and that  accounted  for the decrease in  depreciation  and  amortization.
Eldorado continues to purchase  additional  equipment  associated with the increase in additional  home and  commercial  accounts.  In addition,  the new facility that was recently purchased will add to future depreciation  expenses.  Depreciation and amortization  expenses  for the six months  ended  September  30, 2001 were 4.4% of sales compared to 5.6% of sales for the six months ended September 30, 2000.

Eldorado's  net  income  for the first  six  months  of  fiscal  2001 was  $464,769 compared to $2,309 for the six months ended  September  30,  2000.  The increase in net  income  was  directly  related  to the sale of real  estate by the  Company in
August  2001.  The sale of the real  estate  resulted  in a gain on the sale of the asset of $519,937.

Liquidity and Capital Resources

Trace accounts  receivable  for the six months ended  September 30, 2001 were 20.9%
higher  than  at  the  year  ended  March  31,  2001.  Days  sales  outstanding  at
September 30, 2001 was  approximately  40 days compared to approximately 48 days at
September 30, 2000.

Cash  flow  from  operating  activities  was  $384,948  for  the six  months  ended
September  30, 2001 as compared to cash  provided  from  operations  of 200,766 for the six months ended  September 30, 2000, an increase of $184,182.  The increase in operating  cash flows is  primarily  due to net income.  In  addition,  the Company experienced an increase in current  liabilities in  anticipation of the move to the new facility.

Cash flow from  investing  activities  had a net  outflow  of  $12,715  for the six months  ended  September  30, 2001  compared  to a net outflow of $174,121  for the same  period of fiscal  2000.  The  decrease in cash  outflow  from  investing  was primarily  attributable  to the cash  proceeds  from the sale of real  estate  that offset the cash  purchases  related to the new  warehouse  facility.  The  purchase price  of the new  facility  was  approximately  $3,400,000  of which  the  Company received  bank  financing  in the  amount  of  $2,842,000  and paid the  unfinanced portion in cash.  Based on the terms of the  contract  the  Company  sold  property valued  at  $900,000  and  received  $500,000  in  cash  and  provided  carry  back financing of $400,000.

On May 19,  1998,  the Company  registered  875,000  shares of common  stock of the
Company  pursuant to the 1997 stock  option plan.  The plan  provides for the grant of stock options to  employees,  directors and  consultants  of the Company.  As of
September 30, 2001,  558,000 options were  outstanding,  of which 274,600 are fully vested.  All of the options were granted at an option  price  representing  100% of the fair  market  value on the date of the  grant  as  determined  by the  Board of
Directors.

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

10.1 - Contract to Buy and Sell Real Estate (Commercial)
10.2 - Contract to Buy and Sell Real Estate (Residential)
10.3 - Contract to Buy and Sell Real Estate (Residential)
10.4 - Seller CarryBack Promissory Note
10.5 - Seller CarryBack Promissory Note
10.6 - Pledge Agreement
10.7 - Pledge Agreement

                                   Signatures

Pursuant  to  the  requirements  of  the  Securities   Exchange  Act  of  1934  the
Registrant  has  duly  caused  this  report  to be  signed  on  its  behalf  by the undersigned thereunto duly authorized.

ELDORADO ARTESIAN SPRINGS, INC.

By: /s/ Douglas Larson
Douglas A. Larson, President

By: /s/ Kevin  M. Sipple
Kevin M. Sipple, Secretary

By: /s/ Cathleen Collins-Shoenfeld
Cathleen Collins-Shoenfeld, Chief Financial Officer