Form 10QSB
period 2001-12-31
ELDORADO ARTESIAN SPRINGS INC
filed 2002-02-14
CIK 796124

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended December 31, 2001

Commission File Number: 33-6738-D

                         Eldorado Artesian Springs, Inc.
        (Exact name of registrant as specified in its charter as amended)

               Colorado                                  84-0907853
------------------------------------         --------------------------------
     (State or other jurisdiction of            (IRS Employer Identification No.)
              incorporation)                          Or organization)

294 Artesian Drive, Eldorado Springs, Colorado               80025
------------------------------------------   -----------------------------------
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

Yes   X   No _____
    -----

Number  shares of common  stock  outstanding  at the  latest  practicable  date,
February 12, 2002: 2,995,495.

                         ELDORADO ARTESIAN SPRINGS, INC.

                                       INDEX
                                       -----

Part I - Financial Information
   Item 1 - Financial Statements

Balance Sheets December 31, 2001 (Unaudited) and March 31, 2001

Unaudited Income Statements For the Three Months and Nine Months Ended December 31, 2001 and December 31, 2000

Unaudited Statements of Cash Flows For the Nine Months Ended December 31, 2001 and December 31, 2000

Notes to Unaudited Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information

Signature Page

                         ELDORADO ARTESIAN SPRINGS, INC.

                                 Balance Sheets

                                                                 December 31,  March 31,
                                                                    2001         2001
                                                                 ----------   ----------
                                                                 (Unaudited)
                                     Assets
Current assets
  Cash .......................................................   $  138,736   $  141,332
  Accounts receivable
     Trade, net ..............................................      877,317      703,361
     Other ...................................................       12,574       60,241
  Inventories ................................................      197,740      217,478
  Prepaid expenses and other .................................       46,073       27,540
  Deposits ...................................................       69,411       89,197
  Deferred income taxes ......................................       18,165       18,165
                                                                 ----------   ----------
           Total current assets ..............................    1,360,016    1,257,314
                                                                 ----------   ----------

Property, plant & equipment - net ............................    5,448,783    2,180,674
                                                                 ----------   ----------

Notes receivable related party ...............................      410,000         --
Water rights - net ...........................................       98,162      101,154
Other, net ...................................................       99,873       45,061
                                                                 ----------   ----------
                                                                    608,035      146,215
                                                                 ----------   ----------

Total ........................................................   $7,416,834   $3,584,203
                                                                 ==========   ==========

                      Liabilities and Stockholders' Equity
Current liabilities
  Line-of-credit .............................................   $  130,000   $  290,716
  Accounts payable ...........................................      462,243      296,359
  Accrued expenses ...........................................      158,004      122,826
  Customer deposits ..........................................      106,903       88,707
  Current maturities of long-term debt .......................      528,291      301,907
                                                                 ----------   ----------
           Total current liabilities .........................    1,385,441    1,100,515

Long-term liabilities
  Long-term debt .............................................    3,653,870    1,141,604
  Deferred gain ..............................................      357,544         --
  Deferred income taxes ......................................      276,864       84,464
                                                                 ----------   ----------
           Total liabilities .................................    5,673,719    2,326,583
                                                                 ----------   ----------

Stockholders' equity
  Preferred stock, par value $.001 per share;
   10,000,000 shares authorized; 0 issued and ................         --           --
   outstanding
  Common stock, par value $.001 per share;
    50,000,000 shares authorized; 2,995,495 issued ...........        2,995        2,995
    and outstanding
  Additional paid-in capital .................................      984,656      984,656
  Retained earnings ..........................................      755,464      269,969
                                                                 ----------   ----------
                                                                  1,743,115    1,257,620
                                                                 ----------   ----------

                                                                 $7,416,834   $3,584,203
                                                                 ==========   ==========

                        See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                           Unaudited Income Statements

                                  For the Three Months Ended     For the Nine Months Ended
                                         December 31,                  December 31,
                                  --------------------------    --------------------------
                                      2001            2000          2001           2000
                                  -----------    -----------    -----------    -----------

Revenue
  Water and related ...........   $ 1,851,653    $ 1,309,599    $ 5,580,602    $ 4,386,645
  Pool ........................          --             --           93,845         83,042
  Rentals .....................       (16,672)        12,396         23,141         38,196
                                  -----------    -----------    -----------    -----------
   Net revenue ................     1,834,981      1,321,995      5,697,588      4,507,883

Cost of goods sold ............       344,582        190,053      1,134,657        827,967
                                  -----------    -----------    -----------    -----------

Gross profit ..................     1,490,399      1,131,942      4,562,931      3,679,916
                                  -----------    -----------    -----------    -----------

Operating expenses
  Salaries and related ........       731,669        589,893      2,050,847      1,845,606
  Administrative and general ..       254,714        195,580        892,893        675,606
  Delivery ....................       127,144         92,247        346,393        272,050
  Advertising and promotions ..       174,646        129,387        601,562        515,248
  Depreciation and amortization       104,185         88,825        274,805        267,297
                                  -----------    -----------    -----------    -----------
                                    1,392,358      1,095,932      4,166,500      3,575,807
                                  -----------    -----------    -----------    -----------

Operating income ..............        98,041         36,010        396,431        104,109
                                  -----------    -----------    -----------    -----------

Other income (expense)
  Interest income - related
   party ......................         7,504            951         10,014          6,269
  Gain on sale of asset .......          --             --          519,937           --
  Interest expense ............       (77,320)       (33,779)      (171,988)      (103,644)
                                  -----------    -----------    -----------    -----------
                                      (69,816)       (32,828)       357,963        (97,375)
                                  -----------    -----------    -----------    -----------

Income before income taxes ....        28,225          3,182        754,394          6,734

Provision for income taxes ....         7,500          1,114        268,900          2,357
                                  -----------    -----------    -----------    -----------

Net income ....................        20,725          2,068    $   485,494    $     4,377
                                  ===========    ===========    ===========    ===========

Basic earnings per common share   $      0.01    $      0.00    $      0.16    $      0.00
                                  ===========    ===========    ===========    ===========

Weighted average number of
shares outstanding ............     2,995,495      2,995,495      2,995,495      2,995,495
                                  ===========    ===========    ===========    ===========

                        See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                       Unaudited Statements of Cash Flows

                                                              Nine Months Ended
                                                                 December 31,
                                                           ----------------------
                                                              2001         2000
                                                           ---------    ---------
Cash flows from operating activities
  Net income ...........................................   $ 485,495    $   4,377
                                                           ---------    ---------
  Adjustments  to  reconcile  net  income  to  net  cash
   provided by operating activities
   Depreciation and amortization .......................     274,805      267,297
   Gain on the sale of fixed assets ....................    (519,937)        --
   Accrued interest on related party note receivable ...     (10,000)        --
   Deferred income taxes ...............................     192,400         --
   Changes in certain assets and liabilities
     Accounts receivable ...............................    (126,289)    (111,328)
     Inventories .......................................      19,738      (12,521)
     Prepaid expenses and other ........................     (18,533)      18,031
     Deposits ..........................................      19,786         --
     Accounts payable ..................................     165,884       90,855
     Accrued expenses ..................................      35,178      (44,173)
     Customer deposits .................................      18,196      (26,038)
                                                           ---------    ---------
                                                              51,228      182,123
                                                           ---------    ---------
      Net cash provided by operating activities ........     536,723      186,500
                                                           ---------    ---------

Cash flows from investing activities
  Proceeds from sale of property .......................     500,000         --
  Purchase of property and equipment ...................    (581,027)    (337,617)
  Purchases of other assets ............................     (40,170)     (87,700)
                                                           ---------    ---------
      Net cash flows used in investing activities ......    (121,197)    (425,317)
                                                           ---------    ---------

Cash flows from financing activities
  Proceeds from line of credit .........................     130,000      292,264
  Payments on long-term debt ...........................    (257,406)    (281,850)
  Stock offering costs .................................        --        (87,431)
  Payments on line-of-credit ...........................    (290,716)        --
                                                           ---------    ---------
      Net cash flows used in financing activities ......    (418,122)     (77,017)
                                                           ---------    ---------

Net decrease in cash ...................................      (2,596)    (315,834)

Cash-- beginning of period .............................     141,332      360,644
                                                           ---------    ---------

Cash-- ending of period ................................   $ 138,736    $  44,810
                                                           =========    =========

Supplemental disclosures of cash flow information:
     Cash paid for  interest  for the nine months  ended  December  31, 2001 and
     December 31, 2000 was $171,988  and  $103,644  respectively.  Cash paid for interest for the three months ended December 31, 2001 and December 31, 2000 was $114,556 and $71,654, respectively.

Supplemental disclosures of noncash investing and financing activities:
     During  the nine  months  ended  December,  2001 and  2000,  equipment  was acquired  through a capital lease for $154,056 and $197,604,  respectively.
     During the nine months ended December 31, 2001, notes payable of $2,842,000 were entered  into for the  purchase of real estate,  and real estate sales were made for cash and $400,000 in notes  receivable  related  party.  This sale resulted in a gain of $877,481 of which $357,544 has been deferred.

                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                     Notes to Unaudited Financial Statements

Note 1 - Summary of Significant Accounting Policies

Interim Unaudited Financial Statements

The interim  financial  statements  are  unaudited  and reflect all  adjustments
(consisting only of normal recurring  adjustments)  which are, in the opinion of management,  necessary for a fair  presentation  of the  financial  position and operating  results for the interim  periods.  The results of operations  for the three and nine  months  ended  December  31,  2001 and 2000 are not  necessarily indicative of the results of the entire year. The financial  statements included herein are  presented in  accordance  with the  requirements  of Form 10-QSB and consequently  do not  include  all  of  the  disclosures  normally  made  in the registrant's  annual Form 10-KSB filing.  These financial  statements  should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended March 31, 2001.

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
The Company  received cash from the sale of $500,000.  The Company also provided
60 month carry back  financing  of $400,000  with  interest at 7.5% due annually that has been recorded as notes receivable related party and includes $10,000 of accrued  interest at December 31, 2001. The carry back financing is secured by a junior deed of trust on each  property  with the senior  lender  holding a first deed of  trust.  The  Company  recognized  a gain on the  real  estate  sales of
$519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note.

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

Note 5 - Recently Issued Accounting Pronouncements

In June 2001, the Financial  Accounting  Standards  Board issued FASB Statements
141 and 142. These  statements,  among other items, deal with the accounting for business acquisitions and intangible assets including goodwill. The Company will be adopting these accounting pronouncements on April 1, 2002. Among other items, these new standards  will change the  accounting  for  amortization  of goodwill expense and the impairment of goodwill in a manner different than they have been in the past. The Company has not entered into business combinations and does not have any goodwill  recorded on its  financial  statements.  The Company does not believe these accounting pronouncements will have any effect on existing Company assets.

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

The Company has  experienced  growth in the most recent years that  necessitated the need for additional  office space and warehouse  space.  In January of 2001, the Company began  construction of a new facility in Louisville,  Colorado about
10 miles from Eldorado  Springs.  The new warehouse space consists of a total of approximately  38,000 square feet. The facility was completed in August 2001 and the Company  began to operate on a limited basis out of the new facility at that time. The company  initially moved all office personnel to the new facility.  In addition,  the delivery  trucks also began operating out of the new facility and the  products  were  transported  between  Eldorado  and  the  new  facility  in
Louisville. By December 2001, the Company moved all of the bottling lines to the new  facility.  At this time,  the water is  transported  to the new facility in stainless steel tanker trucks.

Once at the new  facility the water is then  transferred  into  stainless  steel holding tanks until it is used for bottling.

Results of Operations

Net revenues for the nine months ended December 31, 2001 increased $1,187,705 or
26.4%  compared to the same period ended December 31, 2000. Net revenues for the three months ended December 31, 2001 increased $512,986 or 38.8% compared to the same period ended  December  31,  2000.  Five and three  gallons  product  sales increased 18.6% for the nine months ended December 31, 2001 compared to the same period of fiscal 2000. Sales of the one gallon products  increased 34.4% for the nine months ended  December 31, 2001 compared to the same period of fiscal 2000.
Sales of the PET  products  (1.5  liters  and  smaller)  generated  the  largest percentage  increase and increased  42.7% for the nine months ended December 31,
2001 compared to the same period of fiscal 2000.  Five and three gallon  product sales  account  for 66.2% of net  revenues,  PET  products  account for 20.6% of revenues and one gallon products account for 9.5% of revenues.

For the nine months ended  December  31, 2001 cost of goods sold was  $1,134,657 compared to $827,967 for the nine months ended  December 31, 2000. For the three months  ended  December  31, 2001 costs of goods sold was  $344,582  compared to
$190,053 for the three months ending  December 31, 2000.  Resulting gross profit was 80.1% of revenues for the nine months ended  December 31, 2001 compared with a gross  profit of 81.6% for the nine months  ended  December  31,  2000.  Gross profit  increased  24.0% from  $3,679,916 for the nine months ended December 31,
2000 to  $4,562,931  for the nine months ended  December 31, 2001.  Gross profit increased 31.7% for the three months ended December 31, 2001.

Operating  expenses for the nine months ended December 31, 2001 increased  16.5%
to $4,166,500  from $3,575,807 for the same period of fiscal 2000. For the three months ended December 31, 2001,  operating  expenses increased 27.0% compared to the same period of fiscal 2000.  Salaries and related  expenses  increased 11.1%
for the nine months ended December 31, 2001.  Salaries and related expenses were
$2,050,847  or 36.0% of  sales  for the nine  months  ended  December  31,  2001 compared to $1,845,606 or 40.9% of sales for the same period of fiscal 2000. For the three months ended December 31, 2001 salaries and related expenses increased
24.0%  compared to the three  months ended  December  31, 2000.  The increase in salaries  and related  expenses is due to the  increase in revenues for the same period and the  increased  wages  involved in obtaining  and  servicing  new and existing customers. The increase in salaries and related expenses is also due to the additional costs of operating at the location in Eldorado Springs as well as the new facility in Louisville. The Company anticipates that the move to the new bottling facility will result in more efficient operations.

For the nine months ended December 31, 2001 advertising and promotional expenses were  $601,562 or 10.6% of sales  compared to $515,248 or 11.4% of sales for the same  period of fiscal  2000.  For the three  months  ended  December  31,  2001 advertising and promotional  expenses were $174,646 or 9.5% of sales compared to
$129,387 or 9.8% of sales for the same period of fiscal 2000. Management expects that advertising and promotional expenses will remain at the historical level of approximately  10%  of  annual  sales  in  order  to  continue  increase  market penetration and brand awareness.

Delivery  expenses  increased  27.3% to  $346,393  or 6.1% of sales for the nine months ended  December 31, 2001 compared to $272,050 or 6% of sales for the same period ended  December 31,  2000.  For the three months ended  December 31, 2001 delivery  expenses  increased  37.8% compared to the same period of fiscal 2000.
Delivery  costs  increased  due  to the  increase  in  revenues  and  the  costs associated with the operation of delivery vehicles.

General and administrative  expenses for the nine months ended December 31, 2001 increased  32.2% to $892,893  from  $675,606 for the same period of fiscal 2000.
For the three months ended December 31, 2001 general and administrative expenses increased $59,134 or 30.2%. The increase in general and administrative  expenses is due to the increase in revenues.  The increase in general and  administrative expenses is also due to the additional  costs incurred by the Company related to the move to the new  facility.  The  Company  expects  that these costs will not continue  in the future  when all  operations  are at the new  facility  and the savings and operational efficiencies can be fully realized.

Depreciation and amortization  increased 2.8% for the nine months ended December
31, 2001.  Eldorado continues to purchase additional  equipment  associated with the increase in additional home and commercial  accounts.  In addition,  the new facility  that  was  recently  purchased  has  added to  depreciation  expenses.
Depreciation  and  amortization  expenses for the nine months ended December 31,
2001 were 4.8% of sales  compared  to 5.9% of sales  for the nine  months  ended
December 31, 2000.

Eldorado's  net  income for the first nine  months of fiscal  2001 was  $485,494 compared to $4,377 for the nine months ended  December 31, 2000. The increase in net income was directly related to operating results and the sale of real estate by the Company in August 2001.

Liquidity and Capital Resources

Trade accounts receivable for the nine months ended December 31, 2001 were 24.7%
higher than at the year ended March 31, 2001. Days sales outstanding at December
31, 2001 was approximately 43 days compared to approximately 49 days at December
31, 2000.

Cash flow from  operating  activities  was  $536,723  for the nine months  ended
December 31, 2001 as compared to cash flow of $186,500 for the nine months ended
December  31,  2000,  an increase of  $350,223.  The increase in cash flows is a result of the  increase in net income for the nine  months  ended  December  31,
2001.

Cash flow used in  investing  activities  had a net outflow of $121,197  for the nine month ended December 31, 2001 compared to a net outflow of $425,317 for the same period ended December 31, 2000. The Company  recently moved operations to a new facility and incurred approximately $581,000 in expenses for the purchase of
equipment  for   operations.   The  purchase  price  of  the  new  facility  was
approximately  $3,400,000 of which the Company  received  bank  financing in the amount of $2,842,000 and paid the unfinanced  portion in cash. In addition,  the
Company  sold  property  valued at $900,000  and  received  $500,000 in cash and provided  carry back financing of $400,000.  The Company  realized a gain on the sale of $877,481, of which $357,544 was deferred.

Cash flows used in financing  activities resulted in a cash outflow of $418,122.
The Company made payments on an  outstanding  line of credit as well as payments on long-term  debt. The Company's cash balance at December 31, 2001 decreased by
$2,596 from March 31, 2001.

On May 19, 1998,  the Company  registered  875,000 shares of common stock of the
Company  pursuant to the 1997 stock option plan. The plan provides for the grant of stock options to employees,  directors and consultants of the Company.  As of
December 31, 2001, 558,000 options were outstanding,  of which 371,200 are fully vested.  All of the options were granted at an option price representing 100% of the fair  market  value on the date of the grant as  determined  by the Board of
Directors.

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

ELDORADO ARTESIAN SPRINGS, INC.

By: /s/ Douglas Larson
Douglas A. Larson, President

By: /s/ Kevin  M. Sipple
Kevin M. Sipple, Secretary

By: /s/Cathleen Collins-Shoenfeld
Cathleen Collins-Shoenfeld, Chief Financial Officer