Form 10KSB
period 2002-03-31
ELDORADO ARTESIAN SPRINGS INC
filed 2002-07-02
CIK 796124

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                                   (Mark One)
       [X] Annual report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the fiscal year ended March 31, 2002
                                       or
     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
               Exchange Act of 1934 for the transition period from
                           ___________ to ___________

                         Commission File Number 0-18235

                         ELDORADO ARTESIAN SPRINGS, INC.
                 (Exact name of business issuer in its charter)

                Colorado                                 84-0907853
------------------------------------------ ------------------------------------
     (State or other jurisdiction of       I.R.S. Employer Identification Number
     incorporation or organization)

              294 Artesian Drive, Eldorado Springs, Colorado 80025
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

         Issuer's telephone number, including area code: (303) 499-1316

        Securities registered pursuant to Section 12(g) of the Act: None

           Securities registered pursuant to Section 12(b) of the Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)

Indicate  by check  mark  whether  the  registrant:  (1) has filed  all  reports required to be filed by Section 13 or 15(d ) of the  Securities  Exchange Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-B is not contained  herein,  and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-KSB or any  amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $7,556,486

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value will be computed by  reference to the price at which the common  equity was sold,  or the average bid and asked prices of such common  equity,  as of a specified  date within the past 60 days.  (See  definition  of affiliate in Rule 12b-2 of the Exchange Act)
$1,371,376

The number of shares  outstanding of the Issuer's Common Stock, $.001 par value, was 2,995,495 on June 17, 2002.

                       Documents Incorporated by Reference

     (If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security  holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to
Rule 424 (b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed
Documents should be clearly described for identification purposes. None.

ITEM 1. BUSINESS.

The Company  bottles,  markets and  distributes  natural  spring water under the
Eldorado  Artesian Spring Water brand. The Company sells its products  primarily in Colorado.

Industry Background

According  to Beverage  Marketing  Corporation,  the bottled  water  industry is considered  by many  analysts to be the fastest  growing  major  category in the beverage industry.  Total bottled water consumption on a per capita basis in the
United States  increased 88%, or 7.7 gallons,  from 1990 to 2000.  Bottled water volume in the United  States  has grown to  approximately  5 billion  gallons in
2000. In 1990, retail sales value was  approximately  $2.6 billion and has grown to  approximately  $5.0  billion  in 2000.  Bottled  water has been the  fastest growing beverage category since 1993.

The bottled water industry is generally broken down into two segments: sparkling and  non-sparkling  waters.  Non-sparkling  waters dominate the industry with an estimated 91 percent share of total category volume. In addition,  non-sparkling water accounts for 99% of the industry growth.

Bottled water has been marketed in the United States for over 100 years,  but it really burst onto the beverage scene in the mid 1970's.  During this same period of time,  the  American  populace  became  more  aware of the  deterioration  of municipal  water  supplies  and the harmful  effects of both  contamination  and chemical additives.  Further fuel to the water market was provided by the rising health consciousness of people in general, as they turned away from high caloric and  alcoholic  beverages in favor of products that are perceived as natural and beneficial.  Bottled  water is perceived  by many  consumers as being a healthy, natural,  beverage and this  perception has driven demand for this product among many consumers.

Bottles  used for the  smaller  packaging,  typically  in sizes 1.5  liters  and smaller,  are made of polyethylene  terephtalate (PET), a premium clear plastic.
These bottles are commonly  referred to in the beverage industry as PET bottles.
The  introduction of bottled water in convenience  packaging has recently driven the explosive growth of the PET segment of the bottled water market. This market has been driven by manufacturers who have begun bottling their water in smaller, more portable sizes,  which are sold at retail and which are intended to fit the active lifestyles of bottled water consumers.

The bottled water industry has also experienced recent periods of consolidation.
Industry  analysts  estimate that there are over 780 companies  competing in the bottled water industry.  Larger multi-national companies such as Perrier, Groupe
Danone and Suntory Water Group have been active in  acquisitions of smaller more regional  bottled water companies.  Within the last few years,  larger companies such as Coca-Cola and Pepsi have been producing and marketing  their own brands.

Company Background

Eldorado  Artesian  Springs,  Inc.  was  formed  under  the laws of the State of
Colorado  on  April  15,  1986,   under  the  name   Lexington   Funding,   Inc.
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

As a result of the  Eldorado  acquisition  and  subsequent  merger,  the primary business of the  Company is the  bottling  and sale of pure spring from  springs located on property  owned by the Company.  In addition to real property and the wells and springs thereon,  and water rights,  the Company owns a bottling plant
(including  building  and  bottling   equipment),   associated   containers  and
equipment,  resort  buildings,  a residential home, and an outdoor swimming pool which are located on the property.

The  Company  began  operations  by  delivery  5 gallon  bottles  and  rental of equipment  to homes and  offices as well as 1 gallon  bottles to  retailers.  In
1994,  management  introduced the 1.5 liter bottle which was followed,  in 1995, with the 1.0 and 0.5 liter  bottles.  Eldorado  introduced  its PET  bottles  to grocery  retailers and these  products have gained market share among the larger retail grocery gains.

During the fiscal year ended 2002,  to  accommodate  the growing  demand for the
Company's  bottled spring water products,  the Company entered into an agreement for the purchase and construction of a new warehouse facility in Louisville, CO.
The new facility was completed in August 2001 and the Company  began  operations out of the new facility at that time.  The Company  continues to bottle the same natural spring water that emanates from the source in Eldorado Springs, CO.

The Company  also  leased  additional  high speed  bottling  equipment  that was installed at the new facility. By utilizing the new equipment and the additional warehouse,  bottling  and  office  space the  Company  has been able to  realize benefits in increased  bottling  speeds as well as  efficiencies in transporting and storing of raw  materials  and  finished  goods.  The Company  continues  to increase  sales to home and  office  accounts  as well as retail  grocery  store chains.

Water Source and Bottling

The source of the natural  spring water used by the Company are springs  located on property owned by the company in Eldorado Springs, CO. The Company is located at the  base  of a six  hundred  foot  deep  canyon  in  Eldorado  Springs,  CO.
Furthermore, Eldorado Springs is surrounded by hundreds of acres of local, state and federal park land.

When the Company purchased  mountain property in 1983,  included in the purchase price were certain  water rights for  Eldorado  Springs.  These water rights are relatively  junior to other water  rights in the South  Boulder  Creek and South
Platte Basins.  The Company has the right to  beneficially  use all of the water which emanates from the springs in accordance with its water rights unless there is a more senior  call on the water.  A senior call might occur in the winter or when runoff is low and insufficient to meet the water needs of more senior water users below Eldorado Springs.  For many years the Company has enrolled its water rights  in a  substitute  supply  plan  approved  by the  State  Engineer.  This substitute  supply plan  effectively  insulates the Company's  water rights from calls of senior water rights  owners.  Although the State  Engineer has approved the  substitute  supply plan  during  every year the Company has owned the water rights,  there is no assurance that the State Engineer will continue to do so in the future.

Water is produced at two springs and eleven wells on the Company's property. The well heads are in close  proximity  to the fill  station.  The  source  water is bacteria-free as it emanates from the source, and nothing is added to or removed from the water  during the  bottling  process.  The  product is packaged in high quality plastic bottles, and each one is sealed with a tamper evident cap.

In Eldorado Springs,  the water is loaded into stainless steel tanker trucks and transported  to the  new  bottling  facility  in  Louisville,  CO.  Once  at the facility, the water is transferred into stainless steel tanks until bottled. The
Company  installed all  stainless  steel piping in the new facility and monitors quality  on a  regular  basis to  assure  the  highest  quality  products.  As a safeguard to any contamination, the water passes through a protective filter and an ultra-violet light. The products have ozone added to meet FDA standards.

Products

The Company is principally in the business of selling  bottled  artesian  spring water.  Sales of the Company's water have historically been made by selling five gallon and three gallon bottles of water  directly to home and business,  retail grocery stores and distributors located in Colorado.  The Company also sells its water at  wholesale  to retail  food  stores  (grocery  chains)  packaged in the smaller,  more convenient sizes which are suitable for retail distribution.  The
Company owns and operates a resort on its property  during the summer months and rents a single-family  home. The Company's water bottling  operation account for
98% of the Company's revenues.

Sales and Distribution

The Company sells its bottled  artesian spring water into two distinct  segments of the market for bottled water.

Home/Commercial  Delivery Business
Direct delivery of bottled water to homes and businesses has  historically  been the focus of the  Company's  business.  The  Company's  bottled  water  delivery business  primarily  consists  of the  sale  of five  gallon  and  three  gallon containers  of water to customers who lease water  dispensers  from the Company.
The Company  delivers these bottles directly to customers using its trucks owned or leased by the Company. The Company's delivery sales are made primarily in the
Denver/Boulder  metropolitan  area (but also include selected other cities along the front range).  As of March 31, 2002,  the Company had  approximately  12,000 active  delivery  accounts  and the  delivery  business  currently  accounts for roughly 65% of the Company's  revenues.  Of the five and three gallon  accounts, approximately 80% were home accounts and 20% were commercial establishments.

PET Packaging/Retail Distribution Business
The PET business  consists  principally  of the  wholesale  distribution  of the
Company's  PET  products to grocery  store chains with  operations  primarily in
Colorado.  The Company uses its own trucks to deliver its PET water  products to grocery customers  warehouses in the Denver  metropolitan  area. From there, the water is shipped to customers grocery stores throughout  Colorado.  In addition, because some of the grocery customers warehouse  distribution extends beyond the
State of Colorado,  the Company  obtains some  distribution  at these  customers grocery stores which are located in New Mexico, Wyoming,  Kansas, Utah, Oklahoma and Texas.

Marketing

The Company focuses on three major areas in marketing its products:  five gallon and three gallon sales, small package products, and brand name recognition.

The five  gallon and three  gallon  products  are  primarily  sold  through  the
acquisition  of  new  accounts  attracted  by  personal  sales   representatives
strategically  located  throughout the area at local events.  The efforts of the staff are augmented by yellow pages, radio, occasional television advertisements and product donation to local events.

The smaller packages that are sold  principally  through retail chain stores are effectively  marketed by using point of purchase  inducements to gain new trial, usually in the form of discounts in price in conjunction with signage.

The  Company   attempts  to  build  brand  name   awareness  by   sponsoring  or
participating  in many local events.  Eldorado  Artesian Springs is a sponsor of the Boulder,  Colorado July 4th Fireworks  celebration,  the Bolder  Boulder 10K race,  the  Eldorado  Springs  Cancer  Research  Run,  the Taste of Colorado and
participates in part in many other local events.

Supplies

Water  bottled by the  Company  comes  from  springs  located  on the  Company's property  which have been  flowing for many years.  The Company does not foresee any disruption in the flow if the spring water.  The Company  currently  sources all of its raw  materials  from outside  vendors.  Suppliers of the bottles have experienced  seasonal shortages  resulting from resin shortages.  Changes in the supply of the  bottles  can affect the  prices.  The  Company  tries to mitigate possible shortages by maintaining  sufficient  inventory safety stocks so as not to interrupt production.

Seasonality

Sales tend to be mildly seasonal in the bottled water business. A ten to fifteen percent  differential in sales is normally  experienced  between the peak summer months from May to September and the low winter months.

Competition

The bottled water industry has numerous competitors.  Generally, the industry is made up of a few large companies (who own multiple  brands),  smaller  companies whose  products  are  distributed  only on a  regional  or local  basis and some private  label  brands.  The  Company's  competitors  include  more  diversified corporations having substantially  greater assets and larger sales organizations than the Company, as well as other small firms. The Company's competitors in the local  Denver/Boulder  area for home and office  delivery  include Deep Rock and
Sierra Springs. The Company also competes in the retail area for the smaller PET packages with products  including  Aquafina,  Evian,  Deep Rock and Dasani.  The
Company is a smaller regional company compared to the competitors as most of its products  are sold in  Colorado.  The Company  competes on the basis of customer service,  product  quality and price.  Management  believes  that the  products'
superior  taste,  competitive  pricing and attractive  packaging are significant factors in maintaining the Company's competitive position.

Government Regulation

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

It  is  the  Company's  understanding  that  it  is  in  compliance  with  these
regulations  as  communicated  by   representatives  of  the  responsible  local
agencies.  Compliance  with the standards and  regulations  above do not require material expenditures.

Employees

As of March 31,  2002,  the Company had 60 full-time  employees  and 2 part-time employees.  During the summer  months,  the  Company  employs  approximately  14 seasonal employees for the operation of the resort.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company owns  property in two  locations.  The Company also rents  warehouse space on a short-term agreement in Denver, Colorado.

Eldorado Springs, Colorado
The Company owns  approximately 26 acres of land in Eldorado Springs,  Colorado.
The buildings owned by the Company total  approximately  12,000 square feet. The
Company uses this  warehouse  space for the fill station for the spring water as well as for storage of products from time to time. The Company also continues to use office  space next to the  warehouse.  As part of the  property  in Eldorado
Springs,  the Company owns the wells and springs thereon,  and the water rights.
The Company owns an outdoor  swimming  pool which is operated  during the summer months.  Virtually  all of the  Company's  property  in  Eldorado  is pledged as collateral on Company loan balances.

Louisville, Colorado
In August 2001,  the Company  purchased a new facility in  Louisville,  Colorado located  approximately  10 miles from  Eldorado  Springs.  This new  facility is approximately  40,000  square feet.  The Company  utilizes  approximately  9,000 square feet for office  space.  The new  facility  also  serves as the  bottling facility and warehouse space for raw and finished  materials.  The building sits on 6.6 acres owned by the Company.  The new facility was financed  through a SBA loan and traditional bank financing.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was  submitted  to a vote of our  security  holders  during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Eldorado's  common  stock is  traded in the  over-the-counter  market on the OTC
Bulletin  Board.  The quotations  presented below reflect  inter-dealer  prices, without  retail  mark-up,  mark-down  or  commissions  and may  not  necessarily represent actual transactions. The following table sets forth the periods shown, the quotations for the common stock:

Calendar 2002                                    High    Low
 First Quarter through March 31, 2002            $1.75   $1.40

Calendar 2001
 First Quarter through March 31, 2001            $2.94   $1.50
 Second Quarter through June 30, 2001            $1.75   $1.40
 Third Quarter through September 30, 2001        $1.74   $0.45
 Fourth Quarter through December 31, 2001        $1.42   $0.90

Calendar 2000
 First Quarter through March 31, 2000            $3.06   $1.50
 Second Quarter through June 30, 2000            $2.00   $1.13
 Third Quarter through September 30, 2000        $3.13   $1.38
 Fourth Quarter through December 31, 2000        $3.38   $2.00

The Company had 195 record owners of the Common Stock as of June 17, 2002.

No dividends  have been declared or paid to date on the Company's  common stock, and the Company does not anticipate paying dividends in the foreseeable  future.
The  Company  follows  a  policy  of cash  preservation  for  future  use in the business.

ITEM 6. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

Results of Operations

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001

Revenues  for the  year  ended  March  31,  2002  were  $7,556,486  compared  to
$5,961,342 for the same period ended March 31, 2001, an increase of 26.8%.

Sales of the five and three  gallon  products  used in the delivery to homes and offices were 55% of sales and increased from $3,489,233 in 2001 to $4,180,987 in
2002,  an increase of $691,1754  or 19.8%.  Sales of other  products,  including rental of dispensers used in the home and office delivery, increased to $869,107 or 11.5% of sales in 2002 from  $814,338  13.6% of sales in 2001, an increase of
6.7%. The growth in the five and three gallon business is due to the increase in sales of the products to the existing customer base as well as from sales to new customers.  The growth in the home and office  delivery is greater  than typical industry growth due to the aggressive sales effort by the Company.

Sales of the  Company's  retail-size  products  were  29.7% of total  sales  and increased  to  $2,243,417  in 2002  from  $1,546,595  in 2001,  an  increase  of
$696,822,  or 45.1%.  Sales of the Company's PET products (.5 liter, 24 oz and 1 liter sizes)  represented 20.2% of sales or $1,523,391 in 2002 compared to 17.2%
of sales or $1,023,064  in 2001,  an increase of 48.9%.  The increase in the PET products is due to the growing  demand of consumers for a more  convenient  size package as well as the  Company's  efforts to market the  product in more retail outlets.  The  Company's  gallon size products were 9.5% of sales or $720,026 in
2002 compared to $523,531 in 2001,  an increase of 37.5%.  In addition to market
growth,   the  increase  in  sales  is  also  attributable  to  relative  warmer temperatures during the year ended 2002.

Cost of goods  sold for 2002 were  $1,469,109,  or 19.4% of sales,  compared  to
$1,029,457 or 17.3% of sales, for 2001. The increase in cost of goods sold, as a percentage of sales,  compared to the prior year is attributable to the increase in sales of the smaller retail products.  The smaller products cost more because the products  require more material.  The home and office products require lower bottling costs because of the larger sizes and re-fillable bottles.

Gross profit increased to $6,087,377, or 80.6% of sales, in 2002 from $4,931,885 or 82.7% of sales,  for 2001.  Overall,  gross profit  increased  23.4% from the prior year.  The increase in gross  profit is due to increased  sales volume and average selling prices as a percentage of sales after gross profit.

Total  operating  expenses  increased to $5,621,592  from $4,754,810 in 2001, an increase of $866,782,  or 18.2%. Of the total operating  expenses,  salaries and related expenses  increased 13.9% to $2,744,494 in 2002, or 36.3% of sales, from
$2,409,034,  or 40.4% of sales in 2001.  This increase is due to the increase in sales for the year resulting in higher  commissions  and the need for additional employees.  As the percent of sales,  the Company has lowered the  salaries  and related expenses due to efficiencies in operations since the move in August 2001 to the new facility.

Administrative  and general expenses  increased 16.8% for 2002. This increase is attributable to the additional expenses resulting from the increase in revenues.
One area the Company has  experienced an increase in cost is for insurance.  The
Company's  cost for insurance has increased 27% in 2002 compared to the previous year.  Additionally during 2002, the Company expensed  approximately  $98,000 or
1.3% of sales in bad debts.  Bad debt expense  historically  has been between 1%
and 1.5% of sales. The Company experienced increased  administrative and general expenses  associated  with the move to the new  facility but  anticipates  these expenses will be realized in efficiencies at the new location.

Delivery  expenses  increased  21.3%  for  2002.  This  increase  is  due to the increased need for additional  leased vehicles for the home and office delivery.
This increase is consistent with the increase in sales.

Advertising  and  promotion   expenses  increased  24.8%  for  2002.  For  2002,
advertising  and  promotion  expenses  were 11.0% of sales  compared to 11.3% of sales for 2001.  The  increase  is  primarily  related to the  increase in sales volume. Given the competitive nature of the bottled water industry,  the Company anticipates that it will continue to spend significant amounts in the future for advertising  and  promotion  as  it  continues  to  promote  and  develop  brand recognition and increase market penetration.

Depreciation and amortization increased 38.6% for 2002. During 2002, the Company purchased the new facility which resulted in an increase depreciation  expenses.
Additionally,  this  increase is due to the purchase of new  equipment  over the last year to service home and office delivery accounts.

Income from  operations  was $465,785 for 2002  compared to $177,075 in 2001, an increase of $288,710.  The increase  was a result of increased  sales,  improved gross margin,  and lower operating costs.  The Company realized  efficiencies in salaries  and related  expenses and this  contributed  to the  operating  income substantially compared to the previous year.

Interest  expense  increased  67.4% to $239,516 in 2002,  from $143,088 in 2001.
This  increase is the result of the purchase of the new facility in August 2001.
The Company closed on the purchase of the facility for a price of  approximately
$3,400,000.  The Company  received  bank  financing  for the new facility in the amount of  $2,842,000,  with a term of  twenty-five  years and interest at prime plus 0.75%, subject to other defined terms and conditions.

The Company also  realized a gain on the sale of real estate in August 2001.  At that time the Company  entered into an agreement to sell certain parcels of real estate to three senior  executives of the Company.  During the fiscal year 2002, two of the three executives have purchased property for a total of $900,000. The
Company received cash from the sale of $500,000.  The Company  recognized a gain on the real estate sales of $519,937 and deferred an additional gain of $357,544 of gain as required by generally accepted accounting  principles in transactions involving a carry back note with a related party.  As a result of the carry back financing,  interest  income of the  Company  increased  to $17,104 in 2002 from
$6,792 in 2001.

Net income of $486,563 in 2002  compared to a net loss of $75,488 in 2001 was an improvement of $562,051.  The Company recorded tax expenses of $276,747 for 2002 compared to a tax benefit of $38,694 in 2001. Only $84,373 of income tax expense is current  expense as $192,374 will be deferred due to financial  statement and tax return  differences in accounting for certain  balances and transactions and primarily relate to the real estate sale and depreciation.

Liquidity and Capital Resources

Trade  accounts  receivable  for the year ended  March 31, 2002 were 9.8% higher than at year ended March 31,  2001.  This  resulted  from the 26.8%  increase in revenues  for the  year  ended  March  31,  2002.  Days  sales  outstanding  was approximately 38 for March 31, 2002. Days sales outstanding was approximately 44 days for March 31, 2001.  Management  has  continued to manage the accounts more effectively and has seen an improvement in the days sales outstanding.

Cash flows from operating activities had a net inflow of $804,739.  The increase in cash from  operating  activities  represents an increase of $549,224 from the year ended 2001. This was primarily  achieved as a result of net income totaling
$486,563  in  non  cash   expenditures   comprised  of  deferred  income  taxes,
depreciation   and   amortization   less  the  gain  on  sale  of  real  estate.
Additionally,  changes in current assets and liabilities provided increased cash from operating activities of approximately $225,000.

Cash flows from investing activities resulted in a net outflow of $202,898.  The company received proceeds from the sale of property of $500,000. Also during the year,  the Company  purchased  with cash  property,  plant,  equipment and other assets totaling $702,898.  These expenditures were primarily associated with the construction and purchase of the new facility.

Cash flows from financing activities resulted in a net outflow of $663,414.  The
Company  paid  $290,716 on the line of credit.  In  addition,  the Company  made payments on long term debt of $372,698.

The  Company's  cash  balance  at March 31,  2002  decreased  by a net amount of
$61,573  from March 31, 2001.  Because of the  increase in net cash  provided by operating  activities the Company was able to utilize cash in other areas.  This decrease in cash is  attributable  to the purchase of property and  equipment as well as the payment on the line of credit and long-term debt obligations.

The Company is in compliance with its financial covenants for its long-term debt agreements  with U.S Bank and the Bank of Cherry  Creek.  The  Company  recently renewed  its line of credit  with the Bank of Cherry  Creek  for  $500,000.  The
Company has no other material commitments for capital expenditures.

On May 19, 1998,  the Company  registered  875,000 shares of common stock of the company  pursuant to the 1997 stock option plan. The plan provides for the grant of stock options to employees,  directors and consultants of the company.  As of
March 31, 2002,  570,000  options were  outstanding,  of which 370,700 are fully vested and exercisable.

The Company has no other material commitments for capital expenditures.

Other Recent Accounting Developments

In August 2001, the Financial  Accounting  Standards  Board ("FASB") issued SFAS
No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," which is  effective  for fiscal years  beginning  after  December  15, 2001.  SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets for
Long-Lived  assets to be Disposed Of," and addresses  financial  accounting  and reporting for the  impairment or disposal of long-lived  assets.  This statement has no material impact on the financial statements of the Company.

Item 7.  Financial Statements.
------   --------------------

Please see below.

                         ELDORADO ARTESIAN SPRINGS, INC.

                              Financial Statements
                                       and
                          Independent Auditors' Report
                             March 31, 2002 and 2001

                         ELDORADO ARTESIAN SPRINGS, INC.

                                Table of Contents

Independent Auditors' Report

Financial Statements

Balance Sheet

Statements of Operations

Statement of Changes in Stockholders' Equity

Statements of Cash Flows

Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Eldorado Artesian Springs, Inc.
Eldorado Springs, Colorado

We have audited the  accompanying  balance sheet of Eldorado  Artesian  Springs,
Inc. as of March 31, 2002, and the related statements of operations,  changes in stockholders' equity and cash flows for the years ended March 31, 2002 and 2001.
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
as of March 31, 2002,  and the results of its  operations and its cash flows for the years ended March 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/Ehrhardt Keefe Steiner & Hottman PC
                                             Ehrhardt Keefe Steiner & Hottman PC

May 10, 2002
Denver, Colorado

                         ELDORADO ARTESIAN SPRINGS, INC.

                                  Balance Sheet
                                 March 31, 2002

                                     Assets
Current assets
     Cash ........................................................   $   79,759
     Accounts receivable - trade .................................      772,512
     Accounts receivable - other .................................       12,497
     Inventories .................................................      200,574
     Prepaid expenses ............................................       31,230
     Deposits ....................................................       22,911
     Deferred tax asset ..........................................       29,064
                                                                     ----------
        Total current assets .....................................    1,148,547
                                                                     ----------

Non-current assets
     Property, plant and equipment - net .........................    5,369,082
     Notes receivable - related party ............................      417,500
     Water rights - net ..........................................       97,040
     Other - net .................................................       97,813
                                                                     ----------
        Total non-current assets .................................    5,981,435
                                                                     ----------

Total assets .....................................................   $7,129,982
                                                                     ==========

                      Liabilities and Stockholders' Equity
Current liabilities
     Accounts payable ............................................   $  328,073
     Accrued expenses ............................................      207,279
     Income taxes payable ........................................       84,373
     Customer deposits ...........................................       53,924
     Current portion of capital lease obligations ................      157,915
     Current portion of long-term debt ...........................      122,329
                                                                     ----------
        Total current liabilities ................................      953,893
                                                                     ----------

Non-current liabilities
     Capital lease obligations, less current portion .............      120,883
     Long term debt, less current portion ........................    3,665,742
     Deferred tax liability ......................................      287,737
     Deferred gain on the sale of real estate ....................      357,544
                                                                     ----------
        Total non-current liabilities ............................    4,431,906
                                                                     ----------
        Total liabilities ........................................    5,385,799
                                                                     ----------

Commitments and contingency

Stockholders' equity
     Preferred stock, par value $.001 per share; 10,000,000 shares
      authorized; 0 shares issued and outstanding ................         --
     Common stock, par value $.001 per share; 50,000,000 shares
      authorized; 2,995,495 issued and outstanding ...............        2,995
     Additional paid-in capital ..................................      984,656
     Retained earnings ...........................................      756,532
                                                                     ----------
        Total stockholders' equity ...............................    1,744,183
                                                                     ----------

Total liabilities and stockholders' equity .......................   $7,129,982
                                                                     ==========

                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                            Statements of Operations

                                                         For the Years Ended
                                                              March 31,
                                                     --------------------------
                                                        2002            2001
                                                     -----------    -----------

Revenues
     Water and related ...........................   $ 7,436,500    $ 5,837,039
     Rentals .....................................        26,141         41,261
     Pool ........................................        93,845         83,042
                                                     -----------    -----------
                                                       7,556,486      5,961,342

Cost of goods sold ...............................     1,469,109      1,029,457
                                                     -----------    -----------

Gross profit .....................................     6,087,377      4,931,885
                                                     -----------    -----------

Operating expenses
     Salaries and related ........................     2,744,494      2,409,034
     Administrative and general ..................     1,142,124        977,601
     Delivery ....................................       460,799        379,853
     Advertising and promotions ..................       834,786        671,256
     Depreciation and amortization ...............       439,389        317,066
                                                     -----------    -----------
                                                       5,621,592      4,754,810
                                                     -----------    -----------

Income from operations ...........................       465,785        177,075
                                                     -----------    -----------

Other income (expense)
     Interest income .............................        17,104          6,792
     Interest expense ............................      (239,516)      (143,088)
     Gain on sale of real estate .................       519,937           --
     Stock offering costs ........................          --         (154,961)
                                                     -----------    -----------
                                                         297,525       (291,257)
                                                     -----------    -----------
Income (loss) before income taxes ................       763,310       (114,182)
                                                     -----------    -----------

Income tax (expense) benefit
     Current .....................................       (84,373)        47,000
     Deferred ....................................      (192,374)        (8,306)
                                                     -----------    -----------
                                                        (276,747)        38,694
                                                     -----------    -----------

Net income (loss) available to common
 shareholders ....................................   $   486,563    $   (75,488)
                                                     ===========    ===========

Basic weighted average common shares outstanding .     2,995,495      2,995,495
                                                     ===========    ===========

Basic income (loss) per common share .............   $      0.16    $     (0.03)
                                                     ===========    ===========

Diluted weighted average common shares outstanding     3,007,745      2,995,495
                                                     ===========    ===========

Diluted income per common share ..................   $      0.16    $     (0.03)
                                                     ===========    ===========
                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                  Statement of Changes in Stockholders' Equity
                   For the Years Ended March 31, 2002 and 2001

                                   Common Stock         Additional                     Total
                             -----------------------     Paid-in       Retained     Stockholders'
                               Shares       Amount       Capital       Earnings       Equity
                             ---------   -----------   -----------   -----------    -----------

Balance - March 31, 2000     2,995,495   $     2,995   $   984,656   $   345,457    $ 1,333,108

Net income .............          --            --            --         (75,488)       (75,488)
                             ---------   -----------   -----------   -----------    -----------

Balance - March 31, 2001     2,995,495         2,995       984,656       269,969      1,257,620

Net income .............          --            --            --         486,563        486,563
                             ---------   -----------   -----------   -----------    -----------

Balance - March 31, 2002     2,995,495   $     2,995   $   984,656   $   756,532    $ 1,744,183
                           ===========   ===========   ===========    ==========    ===========

                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                            Statements of Cash Flows

                                                                         For the Years Ended
                                                                               March 31,
                                                                        ----------------------
                                                                           2002         2001
                                                                        ---------    ---------
Cash flows from operating activities
   Net income (loss) ................................................   $ 486,563    $ (75,488)
                                                                        ---------    ---------
   Adjustments to reconcile net income (loss) to net cash provided by operating activities
     Depreciation and amortization ..................................     439,389      317,066
     Gain on sale of real estate ....................................    (519,937)        --
     Accrued interest on related party note receivable ..............     (17,500)        --
     Deferred income taxes ..........................................     192,374        8,306
     Changes in assets and liabilities
        Accounts receivable .........................................     (21,407)     (45,846)
        Inventories .................................................      16,904      (18,697)
        Prepaid expenses ............................................      (3,690)      (5,336)
        Deposits ....................................................      66,286      (67,797)
        Accounts payable ............................................      31,714      156,033
        Accrued expenses ............................................      84,453       12,904
        Income taxes payable ........................................      84,373         --
        Customer deposits ...........................................     (34,783)     (25,630)
                                                                        ---------    ---------
                                                                          318,176      331,003
                                                                        ---------    ---------
        Net cash provided by operating activities ...................     804,739      255,515
                                                                        ---------    ---------

Cash flows from investing activities
   Proceeds from the sale of property ...............................     500,000         --
   Purchase of property, plant and equipment ........................    (642,957)    (488,643)
   Purchase of other assets .........................................     (59,941)        --
                                                                        ---------    ---------
        Net cash used in investing activities .......................    (202,898)    (488,643)
                                                                        ---------    ---------

Cash flows from financing activities
   Line of credit (payments) proceeds, net ..........................    (290,716)     290,716
   Payments on long-term obligations ................................    (372,698)    (276,899)
                                                                        ---------    ---------
        Net cash (used in) provided by financing activities .........    (663,414)      13,817
                                                                        ---------    ---------

Net decrease in cash ................................................     (61,573)    (219,311)

Cash - beginning of year ............................................     141,332      360,643
                                                                        ---------    ---------

Cash - end of year ..................................................   $  79,759    $ 141,332
                                                                        =========    =========

Supplemental disclosure of cash flow information
     Cash paid during the year for  interest  was  $239,516  (2002) and $143,088
     (2001).

Supplemental disclosure of non-cash activity:
     During the years ended (2002) and (2001),  equipment  was acquired  through capital leases of $154,056 and $200,063, respectively.

     During the year ended March 31,  2002,  notes  payable of  $2,842,000  were entered into for the  purchase of real  estate,  and real estate sales were made for cash and $400,000 in notes  receivable  related  party.  This sale resulted in a gain of $877,481 of which $357,544 has been deferred.

                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                          Notes to Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Eldorado  Artesian  Springs,  Inc., (the "Company"),  is a Colorado  corporation which  primarily  sells bottled  Artesian  spring water from springs  located in
Eldorado Springs,  Colorado and rents water  dispensers.  The Company also rents housing,  and during the summer months,  it operates a natural  Artesian  spring pool. The Company grants credit to its customers,  substantially all of whom are located in Colorado. The Company's bottling and distribution facility is located in Louisville, Colorado.

Concentrations of Credit Risk

The Company  maintains  cash in bank  accounts  that may, at times,  exceed FDIC insurance limits.  Financial instruments  potentially  subjecting the Company to concentrations  of credit risk  consist  primarily of accounts  receivable.  The
Company grants credit to customers  located  primarily in Colorado.  The Company periodically  performs credit  analysis and monitors the financial  condition of its clients in order to minimize credit risk.

Inventories

Inventories  consist  primarily of water bottles and packaging and are stated at the lower of cost or market,  determined  using the first-in,  first-out  method
(FIFO).

Deposits

Deposits consist primarily of deposits related to the purchase of equipment.

Property, Plant, and Equipment

Property,  plant  and  equipment  are  stated  at  cost.  Machinery,  equipment, furniture  and  fixtures  are  depreciated  using  various  methods  over  their estimated  useful lives,  ranging from 3 to 7 years.  Buildings and improvements are depreciated using the  straight-line  method over the estimated useful lives for owned assets, ranging from 15 to 39 years. Equipment under capital leases is valued at the lower of fair  market  value or net  present  value of the minimum lease  payments at inception of the lease.  Depreciation  is provided  utilizing lease terms for leasehold improvements and equipment under capital leases.

Water Rights

Water rights are recorded at cost and are  amortized  on a  straight-line  basis over 40 years.

Other Assets

Other  assets  consist of customer  lists,  loan fees and other costs which have been recorded at cost and are being amortized on the straight-line  basis over 5 to 40 years.

Long-Lived Assets

The Company  reviews its  long-lived  assets for impairment  whenever  events or changes in circumstances  indicate that the carrying amount of the asset may not be recovered.  The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired.

Customer Deposits

Customer deposits consist primarily of deposits on bottles.

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

Basic and Diluted Earnings Per Common Share

In accordance  with FAS 128,  basic  earnings per share are computed by dividing net income by the number of weighted  average common shares  outstanding  during the year.  Diluted  earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year,  including potential common shares, which consisted of options and warrants to purchase the
Company's common stock.

Fair Value of Financial Instruments

The  carrying  amounts of financial  instruments  including  cash,  receivables, prepaids,  deposits,  accounts  payable and accrued expenses  approximated  fair value as of March 31, 2002  because of the  relatively  short  maturity of these instruments.

The carrying amounts of long-term debt  approximates  fair value as of March 31,
2002 because  interest rates on these  instruments  approximate  market interest rates.

Revenue Recognition

Revenue is  recognized  on the sale of products as customer  shipments are made.
Returns  are  recognized  when  the  product  is  received.  Rental  revenue  is recognized on a monthly basis upon commencement of the lease agreement.

Advertising Costs

The Company expenses advertising costs as incurred.

Comprehensive Income

The Company did not engage in any activities that would result in  comprehensive income being different than net income.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally  accepted in the United States of America requires  management to make estimates  and  assumptions  that  affect  the  reported  amounts  of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial  statements and the reported  amounts of revenues and expenses  during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain  amounts in the 2001  financial  statements  have been  reclassified  to conform to the 2002 presentation.

Recently Issued Accounting Pronouncements

In August of 2001, the FASB issued SFAS No. 144,  "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes  SFAS No. 121,  "Accounting for the
Impairment of Long-Lived  Assets and for  Long-Lived  assets to be Disposed Of,"
and addresses financial  accounting and reporting for the impairment or disposal of long-lived  assets.  This  statement has no material  impact on the financial statements of the Company.

Note 2 - Balance Sheet Disclosures

                                                                   March 31,
                                                                     2002
                                                                 -----------
Accounts receivable
         Accounts receivable - trade ........................... $   852,512
         Allowance for doubtful accounts .......................     (80,000)
                                                                 -----------
                                                                 $   772,512
                                                                 ===========

Property, plant and equipment
         Land .................................................. $ 1,000,263
         Buildings and improvements ............................   3,915,643
         Machinery and equipment ...............................   2,952,041
         Vehicles ..............................................      11,971
         Office furniture and fixtures .........................     237,127
                                                                 -----------
                                                                   8,117,045
         Less accumulated depreciation .........................  (2,747,963)
                                                                 -----------
                                                                 $ 5,369,082
                                                                 ===========

Water rights ................................................... $   179,500
Less accumulated amortization ..................................     (82,460)
                                                                 -----------
                                                                 $    97,040
                                                                 ===========

Other assets
         Customer lists, loan fees and other.................... $   134,182
         Accumulated amortization ..............................     (36,369)
                                                                 -----------
                                                                 $    97,813
                                                                 ===========

Accrued expenses
         Accrued payroll and taxes ............................. $   144,788
         Accrued property taxes ................................      44,729
         Accrued sales taxes ...................................      17,762
                                                                 -----------
                                                                 $   207,279
                                                                 ===========

Note 3 - Purchase and Sale of Real Estate

New Facility Purchase

In November 2000, the Company entered into an agreement for the purchase of land and the  construction of a bottling and distribution  facility.  In August 2001, the Company closed on the purchase of the facility for a price of  approximately
$3,400,000.  The Company  received  bank  financing  for the new facility in the amount of $2,842,000,  with a term of 25 years and interest at prime plus 0.75%, subject to other defined terms and  conditions.  The Company paid the unfinanced portion in cash.

Sale of Real Estate

In August 2001, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company for a total of $900,000. The
Company  received  cash from the sale of $500,000.  The Company also provided 60 month carry back  financing of $400,000  with interest at 7.5% due annually that has been  recorded as notes  receivable  related  party and includes  $17,500 of accrued  interest at March 31,  2002.  The carry back  financing is secured by a junior deed of trust on each  property  with the senior  lender  holding a first deed of  trust.  The  Company  recognized  a gain on the  real  estate  sales of
$519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note.

Note 4 - Line of Credit

The  Company  has a bank line of  credit  that  provides  for  borrowings  up to
$500,000  subject to  certain  borrowing  base  requirements,  requires  monthly interest  payments  calculated at prime plus 0.5% with all unpaid  principal and interest due in June 2002.  The line  includes  certain  reporting and financial covenants  and is  cross-collateralized  by accounts  receivable,  inventory and defined real property.  The outstanding  balance on the line was $0 at March 31,
2002.

Note 5 - Capital Leases

The Company has acquired  assets under the provisions of long-term  leases.  For financial reporting purposes, minimum lease payments relating to the assets have been  capitalized.  The  leases  expire  between  June 2002 and  November  2004.
Amortization of the leased property is included in depreciation expense.

The assets under capital lease have cost and accumulated amortization as follows:

                                                                   March 31,
                                                                     2002
                                                                 -----------

        Cost ................................................... $   797,347
        Less accumulated amortization...........................    (323,827)
                                                                 -----------
                                                                 $   473,520
                                                                 ===========

Maturities of capital lease obligations are as follows:

        Year Ending March 31,
        ---------------------

                2003............................................ $   170,773
                2004............................................      97,197
                2005............................................      34,387
                                                                 -----------
                Total minimum lease payments ...................     302,357
                Amount representing interest ...................     (23,559)
                                                                 -----------
                Present value of net minimum lease payments.....     278,798
                Less current portion ...........................    (157,915)
                                                                 -----------

                Long-term capital lease obligations ............ $   120,883
                                                                 ===========

Note 6 - Long-Term Debt
                                                                  March 31,
                                                                    2002
                                                                 -----------

Note  payable to a bank with  interest  at .75% over prime
 (5.5% at March 31,  2002).  The note calls for monthly
  principal  and  interest  payments of $10,602 and and
  matures  August 2026.  Collateralized  by a second deed
  of trust on the building and land purchased with the
  proceeds and guaranteed by the Small Business
  Administration  and three  stockholders  and officers of
  the Company.  The note is subject to certain restrictive
  covenants..................................................... $ 1,406,116

Note  payable to a bank with  interest  at .75% over prime
 (5.5% at March 31,  2002).  The note calls for  monthly
 principal  and  interest  payments of $10,502  and  matures
 August  2026.  Collateralized  by the building and land
 purchased  with the proceeds and guaranteed by three
 stockholders  and  officers  of the  Company.  The  note is
 subject  to  certain  restrictive covenants....................   1,409,920

Note payable to a bank with interest at prime  adjusted
 bi-annually  (6.5% at March 31, 2002). The note  calls for
 monthly  principal  and  interest  payments  of  $12,244
 with all unpaid principal and interest due June 2012.
 Cross-collateralized by substantially all assets of the
 Company........................................................     953,706

Note  payable to a bank with  interest at 1.25% over prime
 (6.0% at March 31,  2002).  The note calls for monthly
 principal  and interest  payments of $6,346 with all unpaid principal  and interest due June 2002. Cross-collateralized
 by substantially all assets of the Company.....................      18,329
                                                                 -----------
                                                                   3,788,071
         Less current portion                                       (122,329)
                                                                 -----------
                                                                 $ 3,665,742
                                                                 ===========
Maturities of long-term obligations are as follows:

        Year Ending March 31,
        ---------------------

                2003............................................ $   122,329
                2004............................................     114,000
                2005............................................     123,000
                2006............................................     134,000
                2007............................................     146,000
                Thereafter......................................   3,148,742
                                                                 -----------
                                                                 $ 3,788,071
                                                                 ===========

Note 7 - Income Taxes

The Company  recognizes  deferred  tax  liabilities  and assets for the expected future tax  consequences  of events  that have been  included  in the  financial statements or tax returns.  Deferred tax  liabilities  and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities  using the enacted tax rates in effect for the year in which the differences  are expected to reverse.  The measurement of deferred tax assets is reduced,  if necessary,  by the amount of any tax benefits that are not expected to be realized based on available  evidence.  The Company expects future taxable income and, therefore, believes it will recognize future benefits related to its deferred tax asset.

The net  current  and  long-term  deferred  tax  assets and  liabilities  in the accompanying balance sheet include the following:

                                                                   March 31,
                                                                     2002
                                                                 -----------

Current deferred tax asset ..................................... $    29,064
Current deferred tax liability .................................       --
                                                                 -----------

   Net current deferred tax asset .............................. $    29,064
                                                                 ===========

Long-term deferred tax asset ................................... $      --
Long-term deferred tax liability ...............................     287,737
                                                                 -----------

   Net long-term deferred tax liability......................... $   287,737
                                                                 ===========

Temporary differences giving rise to the net deferred tax liability are as follows:

                                                                   March 31,
                                                                     2002
                                                                 -----------
Differences due to property and equipment....................... $  (282,013)
Differences due to other assets.................................      (5,724)
Allowance for doubtful accounts.................................      29,064
                                                                 -----------
                                                                 $  (258,673)
                                                                 ===========

The  following is a  reconciliation  of the  statutory  federal  income tax rate applied  to pre-tax  accounting  net income  (loss)  compared  to the income tax
(expense) benefit in the statements of operations:

                                                                  For the Years Ended
                                                                        March 31,
                                                                 -------------------------
                                                                    2002            2001
                                                                 -----------    ----------

Federal income taxes computed at statutory rate................. $  (240,490)   $   34,694
State income taxes and other....................................     (36,257)        4,000
                                                                 -----------    ----------
                                                                 $  (276,747)   $   38,694
                                                                 ===========    ==========

Note 8 - Commitments

Operating Leases

The Company  leases  delivery  trucks,  vehicles,  equipment and property  under non-cancelable  operating leases. Rent expense for these leases was $449,497 and
$343,391 for the years ended March 31, 2002 and 2001, respectively.

Future minimum lease payments under these leases are approximately as follows:

        Year Ending March 31,
        ---------------------

               2003............................................. $   425,000
               2004.............................................     461,000
               2005.............................................     410,000
               2006.............................................     359,000
               2007.............................................     171,000
               Thereafter.......................................      16,000
                                                                 -----------
                                                                 $ 1,842,000
                                                                 ===========

Note 9 - Contingency

When the Company purchased  mountain property in 1983,  included in the purchase price were certain  water rights for  Eldorado  Springs.  These water rights are relatively  junior to other water  rights in the South  Boulder  Creek and South
Platte Basins.  The Company has the right to  beneficially  use all of the water which emanates from the springs in accordance with its water rights unless there is a more senior  call on the water.  A senior call might occur in the winter or when runoff is low and insufficient to meet the water needs of more senior water users below Eldorado Springs.  For many years the Company has enrolled its water rights  in a  substitute  supply  plan  approved  by the  State  Engineer.  This substitute  supply plan  effectively  insulates the Company's  water rights from calls of senior water rights  owners.  Although the State  Engineer has approved the  substitute  supply plan  during  every year the Company has owned the water rights,  there is no assurance that the State Engineer will continue to do so in the future.

Note 10 - Stockholders' Equity

Stock Offering Costs

During the fiscal year ended  March 31,  2001,  the  Company  made an attempt to complete a secondary  public stock offering.  The offering was not completed and
$154,961  of aborted  stock  offering  costs is shown on the 2001  statement  of operations.

Stock Options

On May 19, 1998,  the Company  registered  875,000 shares of common stock of the
Company pursuant to the 1997 stock option plan (the Plan). The Plan provides for the grant of stock  options to  employees,  directors,  and  consultants  of the
Company.  From time to time, the board may grant options to advance the interest of the Company.

The following table presents the activity for options outstanding:
                                                                                 Weighted
                                                                                  Average
                                                                    Stock         Exercise
                                                                   Options          Price
                                                                 -----------    -------------

Outstanding - March 31, 2000....................................     500,500 $           2.77
         Granted................................................      61,000             3.88
         Forfeited/canceled.....................................      (3,500)            3.39
         Exercised..............................................         -                 -
                                                                 -----------    -------------

Outstanding - March 31, 2001....................................     558,000             2.89
         Granted................................................      18,000             1.75
         Forfeited/canceled.....................................      (6,000)            3.39
         Exercised..............................................         -                 -
                                                                 -----------    -------------

Outstanding - March 31, 2002....................................     570,000    $        2.86
                                                                 ===========    =============

The following table presents the composition of options outstanding and exercisable:

                                             Options Outstanding                                 Options Exercisable
                                     ---------------------------------- ---------------- ---------------------------
          Exercise Prices                 Number           Price*             Life*           Number            Price*
----------------------------------   ---------------- ----------------  ---------------- ----------------  ---------------
         1.75                                  14,000                                9.1           14,000
         2.75                                 489,000                                6.3          322,700
         3.88                                  59,000                                8.1           26,000
         4.25                                   8,000                                7.1            8,000
                                     ----------------                   ---------------- ----------------

Total - March 31, 2002                        570,000 $           2.86               6.5          370,700  $           2.82
                                     ================ ================  ================ ================  ================

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

The Company has adopted the disclosure-only provisions of Statement of Financial
Accounting  Standards  No.  123,  "Accounting  for  Stock-Based   Compensation."
Accordingly,  no  compensation  cost has been  recognized  for the stock  option plans. Had compensation cost for the Company's option plan been determined based on the fair value at the grant date for awards consistent with the provisions of
SFAS No. 123, the Company's net income (loss) and basic income (loss) per common share would have been changed to the pro forma amounts indicated below:

                                                                    For the Years Ended
                                                                          March 31,
                                                                 --------------------------
                                                                    2002            2001
                                                                 -----------    -----------

        Net income (loss) - as reported......................... $   486,563    $   (75,488)
        Net income (loss) - pro forma........................... $   384,152    $  (253,177)
        Basic income (loss) per common share - as reported...... $      0.16    $     (0.03)
        Basic income (loss) per common share - pro forma........ $      0.13    $     (0.08)
        Diluted earnings (loss) per common share - as reported.. $      0.16    $     (0.03)
        Diluted earnings (loss) per common share - proforma..... $      0.13    $     (0.08)

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used:

                                                                    For the Years Ended
                                                                          March 31,
                                                                 --------------------------
                                                                    2002            2001
                                                                 -----------    -----------

        Approximate risk free rate..............................     5%              5%
        Average expected life................................... 10 years        10 years
        Dividend yield..........................................     0%              0%
        Volatility..............................................     1%              1%

        Estimated fair value of total options granted...........  $102,411       $177,689

Warrants

In connection  with a private  placement  completed  during March 31, 1999,  the
Company issued warrants to purchase 30,000 and 250,000 shares of common stock at
$3.30 and $11.00 per share,  respectively.  Both warrants are exercisable  until expiration  on April 22, 2003.  The warrants  have a weighted  average  exercise price of $10.18 and a weighted average remaining contractual life of 1.06 years.

Note 11 - Employee Benefit Plan

The  Company  has  adopted  a 401(k)  profit  sharing  plan  for its  employees.
Employees  become  eligible to  participate in the plan once they have completed one year of  service  and have  reached  21 years of age.  Contributions  by the
Company and employees vest  immediately.  The Company  matches 100% of employees contributions  up to 3% of the employees gross pay. During the years ended March
31,  2002 and 2001,  the Company  matched  approximately  $40,000  and  $36,000, respectively.  No profit  sharing  contributions  were  approved by the Board of
Directors for the years ended March 31, 2002 and 2001.

Note 12 - Subsequent Events

Subsequent to year-end, the Company granted options to purchase 18,000 shares of the Company's  common stock at an exercise  price of $2.00 (fair market value at the date of grant) to employees of the Company. All options were fully vested at the date of grant.

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

                                                                                    Tenure as Officer
                Name                  Age          Position(s)                         or Director
                ----                  ---          -----------                       ----------------

        Douglas A. Larson*            47    President and Director                   1986 to present
        Kevin M. Sipple               46    Vice President, Secretary and            1986 to present
                                            Director
        Jeremy S. Martin              47    Vice President and Director              1986 to present
        Robert E. Weidler             56    Vice President                           1998 to present
        Cathleen M. Shoenfeld         33    Chief Financial Officer                  1998 to present
        George J. Schmitt*            70    Director                                 1998 to present
        Don P. Van Winkle*            45    Director                                 1998 to present

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

Cathleen  M.  Shoenfeld  joined  Eldorado  in 1990 and has  served as  Assistant
Treasurer from 1991 to 1998. Currently, Ms. Shoenfeld is Chief Financial Officer
and her  responsibilities  include the  procurement  of financing  for growth of operations  of Eldorado  as well as  overseeing  the  accounting  functions  for
Eldorado including the annual audit and corporate reporting. Ms. Shoenfeld holds
a  Bachelor  of  Science   Degree  in  Economics   and  a  Masters  of  Business
Administration from the University of Colorado.

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

Item 10.  Executive Compensation.

In the fiscal  year ended  March 31, 2002 the  Company's  President,  Douglas A.
Larson,  received  compensation  of $101,624 plus other annual  compensation  of
$16,568.  Other  annual  compensation  includes  $9,263 for annual  health  care premiums,  $3,049 for a 3% match for all  contributions  to the 401(k)  plan and
$4,256 for a car allowance.  Kevin Sipple, Vice President received  compensation of $101,583 plus other annual compensation of $9,475.  Other annual compensation includes  $2,632 for annual health care premiums,  $3,047 for a 3% match for all contributions to the 401(k) plan and $3,796 for a car allowance.  Jeremy Martin,
Vice President received  compensation of $101,913 plus other annual compensation of $13,109.  Other annual  compensation  includes  $2,631 for annual health care premiums,  $3,057 for a 3% match for all  contributions  to the 401(k)  plan and
$7,421 for a car allowance.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The  following  table sets forth  certain  data with respect to the only persons known by the Company to be the beneficial  owners of more than five percent (5%)
of the  outstanding  shares of common  stock of the Company as of March 31, 2002 and for all Officers and  Directors as a group.  The persons  indicated  are the sole beneficial owners of the stock and possess sole voting and investment power with respect to the shares indicated.

                                                                 Number of         Percent
          Name and Address of Beneficial Owners                   Shares            Owned
--------------------------------------------------------        ------------    ------------

Kevin M. Sipple.........................................             763,674           25.5%
43 Fowler Lane
Eldorado Springs, CO 80025

Douglas A. Larson.......................................         789,273 (1)           26.3%
12 Baldwin Circle
Eldorado Springs, CO 80025

Jeremy S. Martin........................................             771,060           25.7%
2707 - 4th Street
Boulder, CO 80302

George J. Schmitt.......................................              75,000            2.5%
11 Castle Pines N.
Castle Rock, CO 80104
                                                                                        1.3%
Don P. Van Winkle.......................................              37,500
1600 Indian Wells
Alamogordo, NM 88310

All Officers and Directors as a Group, 7 persons........           2,578,507           86.1%

(1)  Mr.  Larsons's  shares  include  options to buy 14,200  shares  held by Mr.
     Larson's spouse.
(2)  The shares owned by all officers and directors as a group  include  options to buy 71,000 shares each held by Ms. Shoenfeld and Mr. Weidler.

Item 12.  Certain Relationships and Related Transactions.

In August 2001, the Company entered into an agreement to sell certain parcels of real  estate  to two  Company  officers  for a total of  $900,000.  The  Company received  cash from the sale of  $500,000.  The Company  also  provided 60 month carry back  financing of $400,000  with  interest at 7.5% due annually  that has been recorded as notes receivable  related party and includes $17,500 of accrued interest at March 31, 2002. The carry back financing is secured by a junior deed of trust on each property with the senior lender  holding a first deed of trust.
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

The following Exhibits and financial statement schedules are filed as exhibits to this Report:
------------------ ---------------------------------------------------- --------------------------------------------

Exhibit
  No.                Description                                          Location
--------           ------------------------------------                 ------------------------------------------

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

10.1               1997 Stock Option Plan                               Incorporated by reference to Exhibit 10.1
                                                                        to Registration Statement No. 333-68553

10.2               Promissory Note with First National Bank of          Incorporated by reference to Exhibit No.
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

                                          ELDORADO ARTESIAN SPRINGS, INC.

                                          By:/s/ Douglas A. Larson
                                             ----------------------
                                                 Douglas A. Larson,
                                                 President and Principal
                                                 Executive Officer

Dated:  July 1, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is  signed  below by the  following  persons  on behalf  of the  Company  in the capacities and on the dates indicated.

      Name and Capacity                                            Date
      -----------------                                            ----

 /s/ Douglas A. Larson                                      July 1, 2002
Douglas A. Larson, President
and Director

/s/ Kevin M. Sipple                                         July 1, 2002
Kevin M. Sipple, Vice-President,
Secretary and Director

/s/ Cathleen Shoenfeld                                      July 1, 2002
Cathleen Shoenfeld, Chief Financial Officer

/s/ Jeremy S. Martin                                        July 1, 2002
Jeremy S. Martin, Vice-President
and Director

/s/ George J. Schmitt                                       July 1, 2002
George J. Schmitt, Director

/s/ Don P. Van Winkle                                       July 1, 2002
Don P. Van Winkle, Director