Form 10QSB
period 2002-06-30
ELDORADO ARTESIAN SPRINGS INC
filed 2002-08-14
CIK 796124

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2002

Commission File Number: 33-6738-D

                         Eldorado Artesian Springs, Inc.
        (Exact name of registrant as specified in its charter as amended)

                   Colorado                                    84-0907853
----------------------------------------------      ----------------------------
(State or other jurisdiction of incorporation)      (IRS Employer Identification No.)
                                                            Or organization)

294 Artesian Drive, Eldorado Springs, Colorado                    80025
----------------------------------------------      ----------------------------
   (Address of principal executive offices)                    (Zip Code)

                                 (303) 499-1316
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days.

Yes   X   No _____
    -----

Number shares of common stock outstanding at the latest practicable date, August
2, 2002: 2,995,495.

                         ELDORADO ARTESIAN SPRINGS, INC.

                                      INDEX
                                      -----

Part I - Financial Information
   Item 1 - Financial Statements

Balance Sheets June 30, 2002 (Unaudited) and March 31, 2002

Unaudited Income Statements For the Three Months June 30, 2002 and June 30, 2001

Unaudited Statements of Cash Flows For the Three Months Ended June 30, 2002 and June 30, 2001

Notes to Unaudited Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information

Signature Page

                         ELDORADO ARTESIAN SPRINGS, INC.

                                 Balance Sheets

                                                                  June 30,      March 31,
                                                                    2002          2002
                                                                 ----------   ----------
                                                                 (Unaudited)
                                          Assets
Current assets
  Cash .......................................................   $  128,681   $   79,759
  Accounts receivable
     Trade, net ..............................................      876,032      772,512
     Other ...................................................       16,284       12,497
  Inventories ................................................      199,911      200,574
  Prepaid expenses and other .................................       29,247       31,230
  Deposits ...................................................       22,911       22,911
  Deferred income taxes ......................................       29,064       29,064
                                                                 ----------   ----------
           Total current assets ..............................    1,302,130    1,148,547
                                                                 ----------   ----------

Non-current assets
  Property, plant and equipment - net ........................    5,365,379    5,369,082
  Notes receivable - related party ...........................      425,000      417,500
  Water rights - net .........................................       95,918       97,040
  Other - net ................................................       95,769       97,813
                                                                 ----------   ----------
           Total non-current assets ..........................    5,982,066    5,981,435
                                                                 ----------   ----------

Total ........................................................   $7,284,196   $7,129,982
                                                                 ==========   ==========

                          Liabilities and Stockholders' Equity
Current liabilities
  Line of credit .............................................   $  287,000   $     --
  Accounts payable ...........................................      360,604      328,073
  Accrued expenses ...........................................      177,304      207,279
  Income taxes payable .......................................         --         84,373
  Customer deposits ..........................................       64,810       53,924
  Current portion of capital lease obligations ...............      125,841      157,915
  Current portion of long-term debt ..........................      204,612      122,329
                                                                 ----------   ----------
           Total current liabilities .........................    1,220,171      953,893

Non-current liabilities
  Capital lease obligations, less current portion ............      159,287      120,883
  Long-term debt, less current portion .......................    3,532,306    3,665,742
  Deferred tax liability .....................................      287,737      287,737
  Deferred gain on the sale of real estate ...................      357,544      357,544
                                                                 ----------   ----------
           Total non-current liabilities .....................    4,336,874    4,431,906
                                                                 ----------   ----------
           Total liabilities .................................    5,557,045    5,385,799
                                                                 ----------   ----------

Commitments and contingency

Stockholders' equity
  Preferred stock, par value $.001 per share;
   10,000,000 shares authorized; 0 issued and
   outstanding ...............................................         --           --
  Common stock, par value $.001 per share;
    50,000,000 shares authorized; 2,995,495 issued
    and outstanding ..........................................        2,995        2,995
  Additional paid-in capital .................................      984,656      984,656
  Retained earnings ..........................................      739,500      756,532
                                                                 ----------   ----------
                                                                  1,727,151    1,744,183
                                                                 ----------   ----------

Total ........................................................   $7,284,196   $7,129,982
                                                                 ==========   ==========

                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                           Unaudited Income Statements

                                                 For the Three Months Ended
                                                         June 30,
                                                --------------------------
                                                   2002           2001
                                                -----------    -----------
Revenue
  Water and related .........................   $ 1,974,496    $ 1,686,230
  Pool ......................................        37,652         27,603
  Rentals ...................................         3,000         15,073
                                                -----------    -----------
   Net revenue ..............................     2,015,148      1,728,906

Cost of goods sold ..........................       406,696        356,368
                                                -----------    -----------

Gross profit ................................     1,608,452      1,372,538
                                                -----------    -----------

Operating expenses
  Salaries and related ......................       732,366        626,881
  Administrative and general ................       367,846        270,619
  Delivery ..................................       128,899         93,379
  Advertising and promotions ................       230,583        178,659
  Depreciation and amortization .............       127,105         80,334
                                                -----------    -----------
                                                  1,586,799      1,249,872
                                                -----------    -----------

Operating income ............................        21,653        122,666
                                                -----------    -----------

Other income (expense)
  Interest income - related party ...........         7,502           --
  Interest expense ..........................       (56,187)       (37,235)
                                                -----------    -----------
                                                    (48,685)       (37,235)
                                                -----------    -----------

(Loss) income before income taxes ...........       (27,032)        85,431

Provision for income taxes ..................        10,000         25,630
                                                -----------    -----------

Net (loss) income ...........................   $   (17,032)   $    59,801
                                                ===========    ===========

Basic (loss) earnings per common share ......   $     (0.01)   $      0.02
                                                ===========    ===========

Weighted average number of shares outstanding     2,995,495      2,995,495
                                                ===========    ===========

                        See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                       Unaudited Statements of Cash Flows

                                                              Three Months Ended
                                                                    June 30,
                                                            ----------------------
                                                               2002         2001
                                                            ---------    ---------
Cash flows from operating activities
  Net (loss) income .....................................   $ (17,032)   $  59,801
                                                            ---------    ---------
  Adjustments  to  reconcile  net  (loss)  income to net
   cash (used in) provided by operating activities
   Depreciation and amortization ........................     127,105       80,334
   Accrued interest on related party note receivable ....      (7,500)        --
   Changes in certain assets and liabilities
     Accounts receivable ................................    (107,307)    (141,043)
     Inventories ........................................         663       26,374
     Prepaid expenses and other .........................       1,983         --
     Deposits ...........................................        --        (18,510)
     Accounts payable ...................................      32,531       58,173
     Accrued expenses ...................................     (29,975)     (24,626)
     Customer deposits ..................................      10,886        3,937
     Income taxes payable ...............................     (84,373)        --
                                                            ---------    ---------
                                                              (55,987)     (15,361)
                                                            ---------    ---------
      Net cash (used in) provided by operating activities     (73,019)      44,440
                                                            ---------    ---------

Cash flows from investing activities
  Purchase of property, plant and equipment .............     (68,224)     (14,905)
                                                            ---------    ---------
      Net cash flows used in investing activities .......     (68,224)     (14,905)
                                                            ---------    ---------

Cash flows from financing activities
  Proceeds from line of credit ..........................     287,000         --
  Payments on long-term obligations .....................     (96,835)     (80,682)
                                                            ---------    ---------
      Net cash flows provided by (used in) financing
       activities .......................................     190,165      (80,682)
                                                            ---------    ---------

Net decrease in cash ....................................      48,922      (51,147)

Cash-- beginning of period ..............................      79,759      141,332
                                                            ---------    ---------

Cash-- end of period ....................................   $ 128,681    $  90,185
                                                            =========    =========

Supplemental disclosures of cash flow information:

     Cash paid for  interest  for the three  months ended June 30, 2002 and June
     30, 2001 was $56,187 and $37,235 respectively.

     Cash paid for income  taxes for the three  months  ended June 30,  2002 and
     2001 was $84,373 and $0, respectively.

Supplemental disclosures of non-cash investing and financing activities:

     During  the three  months  ended  June 2002 and June  2001,  equipment  was acquired through a capital lease for $52,012 and $0, respectively.

                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                     Notes to Unaudited Financial Statements

Note 1 - Summary of Significant Accounting Policies

Interim Unaudited Financial Statements

The interim  financial  statements  are  unaudited  and reflect all  adjustments
(consisting only of normal recurring adjustments),  which are, in the opinion of management,  necessary for a fair  presentation  of the  financial  position and operating  results for the interim  periods.  The results of operations  for the three months ended June 30, 2002 and 2001 are not necessarily  indicative of the results  of the  entire  year.  The  financial  statements  included  herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form
10-KSB filing. These financial statements should be read in conjunction with the financial  statements  and notes thereto  contained in the Company's Form 10-KSB for the year ended March 31, 2002.

Note 2 - Stockholders' Equity

Stock Option Plan

On May 1, 2002,  the  Company  granted  18,000  options to  employees  under the
Company's  1997 Stock  Option Plan to purchase  common stock at $2.00 per share, fair market value at the date of the grant.

Note 3 - Related Party Transactions

During  the year ended  March 31,  2002,  the  Company  sold real  estate to two officers of the Company.  The Company  received  $500,00 cash and notes totaling
$400,000 in exchange for the real estate. The collateral on the notes recievable included a junior  deed of trust on the  properties  and shares of common  stock held by the  officers.  During  the  quarter  ended  June 30,  2002,  the  Board determined  that  250,000  shares  of common  stock of the  Company  pledged  as collateral by each of the officers was  sufficient  collateral  and released the junior deeds of trust on the properties.

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

Results of Operations

Net  revenues for the three  months  ended June 30, 2002  increased  $286,242 or
16.6%  compared to the same period ended June 30, 2001.  Five and three  gallons product sales  increased 16.1% for the three months ended June 30, 2002 compared to the same period of fiscal 2001.  Sales of the one-gallon  products  increased
23.0% for the three  months  ended June 30, 2002  compared to the same period of fiscal 2001. Sales of the PET products (1.5 liters and smaller)  increased 12.3%
for the three months  ended June 30, 2002  compared to the same period of fiscal
2001. Five and three gallon product sales account for 68.9% of net revenues, PET products  account for 20.8% of revenues and one gallon products account for 8.7%
of revenues.

For the three  months  ended  June 30,  2002  costs of goods  sold was  $406,696 compared to $356,368 for the three months ending June 30, 2001.  Resulting gross profit was 79.8% of revenues for the three  months ended June 30, 2002  compared with a gross profit of 79.4% for the three  months  ended June 30,  2001.  Gross profit  increased 17.2% from $1,372,538 for the three months ended June 30, 2001 to $1,608,452 for the three months ended June 30, 2002.

Operating  expenses for the three months  ended June 30, 2002  increased  27% to
$1,586,799  from  $1,249,872  for the same period of fiscal  2001.  Salaries and related  expenses  increased  16.8% for the three  months  ended June 30,  2002.
Salaries  and  related  expenses  were  $732,366 or 36.3% of sales for the three months  ended June 30, 2002  compared to $626,881 or 36.3% of sales for the same period of fiscal 2001.  The increase in salaries and related  expenses is due to the increase in revenues for the same period and the increased wages involved in obtaining and servicing new and existing customers.

For the three months ended June 30, 2002  advertising and  promotional  expenses were  $230,583 or 11.4% of sales  compared to $178,659 or 10.3% of sales for the same period of fiscal 2001.  Management expects that advertising and promotional expenses  will remain at the  historical  level of  approximately  10% of annual sales in order to continue increase market penetration and brand awareness.

Delivery  expenses  increased  38% to  $128,899  or 6.4% of sales  for the three months  ended June 30,  2002  compared  to $93,379 or 5.4% of sales for the same period  ended June 30, 2001.  Delivery  costs  increased  due to the increase in revenues and the costs associated with the operation of delivery vehicles.

For the three  months ended June 30, 2002  general and  administrative  expenses increased $97,227 or 35.9%. The increase in general and administrative  expenses is due to the increase in revenues,  insurance costs and the additional costs of the new facility.  Insurance  costs  increased  24.4% for the three months ended
June 30, 2002 compared to the same period of fiscal 2001.  Costs associated with
the  new  facility   included   property   taxes  and  utilities  and  increased
approximately $29,000 over the three months ended June 30, 2001.

Depreciation  and  amortization  increased 58.2% for the three months ended June
30, 2002.  Eldorado continues to purchase additional  equipment  associated with the increase in additional home and commercial  accounts.  In addition,  the new facility that was recently purchased has added to depreciation expenses.

Eldorado's  net loss for the  first  three  months of  fiscal  2002 was  $17,032 compared to net income of $85,431 for the three months ended June 30, 2001.  The decrease in net income is due to the increased  operating costs  associated with the additional revenues as well as the above changes in operating costs.

Liquidity and Capital Resources

Trade  accounts  receivable  for the three months ended June 30, 2002 were 13.4%
higher than at the year ended March 31, 2002. Days sales outstanding at June 30,
2002 was  approximately  39 days compared to  approximately  44 days at June 30,
2001.

Cash flow used in  operating  activities  had a net  outflow of $73,019  for the three  months  ended June 30,  2002 as  compared to cash flow of $44,440 for the three months  ended June 30, 2001, a decrease of $117,459.  The decrease in cash flows is a result of the  decrease in net income for the three months ended June
30, 2002. In addition,  the Company paid  approximately  $84,000 in income taxes during the three months ended June 30, 2002.

Cash flow used in  investing  activities  had a net  outflow of $68,224  for the three  months  ended June 30, 2002  compared to a net outflow of $14,905 for the same period ended June 30,  2001.  The Company  continues to purchase  equipment used in the servicing of accounts for the home and office delivery.

Cash  flows  provided  by  financing  activities  resulted  in a cash  inflow of
$190,165.  The Company  received  proceeds from an available  line of credit for
$287,000.  The Company  also made  payments on  long-term  obligations  totaling
$96,835.  The Company's  cash balance at June 30, 2002 increased by $48,922 from
March 31, 2002.

On May 19, 1998,  the Company  registered  875,000 shares of common stock of the
Company  pursuant to the 1997 stock option plan. The plan provides for the grant of stock options to employees,  directors and consultants of the Company.  As of
June 30, 2002,  588,000  options were  outstanding,  of which  388,700 are fully vested.  All of the options were granted at an option price representing 100% of the fair  market  value on the date of the grant as  determined  by the Board of
Directors.

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

ELDORADO ARTESIAN SPRINGS, INC.

By: /s/     Douglas Larson
    ----------------------
Douglas A. Larson, President

By: /s/     Kevin  M. Sipple
    ------------------------
Kevin M. Sipple, Secretary

By: /s/     Cathleen Shoenfeld
    --------------------------
Cathleen Shoenfeld, Chief Financial Officer