Form 10QSB
period 2002-09-30
ELDORADO ARTESIAN SPRINGS INC
filed 2002-11-15
CIK 796124

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2002

Commission File Number: 33-6738-D

                         Eldorado Artesian Springs, Inc.
        (Exact name of registrant as specified in its charter as amended)

                   Colorado                               84-0907853
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation)  IRS Employer Identification No.)
                                                       Or organization)

294 Artesian Drive, Eldorado Springs, Colorado                    80025
--------------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)

                                   (303) 499-1316
--------------------------------------------------------------------------------
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

Yes   X   No _____

Number  shares of common  stock  outstanding  at the  latest  practicable  date,
October 25, 2002: 2,995,495.

                         ELDORADO ARTESIAN SPRINGS, INC.

                                      INDEX

Part I - Financial Information
   Item 1 - Financial Statements

      Balance Sheets as of September 30, 2002 (Unaudited) and March 31, 2002

      Unaudited Statements of Operations For the Three and Six Months Ended
      September 30, 2002 and September 30, 2001

      Unaudited Statements of Cash Flows For the Three and Six Months Ended
       September 30, 2002 and September 30, 2001

      Notes to Unaudited Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition
    and Results of Operations

Item 3 - Controls and Procedures

Part II - Other Information

Signature Page

                         ELDORADO ARTESIAN SPRINGS, INC.
                                 Balance Sheets

                                                     September 30,   March 31,
                                                         2002          2002
                                                     -------------  ----------
                                                      (Unaudited)
                                     Assets
Current assets
  Cash .............................................   $  121,546   $   79,759
  Accounts receivable
     Trade, net ....................................      884,248      772,512
     Other .........................................       11,047       12,497
  Inventories ......................................      233,498      200,574
  Prepaid expenses and other .......................       17,307       31,230
  Deposits .........................................       24,995       22,911
  Deferred income taxes ............................       29,064       29,064
                                                       ----------   ----------
           Total current assets ....................    1,321,705    1,148,547
                                                       ----------   ----------
Non-current assets
  Property, plant and equipment - net ..............    5,344,056    5,369,082
  Notes receivable - related party .................      432,500      417,500
  Water rights - net ...............................       94,796       97,040
  Other - net ......................................       93,724       97,813
                                                       ----------   ----------
           Total non-current assets ................    5,965,076    5,981,435
                                                       ----------   ----------
Total ..............................................   $7,286,781   $7,129,982
                                                       ==========   ==========
                      Liabilities and Stockholders' Equity
Current liabilities
  Line of credit ...................................   $  287,000   $     --
  Accounts payable .................................      151,194      328,073
  Accrued expenses .................................      255,586      207,279
  Income taxes payable .............................       46,600       84,373
  Customer deposits ................................       72,063       53,924
  Current portion of capital lease obligations .....      127,420      157,915
  Current portion of long-term debt ................      122,329      122,329
                                                       ----------   ----------
           Total current liabilities ...............    1,062,192      953,893

Non-current liabilities
  Capital lease obligations, less current portion ..      172,835      120,883
  Long-term debt, less current portion .............    3,575,588    3,665,742
  Deferred tax liability ...........................      287,737      287,737
  Deferred gain on the sale of real estate .........      357,544      357,544
                                                       ----------   ----------
           Total non-current liabilities ...........    4,393,704    4,431,906
                                                       ----------   ----------
           Total liabilities .......................    5,455,896    5,385,799
                                                       ----------   ----------
Commitments and contingency

Stockholders' equity
  Preferred stock, par value $.001 per share;
   10,000,000 shares authorized; 0 issued and
   outstanding .....................................         --           --
  Common stock, par value $.001 per share;
    50,000,000 shares authorized; 2,995,495 issued
    and outstanding ................................        2,995        2,995
  Additional paid-in capital .......................      984,656      984,656
  Retained earnings ................................      843,234      756,532
                                                       ----------   ----------
                                                        1,830,885    1,744,183
                                                       ----------   ----------
Total ..............................................   $7,286,781   $7,129,982
                                                       ==========   ==========

                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                       Unaudited Statements of Operations

                                  For the Three Months Ended    For the Six Months Ended
                                      September 30,                September 30,
                                  --------------------------    ------------------------
                                      2002            2001           2002         2001
                                  ----------       ---------    -------------  ----------
Revenue
  Water and related               $2,193,149       $2,042,719     $ 4,167,645  $3,728,949
  Pool                                68,472           66,242         106,124      93,845
  Rentals                              3,000           24,740           6,000      39,813
                                  ----------       ----------     -----------  ----------
   Net revenue                     2,264,621        2,133,701       4,279,769   3,862,607

Cost of goods sold                   425,379          433,707         832,075     790,075
                                  ----------       ----------     -----------  ----------
Gross profit                       1,839,242        1,699,994       3,447,694   3,072,532
                                  ----------       ----------     -----------  ----------
Operating expenses
  Salaries and related               824,305          692,297       1,556,671   1,319,178
  Administrative and general         310,456          360,060         678,302     630,679
  Delivery                           144,402          125,870         273,301     219,249
  Advertising and promotions         210,611          248,257         441,194     426,916
  Depreciation and amortization      129,952           90,286         257,058     170,620
                                  ----------       ----------     -----------  ----------
                                   1,619,726        1,516,770       3,206,526   2,766,642
                                  ----------       ----------     -----------  ----------
Operating income                     219,516          183,224         241,168     305,890
                                  ----------       ----------     -----------  ----------
Other income (expense)
  Interest income                      5,008            2,510          12,510       2,510
  Gain on sale of asset                    -          519,937               -     519,937
  Interest expense                   (64,189)         (57,433)       (120,376)    (94,668)
                                  ----------       ----------     -----------  ----------
                                     (59,181)         465,014        (107,866)    427,779
                                  ----------       ----------     -----------  ----------
Net income before provision
for income taxes                     160,335          648,238         133,302     733,669

Provision for income taxes
  Current                             56,600           50,870          46,600      76,500
  Deferred                                 -          192,400               -     192,400
                                  ----------       ----------     -----------  ----------
                                      56,600          243,270          46,600     268,900
                                  ----------       ----------     -----------  ----------
Net income                           103,735          404,968        $ 86,702    $464,769
                                  ==========       ==========     ===========  ==========
Basic and diluted earnings per
common share                      $     0.03      $      0.14      $     0.03  $     0.16
                                  ==========       ==========     ===========  ==========
Weighted average number of
shares outstanding                 2,995,495        2,995,495       2,995,495   2,995,495
                                  ==========       ==========     ===========  ==========

                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.
                       Unaudited Statements of Cash Flows

                                                                  Six Months Ended
                                                                   September 30,
                                                            --------------------------
                                                               2002             2001
                                                            ----------      ----------
Cash flows from operating activities
  Net income                                                $   86,702      $  464,769
                                                            ----------      ----------
  Adjustments  to  reconcile  net  income  to  net  cash
   provided by operating activities
   Depreciation and amortization                               257,058         170,620
   Accrued interest on related party note receivable           (15,000)             -
   Gain on the sale of fixed assets                                  -        (519,937)
      Deferred income taxes                                          -         192,400
   Changes in certain assets and liabilities
     Accounts receivable                                      (110,286)       (147,712)
     Inventories                                               (32,924)        (30,788)
     Prepaid expenses and other                                 13,923              -
     Deposits                                                   (2,084)        (31,532)
     Accounts payable                                         (176,879)        183,202
     Accrued expenses                                           48,307          85,971
     Customer deposits                                          18,139          17,955
     Income taxes payable                                      (37,773)             -
                                                            ----------      ----------
                                                               (37,519)        (79,821)
                                                            ----------      ----------
      Net cash provided by operating activities                 49,183         384,948
                                                            ----------      ----------
Cash flows from investing activities
  Proceeds from sale of property                                     -         500,000
  Purchases of property and equipment                         (108,018)       (452,387)
  Purchases of other assets                                          -         (60,328)
                                                            ----------      ----------
      Net cash flows used in investing activities             (108,018)        (12,715)
                                                            ----------      ----------
Cash flows from financing activities
  (Proceeds) Payments on line of credit                        287,000        (290,716)
  Payments on long-term obligations                           (186,378)       (162,268)
                                                            ----------      ----------
      Net cash flows provided by (used in) financing
       activities                                              100,622        (452,984)
                                                            ----------      ----------
Net increase (decrease) in cash                                 41,787         (80,751)

Cash - beginning of period                                      79,759         141,332
                                                            ----------      ----------
Cash - end of period                                        $  121,546      $   60,581
                                                            ==========      ==========
Supplemental disclosures of cash flow information:
     Cash paid for  interest  for the six months  ended  September  30, 2002 and
          September 30, 2001 was $120,376 and $94,668 respectively.
Supplemental disclosures of noncash investing and financing activities:
     During the six months  ended  September  30, 2002 and 2001,  equipment  was
          acquired   through  a  capital   lease  for   $117,681   and  $48,096,
          respectively.

                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                     Notes to Unaudited Financial Statements

Note 1 - Summary of Significant Accounting Policies

Interim Unaudited Financial Statements

The interim  financial  statements  are  unaudited  and reflect all  adjustments
(consisting only of normal recurring adjustments),  which are, in the opinion of management,  necessary for a fair  presentation  of the  financial  position and operating  results for the interim  periods.  The results of operations  for the three and six  months  ended  September  30,  2002 and 2001 are not  necessarily indicative of the results of the entire year. The financial  statements included herein are  presented in  accordance  with the  requirements  of Form 10-QSB and consequently  do not  include  all  of  the  disclosures  normally  made  in the registrant's  annual Form 10-KSB filing.  These financial  statements  should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended March 31, 2002.

Note 2 - Stockholders' Equity

Stock Option Plan

On May 1, 2002,  the  Company  granted  18,000  options to  employees  under the
Company's  1997 Stock  Option Plan to purchase  common stock at $2.00 per share, fair market value at the date of the grant.

Note 3 - Related Party Transactions

During  the year ended  March 31,  2002,  the  Company  sold real  estate to two officers of the Company.  The Company received  $500,000 cash and notes totaling
$400,000 in exchange for the real estate. The collateral on the notes receivable included a junior  deed of trust on the  properties  and shares of common  stock held by the  officers.  During  the  quarter  ended  June 30,  2002,  the  Board determined  that  250,000  shares  of common  stock of the  Company  pledged  as collateral by each of the officers was  sufficient  collateral  and released the junior deeds of trust on the  properties.  The  increases in notes  receivable -
related party are attributable to the accrued interest on the related notes.

In July 2001,  when the Board of Directors  authorized the  aforementioned  real estate transactions, the Company also authorized the sale of certain real estate at the then fair value to another officer of the Company. Because of county land use approval  processes and associated  delays, the officer's option to purchase the real estate was extended through September 26, 2007 on September 26, 2002.

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

Overview

Eldorado  Artesian  Springs,  Inc. is a Colorado based company that is primarily involved in the bottling and marketing of natural  artesian  spring  water.  The spring is  located in the  foothills  of the  Colorado  Rocky  Mountains  and is surrounded  by thousands  of acres of state and city park land,  assuring a well protected source.  The water rises up through many layers of sandstone under its
own  artesian  pressure.   Currently,   Eldorado's  operations  consist  of  its
home/commercial  delivery  business  (5  and  3  gallon  bottles)  and  the  PET
(polyethylene   terephtalate,   a  premium  clear  plastic  container)  consumer
business.

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

The Company has  experienced  growth in the most recent years that  necessitated the need for  additional  office,  warehouse and bottling  space.  In January of
2001, the Company began  construction of a new facility in Louisville,  Colorado about 10 miles from Eldorado  Springs.  The new facility  consists of a total of approximately  38,000 square feet. The building was completed in August 2001 and the Company  began to operate on a limited basis out of the new location at that time. The Company  initially moved all office  personnel to the new offices.  In addition,  the delivery  trucks also began operating out of the new facility and the  products  were  transported  between  Eldorado  and  the  new  location  in
Louisville.  By December 2001, the Company moved all of the bottling  lines.  At this time,  the water is  transported  to the new  facility in  stainless  steel tanker  trucks.  Once at the bottling plant the water is then  transferred  into stainless steel holding tanks until it is used for bottling.

Results of Operations

Net revenues for the six months ended  September 30, 2002 increased  $417,162 or
10.8% compared to the same period ended September 30, 2001. Net revenues for the three months ended September 30, 2002 increased $130,920 or 6.1% compared to the same period ended  September  30, 2001.  Five and three  gallons  product  sales increased 14.6% for the six months ended September 30, 2002 compared to the same period of fiscal 2001.  Sales of the one gallon products  increased 7.8% for the six months ended  September 30, 2002 compared to the same period of fiscal 2001.
Sales of the PET products  (1.5 liters and smaller)  increased  4.8% for the six months ended September 30, 2002 compared to the same period of fiscal 2001. Five and three gallon  product sales account for 67.4% of net revenues,  PET products account  for 20.8% of  revenues  and one  gallon  products  account  for 9.6% of revenues.  Rental income for the six months ended  September 30, 2002  decreased
$33,813 from the same period ended  September 30, 2001.  This decrease in rental revenue is due to the sale of the rental property in August 2001.

For the six months  ended  September  30,  2002 cost of goods sold was  $832,075 compared to $790,075 for the same period ended September 30, 2002. For the three months ended  September  30, 2002 costs of goods sold was  $425,379  compared to
$433,707 for the three months ended  September 30, 2001.  Resulting gross profit was 80.6% of revenues for the six months ended  September 30, 2002 compared with a gross  profit of 79.6% for the six months  ended  September  30,  2001.  Gross profit  increased  12.2% from  $3,072,532 for the six months ended September 30,
2001 to $3,447,694  for the six months ended  September  30, 2002.  Gross profit increased 8.2% for the three months ended September 30, 2001.

Operating  expenses for the six months ended  September 30, 2002 increased 15.9%
to $3,206,526  from $2,766,642 for the same period of fiscal 2001. For the three months ended September 30, 2002,  operating  expenses increased 6.8% compared to the same period of fiscal 2001.  Salaries and related expenses increased 18% for the six months ended  September  30, 2002.  Salaries and related  expenses  were
$1,556,671  or  36.4% of sales  for the six  months  ended  September  30,  2002 compared to $1,319,178 or 34.2% of sales for the same period of fiscal 2001. For the three  months  ended  September  30,  2002  salaries  and  related  expenses increased  19.1%  compared to the three months  ended  September  30, 2001.  The increase in  salaries  and related  expenses  is related to the  production  and servicing of the 5 and 3 gallon products for home and office delivery.  Revenues for the 5 and 3  gallon  products  increased  14.6%  for the  six  months  ended
September 30, 2002. The increase in salaries and related expenses is also due to the  increased  wages  involved in  obtaining  and  servicing  new and  existing customers.

For the six months ended September 30, 2002 advertising and promotional expenses were  $441,194 or 10.3% of sales  compared to $426,916 or 11.1% of sales for the same  period of fiscal  2001.  For the three  months  ended  September  30, 2002 advertising and promotional  expenses were $210,611 or 9.3% of sales compared to
$248,257  or 11.6% of sales  for the same  period  of  fiscal  2001.  Additional advertising  expenditures  are typically  incurred  during the first half of the fiscal year due to the increased  advertising during the summer months that fall during this period. Management expects that advertising and promotional expenses will remain at the  historical  level of  approximately  10% of annual  sales in order to continue to increase market penetration and brand awareness.

Delivery  expenses  increased  11.3% to  $244,099  or 5.7% of sales  for the six months ended  September 30,  2002  compared to $219,249 or 5.7% of sales for the same period ended  September 30, 2001. For the three months ended  September 30,
2002 delivery  expenses  increased  14.7%  compared to the same period of fiscal
2001.  Delivery  costs  increased  due to the increase in revenues and the costs
associated  with  the  operation  of  additional   delivery  vehicles  including
insurance, service, and operational expenses.

General and administrative  expenses for the six months ended September 30, 2002 increased 7.6% to $678,302 from $630,679 for the same period of fiscal 2001. The increase  in general  and  administrative  expenses  is due to the  increase  in revenues. The increase in general and administrative expenses is also due to the additional costs required by the Company for operating the new facility.

Depreciation and amortization increased 50.7% for the six months ended September
30, 2002.  Eldorado continues to purchase additional  equipment  associated with the increase in additional home and commercial  accounts.  In addition,  the new facility  that  was  recently  purchased  has  added to  depreciation  expenses.
Depreciation  and  amortization  expenses for the six months ended September 30,
2002  were 6% of  sales  compared  to 4.4% of  sales  for the six  months  ended
September 30, 2001.

Eldorado's  net  income  for the first six  months  of fiscal  2002 was  $86,702 compared to $464,769 for the six months ended  September 30, 2001.  The decrease in net income was directly  related to the sale of real estate by the Company in
August 2001.  The sale of the real estate  resulted in a gain on the sale of the asset of $519,937.

Liquidity and Capital Resources

Trade accounts receivable for the six months ended September 30, 2002 were 14.5%
higher  than at the year  ended  March 31,  2002.  Days  sales  outstanding  was approximately 40 days at September 30, 2002 and September 30, 2001.

Cash flow provided by operating  activities  had a net inflow of $49,183 for the six months ended September 30, 2002 as compared to cash flow of $384,948 for the six months ended  September  30,  2001, a decrease of $335,765.  The decrease in cash flows is a result of the  decrease  in net income for the six months  ended
September  30, 2002  compared to the six months ended  September  30,  2001.  In addition,  the Company paid approximately $84,000 in income taxes during the six months ended September 30, 2002.

Cash  flow  used in  investing  activities  for the  purchase  of  property  and equipment  resulted  in a net  outflow  of  $108,018  for the six  months  ended
September  30,  2002  compared  to a net  outflow of $12,715 for the same period ended September 30, 2001.

Cash  flows  provided  by  financing  activities  resulted  in a cash  inflow of
$100,623.  The Company  received  proceeds from an available  line of credit for
$287,000.  The Company  also made  payments on  long-term  obligations  totaling
$186,378.  The Company's cash balance at September 30, 2002 increased by $41,787 from March 31, 2002.

On May 19, 1998,  the Company  registered  875,000 shares of common stock of the
Company  pursuant to the 1997 stock option plan. The plan provides for the grant of stock options to employees,  directors and consultants of the Company.  As of
September 30, 2002, 588,000 options were outstanding, of which 388,700 are fully vested.  All of the options were granted at an option price representing 100% of the fair  market  value on the date of the grant as  determined  by the Board of
Directors.

Item 3: CONTROLS AND PROCEDURES

The Company, under the supervision of the chief executive and financial officer, has conducted an evaluation of the  effectiveness of the design and operation of the Company's  disclosure  controls and procedures  within 90 days of the filing date of this quarterly  report.  Based upon the results of this evaluation,  the
Company believes that they maintain proper  procedures for gathering,  analyzing and  disclosing  all  information  in a timely  fashion  that is  required to be disclosed in its Exchange Act reports. There have been no significant changes in the Company's controls subsequent to the evaluation date.

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

99.1  Certification by Principal Executive Officer
99.2  Certification by Principal Accounting Officer

                                   Signatures

Pursuant  to the  requirements  of the  Securities  Exchange  Act  of  1934  the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

ELDORADO ARTESIAN SPRINGS, INC.

By: /s/     Douglas Larson
    ----------------------
Douglas Larson, President

By: /s/     Cathleen Shoenfeld
    --------------------------
Cathleen Shoenfeld, Chief Financial Officer

          Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
            Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

I, Douglas Larson,  the Chief Executive  Officer of Eldorado  Artesian  Springs,
Inc. (the "Company"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my  knowledge,  this  quarterly  report  does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not  misleading  with respect to the period covered by this quarterly report;

3.  Based  on my  knowledge,  the  financial  statements,  and  other  financial information  included in this quarterly  report,  fairly present in all material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed  such  disclosure  controls and  procedures  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others  within those  entities,  particularly  during the period in which this quarterly report is being prepared;

b) evaluated  the  effectiveness  of the  registrant's  disclosure  controls and procedures  as of a date  within  90  days  prior  to the  filing  date  of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the  disclosure  controls  and  procedures  based  on our  evaluation  as of the
Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation,  to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant  deficiencies in the design or operation of internal controls which  could  adversely  affect the  registrant's  ability  to record,  process, summarize and report  financial data and have  identified  for the  registrant's auditors any material weaknesses in internal controls; and

b) any  fraud,  whether  or not  material,  that  involves  management  or other employees who have a significant role in the registrant's internal controls; and

6. The  registrant's  other  certifying  officers  and I have  indicated in this quarterly  report  whether or not there  were  significant  changes in  internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

                                          /s/ Douglas Larson
                                          ------------------------------
                                          Name: Douglas Larson
                                          Title: Chief Executive Officer

          Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
            Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

I, Cathleen Shoenfeld, the Chief Financial Officer of Eldorado Artesian Springs,
Inc. (the "Company"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my  knowledge,  this  quarterly  report  does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not  misleading  with respect to the period covered by this quarterly report;

3.  Based  on my  knowledge,  the  financial  statements,  and  other  financial information  included in this quarterly  report,  fairly present in all material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed  such  disclosure  controls and  procedures  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others  within those  entities,  particularly  during the period in which this quarterly report is being prepared;

b) evaluated  the  effectiveness  of the  registrant's  disclosure  controls and procedures  as of a date  within  90  days  prior  to the  filing  date  of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the  disclosure  controls  and  procedures  based  on our  evaluation  as of the
Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation,  to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant  deficiencies in the design or operation of internal controls which  could  adversely  affect the  registrant's  ability  to record,  process, summarize and report  financial data and have  identified  for the  registrant's auditors any material weaknesses in internal controls; and

b) any  fraud,  whether  or not  material,  that  involves  management  or other employees who have a significant role in the registrant's internal controls; and

6. The  registrant's  other  certifying  officers  and I have  indicated in this quarterly  report  whether or not there  were  significant  changes in  internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

                                          /s/ Cathleen Shoenfeld
                                          ------------------------------
                                          Name: Cathleen Shoenfeld
                                          Title: Chief Financial Officer