Form 10QSB
period 2002-12-31
ELDORADO ARTESIAN SPRINGS INC
filed 2003-02-14
CIK 796124

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended December 31, 2002

Commission File Number: 33-6738-D

                         Eldorado Artesian Springs, Inc.
        (Exact name of registrant as specified in its charter as amended)

                   Colorado                                    84-0907853
(State or other jurisdiction of incorporation)      (IRS Employer Identification No.)
                                                            Or organization)

--------------------------------------------------------------------------------------------
   1783 Dogwood Street Louisville, Colorado                       80027
   (Address of principal executive offices)                    (Zip Code)

--------------------------------------------------------------------------------------------
                                   (303) 499-1316
                (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days.

Yes   X   No _____
    -----

Number  shares of common  stock  outstanding  at the  latest  practicable  date,
February 12, 2003: 2,995,495.

                         ELDORADO ARTESIAN SPRINGS, INC.

                                      INDEX
                                      -----

Part I - Financial Information

   Item 1 - Financial Statements

      Balance Sheets as of December 31, 2002 (Unaudited) and March 31, 2002

      Unaudited Statements of Operations For the Three and Nine Months Ended
      December 31, 2002 and December 31, 2001

      Unaudited Statements of Cash Flows For the Nine Months Ended
      December 31, 2002 and December 31, 2001

      Notes to Unaudited Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations

Item 3 - Controls and Procedures

Part II - Other Information

Signature Page

                         ELDORADO ARTESIAN SPRINGS, INC.
                                 Balance Sheets

                                                          December 31,        March 31,
                                                              2002              2002
                                                         ------------       -----------
                                                           (Unaudited)
                                          Assets
 Current assets
   Cash                                                   $   184,939       $    79,759
   Accounts receivable
      Trade, net                                              800,402           772,512
      Other                                                    11,047            12,497
   Inventories                                                202,946           200,574
   Prepaid expenses and other                                  18,323            31,230
   Deposits                                                    42,205            22,911
   Deferred income taxes                                       29,064            29,064
                                                          -----------       -----------
            Total current assets                            1,288,926         1,148,547
                                                          -----------       -----------

 Non-current assets
   Property, plant and equipment - net                      5,211,795         5,369,082
   Notes receivable - related party                           427,790           417,500
   Water rights - net                                          93,674            97,040
   Other - net                                                 91,678            97,813
                                                          -----------       -----------
            Total non-current assets                        5,824,937         5,981,435
                                                          -----------       -----------

 Total                                                    $ 7,113,863       $ 7,129,982
                                                          ===========       ===========

                           Liabilities and Stockholders' Equity
 Current liabilities
   Line of credit                                         $   287,000       $         -
   Accounts payable                                           139,776           328,073
   Accrued expenses                                           192,378           207,279
   Income taxes payable                                        35,078            84,373
   Customer deposits                                           81,697            53,924
   Current portion of capital lease obligations               112,980           157,915
   Current portion of long-term debt                          122,329           122,329
                                                          -----------       -----------
            Total current liabilities                         971,238           953,893

 Non-current liabilities
   Capital lease obligations, less current portion            146,561           120,883
   Long-term debt, less current portion                     3,537,975         3,665,742
   Deferred tax liability                                     287,737           287,737
   Deferred gain on the sale of real estate                   357,544           357,544
                                                          -----------       -----------
            Total non-current liabilities                   4,329,817         4,431,906
                                                          -----------       -----------
            Total liabilities                               5,301,055         5,385,799
                                                          -----------       -----------

 Commitments and contingencies

 Stockholders' equity
   Preferred stock, par value $.001 per share;
    10,000,000 shares authorized; 0 issued and
    outstanding                                                    -                 -
   Common stock, par value $.001 per share;
     50,000,000 shares authorized; 2,995,495 issued
     and outstanding                                            2,995             2,995
   Additional paid-in capital                                 984,656           984,656
   Retained earnings                                          825,157           756,532
                                                          -----------       -----------
                                                            1,812,808         1,744,183
                                                          -----------       -----------

 Total                                                    $ 7,113,863       $ 7,129,982
                                                          ===========       ===========

                             See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                       Unaudited Statements of Operations

                                   For the Three Months Ended    For the Nine Months Ended
                                          December 31,                 December 31,
                                  ---------------------------    --------------------------
                                     2002             2001           2002          2001
                                  ----------       ----------     -----------    ----------
Revenue
  Water and related               $1,767,226       $1,851,653     $ 5,934,871    $5,580,602
  Resort Operations                   (1,871)         (16,672)        110,253       116,986
                                  ----------       ----------     -----------    ----------
   Net revenue                     1,765,355        1,834,981       6,045,124     5,697,588

Cost of goods sold                   252,614          344,582       1,084,689     1,134,657
                                  ----------       ----------     -----------    ----------

Gross profit                       1,512,741        1,490,399       4,960,435     4,562,931
                                  ----------       ----------     -----------    ----------

Operating expenses
  Salaries and related               730,605          731,669       2,287,276     2,050,847
  Administrative and general         270,255          169,001         948,557       796,328
  Delivery                           203,614          212,857         476,915       442,958
  Advertising and promotions         147,556          174,646         588,750       601,562
  Depreciation and amortization      140,696          104,185         397,754       274,805
                                  ----------       ----------     -----------    ----------
                                   1,492,726        1,392,358       4,699,252     4,166,500
                                  ----------       ----------     -----------    ----------

Operating income                      20,015           98,041         261,183       396,431
                                  ----------       ----------     -----------    ----------

Other income (expense)
  Interest income                      7,508            7,504          20,017        10,014
  Gain on sale of asset                    -                -              -        519,937
  Interest expense                   (55,599)         (77,320)       (175,975)     (171,988)
                                  ----------       ----------     -----------    ----------
                                     (48,091)         (69,816)       (155,958)      357,963
                                  ----------       ----------     -----------    ----------

Net (loss) income before
provision for income taxes           (28,076)          28,225         105,225       754,394

Provision for income taxes           (10,000)           7,500          36,600       268,900
                                  ----------       ----------     -----------    ----------

Net (loss) income                    (18,076)          20,725     $    68,625    $  485,494
                                  ==========       ==========     ===========    ==========

Basic and diluted (loss)
earnings per common share         $    (0.01)      $     0.01     $      0.02    $     0.16
                                  ==========       ==========     ===========    ==========

Weighted average number of
shares outstanding                 2,995,495        2,995,495       2,995,495     2,995,495
                                  ==========       ==========     ===========    ==========

                             See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                       Unaudited Statements of Cash Flows

                                                                 Nine Months Ended
                                                                    December 31,
                                                            --------------------------
                                                               2002             2001
                                                            ----------      ----------
Cash flows from operating activities
  Net income                                                $   68,625      $  485,495
                                                            ----------      ----------
  Adjustments  to  reconcile  net  income  to  net  cash
   provided by operating activities
   Depreciation and amortization                               397,754         274,805
   Accrued interest on related party note receivable           (10,290)        (10,000)
   Gain on the sale of fixed assets                                  -        (519,937)
   Deferred income taxes                                             -         192,400
   Changes in certain assets and liabilities
     Accounts receivable                                       (26,440)       (126,289)
     Inventories                                                (2,372)         19,738
     Prepaid expenses and other                                 12,907         (18,533)
     Deposits                                                  (19,294)         19,786
     Accounts payable                                         (188,297)        165,884
     Accrued expenses                                          (14,901)         35,178
     Customer deposits                                          27,773          18,196
     Income taxes payable                                      (49,295)             -
                                                            ----------      ---------
                                                               127,545          51,228
                                                            ----------      ----------
      Net cash provided by operating activities                196,170         536,723
                                                            ----------      ----------

Cash flows from investing activities
  Proceeds from sale of property                                    -          500,000
  Purchases of property and equipment                         (113,285)       (581,027)
  Purchases of other assets                                         -          (40,170)
                                                            ----------      -----------
      Net cash flows used in investing activities             (113,285)       (121,197)
                                                            ----------      ----------

Cash flows from financing activities
  Proceeds on line of credit                                   287,000         130,000
  Payments on long-term debt                                  (264,705)       (257,406)
  Payments on line of credit                                        -         (290,716)
                                                            ----------      ----------
      Net cash flows provided by (used in) financing
       activities                                               22,295        (418,122)
                                                            ----------      ----------

Net increase (decrease) in cash                                105,180          (2,596)

Cash-- beginning of period                                      79,759         141,332
                                                            ----------      ----------

Cash-- end of period                                        $  184,939      $  138,736
                                                            ==========      ==========

Supplemental disclosures of cash flow information:

     Cash paid for  interest  for the nine months  ended  December  31, 2002 and
     December 31, 2001 was $175,975 and $171,988 respectively.

Supplemental disclosures of noncash investing and financing activities:

     During the nine months  ended  December  31, 2002 and 2001,  equipment  was acquired through capital leases for $117,681 and $154,056, respectively.

     During the nine months ended December 31, 2001, notes payable of $2,842,000 were entered  into for the  purchase of real estate,  and real estate sales were made for cash and $400,000 in notes  receivable  related  party.  This sale resulted in a gain of $877,481, of which $357,544 has been deferred.

                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                     Notes to Unaudited Financial Statements

Note 1 - Summary of Significant Accounting Policies

Interim Unaudited Financial Statements

The interim  financial  statements  are  unaudited  and reflect all  adjustments
(consisting only of normal recurring adjustments),  which are, in the opinion of management,  necessary for a fair  presentation  of the  financial  position and operating  results for the interim  periods.  The results of operations  for the three and nine  months  ended  December  31,  2002 and 2001 are not  necessarily indicative of the results of the entire year. The financial  statements included herein are  presented in  accordance  with the  requirements  of Form 10-QSB and consequently  do not  include  all  of  the  disclosures  normally  made  in the registrant's  annual Form 10-KSB filing.  These financial  statements  should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended March 31, 2002.

Reclassifications

Certain  amounts for the three and nine months ended December 31, 2001 have been reclassified  to conform to the  presentation of the three and nine months ended
December 31, 2002.

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

In July 2001,  when the Board of Directors  authorized the  aforementioned  real estate transactions, the Company also authorized the sale of certain real estate at the then fair value to another officer of the Company. Because of county land use approval  processes and associated  delays, the officer's option to purchase the real estate has been extended through September 26, 2007.

Note 4 - Water Rights Contingency

Note 4 - Water Rights Contingency
---------------------------------

When the Company  purchased  mountain  property in 1983,  included in the  purchase price were  certain  water  rights for  Eldorado  Springs.  These water  rights are relatively  junior  to other  water  rights in the  South  Boulder  Creek and South
Platte  Basins.  The  Company  has the right to  beneficially  use all of the water that emanates  from the springs in  accordance  with its water rights unless a more senior  rights  holder makes a call on the water.  A senior call might occur in the winter or when  runoff  is low and  insufficient  to meet the  water  needs of more senior water users below Eldorado  Springs.  Because of Colorado's  current drought conditions,  the  possibility of a senior call has increased.  For many years,  the
Company has enrolled its water rights in a substitute  supply plan  approved by the
State Engineer  which serves to protect the Company's  water supply in the event of a senior call.

As of  January 1,  2003,  the State  Engineer  is no longer  authorized  to approve substitute  supply  plans of the  nature  in which the  Company  is  enrolled.  The
Company  has filed  applications  for an  emergency  substitute  supply  plan and a temporary  supply  plan to  protect  its water  supply  pending  the Water  Court's review of an  application  for a permanent  augmentation  plan. The Company is also pursuing  other  possible  supply sources for use in augmenting the stream flows as a result of the  Company's  withdrawals  of water.  There is no assurance  that any of the  applications or alternative  arrangements  being sought by the Company will be approved.  If the Company's  applications  for substitute or temporary  plans or for a  permanent  augmentation  plan  are not  approved  and a  senior  call on the
Company's  water  supply is made,  this  would  result in a  significant  financial impact  on the  Company.  The  Company  will also  incur  significant  expenses  in connection  with its  efforts to obtain  approval of these  plans.  In the event of the  approval  of a  permanent  augmentation  plan,  the  Company  will also  incur additional  expenses  associated  with its required  purchase of  additional  water rights.

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

Results of Operations

Net revenues for the nine months ended December 31, 2002  increased  $347,536 or
6.1% compared to the same period ended  December 31, 2001.  Net revenues for the three months ended December 31, 2002  decreased  $69,626 or 3.8% compared to the same period ended  December  31,  2001.  Five and three  gallons  product  sales increased 10.4% for the nine months ended December 31, 2002 compared to the same period of fiscal 2001. Sales of the one-gallon  products  increased 9.3% for the nine months ended  December 31, 2002 compared to the same period of fiscal 2001.
Sales of the PET  products (1 liters and  smaller)  decreased  1.7% for the nine months ended December 31, 2002 compared to the same period of fiscal 2001.  Five and three gallon  product sales account for 69.7% of net revenues,  PET products account  for 19% of  revenues  and  one  gallon  products  account  for  9.8% of revenues.  Resort  operations  for the  nine  months  ended  December  31,  2002 decreased  $6,733 from the same period ended December 31, 2001. This decrease in rental revenue is due to the sale of the rental property in August 2001.

For the nine months ended  December  31, 2002 cost of goods sold was  $1,084,689 compared to  $1,134,657  for the same period ended  December  31, 2001.  For the three months ended  December 31, 2002 costs of goods sold was $252,614  compared to $344,582 for the three months ended December 31, 2001. Resulting gross profit was 82.1% of revenues for the nine months ended  December 31, 2002 compared with a gross  profit of 80.1% for the nine months  ended  December  31,  2001.  Gross profit  increased  8.7% from  $4,562,931  for the nine months ended December 31,
2001 to  $4,960,435  for the nine months ended  December 31, 2002.  Gross profit increased 1.5% for the three months ended December 31, 2002.

Operating  expenses for the nine months ended December 31, 2002 increased  12.8%
to $4,699,252  from $4,166,500 for the same period of fiscal 2001. For the three months ended December 31, 2002,  operating  expenses  increased 7.2% compared to the same period of fiscal 2001.  Salaries and related  expenses  increased 11.5%
for the nine months ended December 31, 2002.  Salaries and related expenses were
$2,287,276  or 37.8% of  sales  for the nine  months  ended  December  31,  2002 compared to $2,050,847  or 36% of sales for the same period of fiscal 2001.  The increase in  salaries  and related  expenses  is related to the  production  and servicing of the 5 and 3 gallon products for home and office delivery.  Revenues for the 5 and 3  gallon  products  increased  10.4%  for the nine  months  ended
December 31, 2002. The increase in salaries and related  expenses is also due to the  increased  wages  involved in  obtaining  and  servicing  new and  existing customers.  For the three  months ended  December 31, 2002  salaries and related expenses  decreased  0.1% compared to the three months ended  December 31, 2001.
The  decrease in salaries  and related  expenses is due to the decrease in sales over the three months ended December 31, 2002.

For the nine months ended December 31, 2002 advertising and promotional expenses were  $588,750  or 9.7% of sales  compared to $601,562 or 10.6% of sales for the same  period of fiscal  2001.  For the three  months  ended  December  31,  2002 advertising and promotional  expenses were $147,556 or 8.4% of sales compared to
$174,646 or 9.5% of sales for the same period of fiscal 2001. Management expects that advertising and promotional expenses will remain at the historical level of approximately  10% of  annual  sales in order to  continue  to  increase  market penetration and brand awareness.

Delivery  expenses  increased  7.7% to  $476,915  or 7.9% of sales  for the nine months  ended  December  31, 2002  compared to $442,958 or 7.8% of sales for the same period ended  December 31,  2001.  For the three months ended  December 31,
2002  delivery  expenses  decreased  4.3%  compared to the same period of fiscal
2001.  Delivery  costs  fluctuate  due to the increase in revenues and the costs
associated  with  the  operation  of  additional   delivery  vehicles  including
insurance, service, and operational expenses.

General and administrative  expenses for the nine months ended December 31, 2002 increased  19.1% to $948,557  from  $796,328 for the same period of fiscal 2001.
The  increase in general and  administrative  expenses is due to the increase in revenues. The increase in general and administrative expenses is also due to the additional  costs  required  by the  Company  for  operating  the new  facility.
Additional costs include the added insurance as well as operating lease expenses associated with bottling equipment and machinery.

Depreciation and amortization increased 44.7% for the nine months ended December
31, 2002.  Eldorado continues to purchase additional  equipment  associated with the increase in additional home and commercial  accounts.  In addition,  the new facility  that  was  recently  purchased  has  added to  depreciation  expenses.
Depreciation  and  amortization  expenses for the nine months ended December 31,
2002 were 6.6% of sales  compared  to 4.8% of sales  for the nine  months  ended
December 31, 2001.

Eldorado's  net  income  for the first nine  months of fiscal  2002 was  $68,625 compared to $485,494 for the nine months ended  December 31, 2001.  The decrease in net income was directly  related to the sale of real estate by the Company in
August 2001.  The sale of the real estate  resulted in a gain on the sale of the asset of $519,937.

Liquidity and Capital Resources

Trade accounts  receivable for the nine months ended December 31, 2002 were 3.4%
higher  than at the year  ended  March 31,  2002.  Days  sales  outstanding  was approximately  36 days at  December  31, 2002  versus  approximately  43 days at
December 31, 2001.

Cash flow provided by operating  activities had a net inflow of $196,170 for the nine months ended December 31, 2002 as compared to cash flow of $536,723 for the nine months ended  December  31,  2001, a decrease of $340,553.  The decrease in cash flows is a result of the change in  accounts  payable  for the nine  months ended December 31, 2002 compared to the nine months ended December 31, 2001.

Cash  flow  used in  investing  activities  for the  purchase  of  property  and equipment  resulted  in a net  outflow of  $113,285  for the nine  months  ended
December  31, 2002  compared  to a net  outflow of $121,197  for the same period ended  December  31,  2001,  which was  primarily  the net  result of  receiving proceeds of $500,000  from the sale of property  and  purchases  of property and equipment related to the new facility.

Cash  flows  provided  by  financing  activities  resulted  in a cash  inflow of
$22,295.  The Company  received  proceeds  from an available  line of credit for
$287,000.  The Company  also made  payments on  long-term  obligations  totaling
$264,705.  The Company's cash balance at December 31, 2002 increased by $105,180 from March 31, 2002.

On May 19, 1998,  the Company  registered  875,000 shares of common stock of the
Company  pursuant to the 1997 stock option plan. The plan provides for the grant of stock options to employees,  directors and consultants of the Company.  As of
December 31, 2002, 588,000 options were outstanding,  of which 388,700 are fully vested.  All of the options were granted at an option price representing 100% of the fair  market  value on the date of the grant as  determined  by the Board of
Directors.

When the Company  purchased  mountain  property in 1983,  included in the  purchase price were  certain  water  rights for  Eldorado  Springs.  These water  rights are relatively  junior  to other  water  rights in the  South  Boulder  Creek and South
Platte  Basins.  The  Company  has the right to  beneficially  use all of the water that emanates  from the springs in  accordance  with its water rights unless a more senior  rights  holder makes a call on the water.  A senior call might occur in the winter or when  runoff  is low and  insufficient  to meet the  water  needs of more senior water users below Eldorado  Springs.  Because of Colorado's  current drought conditions,  the  possibility of a senior call has increased.  For many years,  the
Company has enrolled its water rights in a substitute  supply plan  approved by the
State Engineer  which serves to protect the Company's  water supply in the event of a senior call.

As of  January 1,  2003,  the State  Engineer  is no longer  authorized  to approve substitute  supply  plans of the  nature  in which the  Company  is  enrolled.  The
Company  has filed  applications  for an  emergency  substitute  supply  plan and a temporary  supply  plan to  protect  its water  supply  pending  the Water  Court's review of an  application  for a permanent  augmentation  plan. The Company is also pursuing  other  possible  supply sources for use in augmenting the stream flows as a result of the  Company's  withdrawals  of water.  There is no assurance  that any of the  applications or alternative  arrangements  being sought by the Company will be approved.  If the Company's  applications  for substitute or temporary  plans or for a  permanent  augmentation  plan  are not  approved  and a  senior  call on the
Company's  water  supply is made,  this  would  result in a  significant  financial impact  on the  Company.  The  Company  will also  incur  significant  expenses  in connection  with its  efforts to obtain  approval of these  plans.  In the event of the  approval  of a  permanent  augmentation  plan,  the  Company  will also  incur additional  expenses  associated  with its required  purchase of  additional  water rights.

Item 3: CONTROLS AND PROCEDURES

(a)  Evaluation  of  Disclosure  Controls and  Procedures.  The Company,  under the supervision  of the  chief  executive  and  financial  officer,  has  conducted  an evaluation  of the  effectiveness  of the design  and  operation  of the  Company's disclosure  controls  and  procedures  within  90 days of the  filing  date of this
quarterly  report.  Based  upon  the  results  of  this  evaluation,   the  Company
believes  that it  maintains  adequate  procedures  for  gathering,  analyzing  and
disclosing  all  material   information   relating  to  the  Company  in  a  timely
fashion.  There  have  been  no  significant  changes  in  the  Company's  controls subsequent to the evaluation date.

(b)  Changes  in  Internal  Controls.  There  were not  significant  changes in our internal controls or, to our knowledge,  in other factors that could  significantly affect our  disclosure  controls  and  procedures  subsequent  to the date of their evaluation.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

99.1  Certification by Principal Executive Officer
99.2  Certification by Principal Accounting Officer

(b) Reports on Form 8-K

No reports on Form 8-K were filed  during the  quarter  for which this report is filed.

                                         SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act  of  1934  the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

ELDORADO ARTESIAN SPRINGS, INC.

By: /s/Douglas Larson
Douglas Larson, President

By: /s/Cathleen Shoenfeld
Cathleen Shoenfeld, Chief Financial Officer

          Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
            Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

I, Douglas Larson,  the Chief Executive  Officer of Eldorado  Artesian  Springs,
Inc. (the "Company"), certify that:

1. I have reviewed this quarterly report on Form 10-QSB of the Company;

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

Dated: February 14, 2003

                                          /s/ Douglas Larson
                                          Name: Douglas Larson
                                          Title: Chief Executive Officer

          Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
            Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

I, Cathleen Shoenfeld, the Chief Financial Officer of Eldorado Artesian Springs,
Inc. (the "Company"), certify that:

1. I have reviewed this quarterly report on Form 10-QSB of the Company;

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

Dated: February 14, 2002

                                          /s/ Cathleen Shoenfeld
                                          Name: Cathleen Shoenfeld
                                          Title: Chief Financial Officer