Form 10KSB
period 2003-03-31
ELDORADO ARTESIAN SPRINGS INC
filed 2003-06-30
CIK 796124

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)
       [X] Annual report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the fiscal year ended March 31, 2003
                                       or
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
     incorporation or organization)

                 1783 Dogwood Street, Louisville, Colorado 80027
                ------------------------------------------------
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

State issuer's revenues for its most recent fiscal year. $7,915,110

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value will be computed by  reference to the price at which the common  equity was sold,  or the average bid and asked prices of such common  equity,  as of a specified  date within the past 60 days.  (See  definition  of affiliate in Rule 12b-2 of the Exchange Act)
$1,222,823.

The number of shares  outstanding of the Issuer's Common Stock, $.001 par value, was 2,995,495 on June 30, 2003.

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

Industry Background

According  to Beverage  Marketing  Corporation,  the bottled  water  industry is considered  by many  analysts to be the fastest  growing  major  category in the beverage industry.  Total bottled water consumption on a per capita basis in the
United States  increased 88%, or 7.7 gallons,  from 1990 to 2000.  Bottled water volume in the United  States  has grown to  approximately  6 billion  gallons in
2002. In 1990, retail sales value was  approximately  $2.6 billion and has grown to  approximately  $6.0  billion  in 2002.  Bottled  water has been the  fastest growing beverage category since 1993.

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

As a result of the  Eldorado  acquisition  and  subsequent  merger,  the primary business of the Company is the  bottling  and sale of spring  water from springs located on property  owned by the Company.  In addition to real property and the wells and springs thereon,  and water rights,  the Company owns a bottling plant
(including  building  and  bottling   equipment),   associated   containers  and
equipment,  resort  buildings,  a residential home, and an outdoor swimming pool which are located on the property.

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

When the  Company  purchased  the  mountain  property  in 1983,  included in the purchase  price were  certain  water rights for  Eldorado  Springs.  These water rights are  relatively  junior to other water rights in the South  Boulder Creek and South Platte Basins.  The Company has the right to  beneficially  use all of the water which  emanates from the springs in  accordance  with its water rights unless  there is a more senior  call on the water.  A senior call might occur in the winter or when  runoff is low and  insufficient  to meet the water  needs of more senior water users below  Eldorado  Springs.  Because of Colorado's  recent drought  conditions,  the  possibility of a senior call has increased.  For many years the Company had  enrolled  its water  rights in a  substitute  supply plan approved  by the State  Engineer  which  served to protect the  Company's  water supply in the event of a senior call.

As of  January 1, 2003 the State  Engineer  is no longer  authorized  to approve substitute  supply  plans of the nature in which the Company was  enrolled.  The
Company has filed  application for a temporary  supply plan to protect its water supply  pending  the Water  Court's  review of an  application  for a  permanent augmentation  plan. The Company is also pursuing  other possible  supply sources for use in augmenting the stream flows as a result of the Company's  withdrawals of water.  There is no assurance  that any of the  applications  or  alternative arrangements  being  sought by the Company will be  approved.  If the  Company's application  for temporary  supply plan or permanent  augmentation  plan are not approved and a senior call on the  Company's  water  supply is made,  this would result in a significant  negative  financial impact on the Company.  The Company will also incur  significant  expenses in connection  with its efforts to obtain approval  of  these  plans.  In  the  event  of  the  approval  of  a  permanent augmentation  plan, the Company will also incur additional  expenses  associated with its required purchase of additional water rights.

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

Products

The Company is principally in the business of selling  bottled  artesian  spring water.  Sales of the Company's water have historically been made by selling five gallon and three gallon bottles of water  directly to home and business,  retail grocery stores and distributors located in Colorado.  The Company also sells its water at  wholesale  to retail  food  stores  (grocery  chains)  packaged in the smaller, more convenient sizes, which are suitable for retail distribution.  The
Company owns and operates a resort on its property  during the summer months and rents a single-family  home. The Company's water bottling  operation account for
98% of the Company's revenues.

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
The Company  delivers these bottles directly to customers using its trucks owned or leased by the Company. The Company's delivery sales are made primarily in the
Denver/Boulder  metropolitan  area (but also include selected other cities along the front range).  As of March 31, 2003,  the Company had  approximately  13,400 active  delivery  accounts  and the  delivery  business  currently  accounts for roughly 69% of the Company's  revenues.  Of the five and three gallon  accounts, approximately 68% were home accounts and 32% were commercial establishments.

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

Supplies

Water  bottled by the  Company  comes  from  springs  located  on the  Company's property  which have been  flowing for many years.  The Company does not foresee any disruption in the flow of the spring water.  The Company  currently  sources all of its raw  materials  from outside  vendors.  Suppliers of the bottles have experienced  seasonal shortages  resulting from resin shortages.  Changes in the supply of the  bottles  can affect the  prices.  The  Company  tries to mitigate possible shortages by maintaining  sufficient  inventory safety stocks so as not to interrupt production.

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

Employees

As of March 31,  2003,  the Company had 70 full-time  employees  and 4 part-time employees.  During the summer  months,  the  Company  employs  approximately  14 seasonal employees for the operation of the pool.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company owns  property in two  locations.  The Company also rents  warehouse space on a short-term agreement in Denver, Colorado.

Eldorado Springs, Colorado
The Company owns  approximately 24 acres of land in Eldorado Springs,  Colorado.
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

Calendar 2003                                    High    Low
 First Quarter through March 31, 2003            $1.75   $1.40

Calendar 2002
 First Quarter through March 31, 2002            $1.75   $1.40
 Second Quarter through June 30, 2002            $4.00   $2.00
 Third Quarter through September 30, 2002        $2.15   $1.75
 Fourth Quarter through December 31, 2002        $1.85   $1.25

Calendar 2001
 First Quarter through March 31, 2001            $2.94   $1.50
 Second Quarter through June 30, 2001            $1.75   $1.40
 Third Quarter through September 30, 2001        $1.74   $0.45
 Fourth Quarter through December 31, 2001        $1.42   $0.90

The Company had 195 record owners of the Common Stock as of June 30, 2003.

No dividends  have been declared or paid to date on the Company's  common stock, and the Company does not anticipate paying dividends in the foreseeable  future.
The  Company  follows  a  policy  of cash  preservation  for  future  use in the business.

                      Equity Compensation Plan Information

                                                                    Number of
                                                                    securities
                                                                     remaining
                                                                   available for
                          Number of                               future issuance
                          securities                                under equity
                         to be issued       Weighted-average        compensation
                         upon exercise       exercise price       plans (excluding)
                         of outstanding      of outstanding          securities
                        options, warrants   options, warrants       reflected in
Plan Category            and rights (a)      and rights (b)        column (a)) (c)
-------------------     ----------------    -----------------     ------------------

Equity compensation
 plans approved by
 security holders              875,000                 2.85            291,000

Equity compensation
 plans not approved
 by security holders                -                    -                  -

Total                          875,000                 2.85            291,000

ITEM 6. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

Results of Operations

Year Ended March 31, 2003 Compared to Year Ended March 31, 2002

Revenues  for the  year  ended  March  31,  2003  were  $7,915,110  compared  to
$7,556,486 for the same period ended March 31, 2002, an increase of 4.7%.

Sales of the five and three  gallon  products  used in the delivery to homes and offices were 58% of sales and increased from $4,180,987 in 2002 to $4,562,639 in
2003, an increase of $381,652 or 9.1%. Sales of other products, including rental of dispensers used in the home and office delivery, increased to $949,389 or 12%
of sales in 2003 from  $869,107 or 11.5% of sales in 2002,  an increase of 9.2%.
The growth in this segment of the Company's operations is directly  attributable to an increase of approximately  9% in the total number of accounts  serviced by the Company.

Sales of the  Company's  retail-size  products  were  28.3% of total  sales  and decreased from  $2,243,417 in 2002 to $2,227,780 in 2003, a decrease of $15,637, or less than 1%. Sales of the  Company's  PET  products  (.5 liter,  24 oz and 1 liter sizes) represented 18% of sales or $1,427,797 in 2003 compared to 20.2% of sales or $1,523,391 in 2002, a decrease of 6.3%. The decrease in the PET revenue is due to the  inability of the Company to compete  effectively  with respect to pricing,  as intensified  competition from larger  companies  continues to drive retail prices  downward.  The Company's gallon size products were 10.1% of sales or $799,694 in 2003  compared  to  $720,026 in 2002,  an increase of 11.1%.  The increase  in  revenues  of the gallon  sized  package is  attributable  to a 10%
increase in unit volume and a slightly  higher  average  selling  price.  Volume increases are due to a combination of increased distribution, aggressive pricing
policies  at  the  retail  level,   and  the  absence  of  Coca-Cola  and  Pepsi
participation in the gallon sized segment of the bottled water market.

Cost of goods  sold for 2003 were  $1,411,590,  or 17.8% of sales,  compared  to
$1,469,109 or 19.4% of sales for 2002.  The decrease in cost of goods sold, as a percentage of sales,  compared to the prior year is attributable to the decrease in sales of the smaller retail products.  The smaller products cost more because the products require more material, therefore a drop in volume of those products combined with an increase in the higher margin  products  produces a drop in the overall cost of goods. The home and office products require lower bottling costs because of the larger sizes and re-fillable bottles.

Gross profit increased to $6,503,520,  or 82.2% of sales in 2003 from $6,087,377 or 80.6% of sales for 2002. Overall,  gross profit increased 6.8% from the prior year. The increase in gross profit is due to increased  sales volume and average selling prices of the products with greater gross margins and the drop in volume of products with the lowest gross margins.

Total  operating  expenses  increased to $6,225,620  in 2003 from  $5,621,592 in
2002,  an increase  of  $604,028,  or 10.7%.  Of the total  operating  expenses, salaries and related expenses  increased 9.2% to $2,996,145 in 2003, or 37.9% of sales,  from $2,744,494,  or 36.3% of sales in 2002. This increase is due to the increase in sales for the year resulting in higher  commissions and the need for additional  employees.  Due to  increased  competition  and  declining  economic conditions the Company had to increase sales  commissions to obtain the level of new Home & Office delivery  accounts needed to produce the desired gain in total accounts,  net of customers terminating service.  Additionally the Company added positions  related to quality control  functions to meet the needs of compliance and  increased  volumes.  Additionally,  unseasonably  hot dry weather  produced unusually heavy demand for the Company's  products during the summer months. The
Company incurred an expense for temporary labor during these months.

Administrative  and general expenses  increased 13.2% for 2003. This increase is attributable to the additional  expenses  resulting from the increase in volume.
One area the Company has experienced an increase was in cost for insurance.  The
Company's  cost for insurance has increased 12% in 2003 compared to the previous year. Also the Company's  property taxes from 2002 to 2003 doubled.  The Company also  experienced  increased  expenses  related to drought  conditions and water rights primarily for legal fees and engineering work.

Delivery  expenses  increased  32.2%  for  2003.  This  increase  is  due to the increased need for additional  leased vehicles for the home and office delivery.
The need for additional vehicles occurred during the summer months. Subsequently lower  sales  volumes  during the  colder  months  produced  a  disproportionate increase in this expense component.

Advertising  and  promotion  expenses  decreased  9.1% for 2003  compared to the previous year. For 2003,  advertising and promotion  expenses were 9.6% of sales compared to 11.0% of sales for 2002.  The decrease is  primarily  related to the increase in sales  volume and greater  selectivity  in choosing  which venues to advertise in. Given the competitive  nature of the bottled water  industry,  the
Company  anticipates that it will continue to spend  significant  amounts in the future for  advertising  and  promotion  as it  continues to promote and develop brand recognition and increase market penetration.

Depreciation and amortization increased 29.3% for 2003. During fiscal year ended
March  2002,  the  Company  purchased  the new  facility,  which  resulted in an increase in depreciation  expense.  Depreciation for the most recent fiscal year increased due to the  accumulation of twelve months of  depreciation  related to the new facility versus only seven months in the prior year. Additionally,  this increase is due to the purchase of new  equipment  over the last year to service home and office delivery accounts.

Income from  operations  was $277,900  for 2003  compared to $465,785 in 2002, a decrease of $187,885. This is a direct result of increasing operational expenses at a greater rate than the increase in gross profit.

Interest  expense  increased less than1/2% to $243,027 in 2003, from $239,516 in
2002.  Interest  expense is virtually  identical in amount compared to the prior year. This is because the increased annual expense of servicing  interest on the indebtedness of the new facility for the entire year, versus seven months in the prior  year,  is offset by  declining  interest  rates on the notes  owed by the
Company.

During the year ended March 31, 2002,  the Company  entered into an agreement to sell certain parcels of real estate to two senior  executives of the Company for a total of $900,000.  The Company  received cash from the sale of $500,000.  The
Company also provided 60 month carry back financing on $400,000 with interest at
7.5% due annually that has been recorded as notes  receivable  related party and includes  $35,290 of accrued  interest at March 31, 2003.  The collateral on the notes receivable included a junior deed of trust on the properties and shares of common  stock.  During the year ended  March 31,  2003,  the Board of  Directors determined  that 250,000  shares of common  stock of the Company was  sufficient collateral and released the junior deed of trust on the properties. During 2002, the Company  recognized a gain on the real estate sales of $519,937 and deferred an additional  $357,544 of gain as required by the terms of the carry back note.
As a  result  of the  carry  back  financing,  interest  income  of the  Company increased to $30,023 in 2003 from $17,104 in 2002.

In July 2001,  when the Board of Directors  authorized the  aforementioned  real estate transactions, the Company also authorized the sale of certain real estate at the then fair value to another officer of the Company. Because of county land approval  processes and associated  delays, the officer's option to purchase the real estate has been extended through September 26, 2007.

Net income of $43,651 in 2003  compared  to net income of $486,563 in 2002 was a decrease of $442,912.  The Company recorded net tax expenses of $21,245 for 2003 compared to tax expenses of $276,747 in 2002. Of the net tax  expenses,  $60,329 of income tax expense is current  expense  and a tax expense  benefit of $39,084 will be  deferred  due to  financial  statement  and tax return  differences  in accounting  for  certain  balances  and  transactions  and  primarily  relate to depreciation.

Liquidity and Capital Resources

Trade accounts  receivable for the year ended March 31, 2003 were 7% higher than at year ended March 31, 2002.  This  resulted from the 4.7% increase in revenues for the year ended March 31, 2003 and the increased  difficulty  in  collections due to declining economic  conditions.  Days sales outstanding was approximately
40 for March 31, 2003 and 2002.

Cash flows from operating activities had a net inflow of $514,253.  The increase in cash from  operating  activities  represents a decrease of $290,486  from the year ended 2002.  The decrease in cash flow from  operations is primarily due to the  decrease in  operating  income.  The largest  reconciling  item between net income and net cash flow from  operations was the $568,332 of  depreciation  and amortization.

Cash flows from investing activities resulted in a net outflow of $116,323. This total represents  expenditures on equipment,  principally electric water coolers that are rented to delivery customers,  net of repayments on related party notes receivable interest of $12,210.

Cash flows from financing activities resulted in a net outflow of $328,535.  The
Company made payments on long term debt of $328,535.

The  Company's  cash  balance  at March 31,  2003  increased  by a net amount of
$69,395  from March 31, 2002.  Because of the  increase in net cash  provided by operating  activities  the  Company  was able to  utilize  cash in other  areas, primarily the payments on long-term debt.

The Company is in compliance with its financial covenants for its long-term debt agreements  with U.S Bank and the Bank of Cherry Creek.  The Company has line of credit with the Bank of Cherry Creek for $500,000. The line of credit is due for renewal on June 30, 2003. Management believes the line of credit will be renewed
when  due.  The  Company  has  no  other   material   commitments   for  capital
expenditures.

On May 19, 1998,  the Company  registered  875,000 shares of common stock of the company  pursuant to the 1997 stock option plan. The plan provides for the grant of stock options to employees,  directors and consultants of the company.  As of
March 31, 2003,  584,000  options were  outstanding,  of which 473,500 are fully vested and exercisable.

Other Recent Accounting Developments

In April 2002,  the FASB issued SFAS No. 145,  "Rescission of FASB No. 4, 44 and
64, Amendment of FASB No. 13, and Technical Corrections." SFAS rescinds FASB No.
4  "Reporting  Gains and  Losses  from  Extinguishments  of Debt Made to Satisfy
Sinking-Fund Requirements." This statement also rescinds SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for
Leases".  This statement is effective for fiscal years  beginning  after May 15,
2002.  The  Company  does not expect the  adoption of this  statement  to have a material effect on the Company's financial statements.

In June 2002,  the FASB issued SFAS No. 146,  "Accounting  for Costs  Associated with Exit or Disposal  Activities,"  which  supersedes  previous  accounting and reporting  standards for costs  associated  with exit or disposal  activities by requiring the related liability to be recognized and measured  initially at fair value  when the  liability  is  incurred.  Under  the  previous  accounting  and reporting standards,  the liability for exit or disposal costs was recognized at the date  management  committed  to a plan.  The  Company  does not  expect  the adoption of this statement to have a material effect on the Company's  financial statements.

In  December  2002,  the FASB issued SFAS No. 148  "Accounting  for  Stock-Based
Compensation - Transition and  Disclosure".  This statement amends SFAS No. 123,
"Accounting  for Stock-Based  Compensation"  to provide  alternative  methods of transition  for an entity that  voluntarily  changes to the fair value method of accounting  for  stock-based  compensation.  In  addition,  SFAS 148  amends the disclosure  provision of SFAS 123 to require more prominent disclosure about the effects of an entity's  accounting  policy decisions with respect to stock-based employee  compensation  on reported  net  income.  The  effective  date for this
Statement  is for fiscal years ended after  December  15, 2002.  The adoption of this  statement  has  not  had a  material  effect  on the  Company's  financial statements.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's
Accounting  and  Disclosure  Requirements  for  Guarantees,  Including  Indirect
Guarantees of  Indebtedness of Others" (FIN 45), which expands the disclosures a guarantor is required to provide in its annual and interim financial  statements regarding its obligations for certain guarantees. Disclosures are required to be included in financial  statements  issued after  December 15, 2002.  FIN 45 also requires  the  guarantor  to  recognize  a  liability  for the fair  value of an obligation  assumed for  guarantees  issued or modified after December 31, 2002.
The Company  does not expect the  adoption of this  statement to have a material effect on the Company's financial statements.

In January 2003,  the FASB issued FIN 46,  "Consolidation  of Variable  Interest
Entities" (FIN 45), which addresses how to identify  variable  interest entities and the criteria  that  require a company to  consolidate  such  entities in its financial  statements.  FIN  46  is  effective  on  February  1,  2003  for  new transactions and on July 1, 2003 for existing transactions. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

Item 7.  Financial Statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                              Financial Statements
                                       and
                          Independent Auditors' Report
                             March 31, 2003 and 2002

                         ELDORADO ARTESIAN SPRINGS, INC.

                                Table of Contents

Independent Auditors' Report

Financial Statements

Balance Sheet

Statements of Income

Statement of Changes in Stockholders' Equity

Statements of Cash Flows

Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Eldorado Artesian Springs, Inc.
Eldorado Springs, Colorado

We have audited the  accompanying  balance sheet of Eldorado  Artesian  Springs,
Inc. as of March 31,  2003,  and the related  statements  of income,  changes in stockholders' equity and cash flows for the years ended March 31, 2003 and 2002.
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
as of March 31, 2003,  and the results of its  operations and its cash flows for the years ended March 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/Ehrhardt Keefe Steiner & Hottman PC
                                             Ehrhardt Keefe Steiner & Hottman PC

May 15, 2003
Denver, Colorado

                         ELDORADO ARTESIAN SPRINGS, INC.

                                  Balance Sheet
                                 March 31, 2003

                                     Assets
Current assets
  Cash ....................................................   $  149,154
  Accounts receivable - trade, net ........................      828,277
  Accounts receivable - other .............................       11,047
  Inventories .............................................      232,203
  Prepaid expenses ........................................       37,832
  Deferred tax asset ......................................       35,725
                                                              ----------
      Total current assets ................................    1,294,238
                                                              ----------

Non-current assets
  Property, plant and equipment - net .....................    5,129,457
  Notes receivable - related party ........................      435,290
  Water rights - net ......................................       92,552
  Deposits ................................................       41,205
  Other - net .............................................       89,634
                                                              ----------
      Total non-current assets ............................    5,788,138
                                                              ----------

Total assets ..............................................   $7,082,376
                                                              ==========

                      Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable ........................................   $  368,282
  Accrued expenses ........................................      258,978
  Income taxes payable ....................................       58,807
  Customer deposits .......................................       69,776
  Current portion of capital lease obligations ............      147,320
  Current portion of long-term debt .......................      125,415
                                                              ----------
      Total current liabilities ...........................    1,028,578
                                                              ----------

Non-current liabilities
  Capital lease obligations, less current portion .........      137,419
  Long term debt, less current portion ....................    3,515,687
  Deferred tax liability ..................................      255,314
  Deferred gain on the sale of real estate ................      357,544
                                                              ----------
      Total non-current liabilities .......................    4,265,964
                                                              ----------
      Total liabilities ...................................    5,294,542
                                                              ----------

Commitments and contingency

Stockholders' equity
  Preferred stock, par value $.001 per share;
   10,000,000 shares authorized; 0  shares
   issued and outstanding .................................         --
  Common stock, par value $.001 per share;
   50,000,000 shares authorized; 2,995,495
   issued and outstanding .................................        2,995
  Additional paid-in capital ..............................      984,656
  Retained earnings .......................................      800,183
                                                              ----------
      Total stockholders' equity ..........................    1,787,834
                                                              ----------

Total liabilities and stockholders' equity ................   $7,082,376
                                                              ==========

                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                              Statements of Income

                                                        For the Years Ended
                                                              March 31,
                                                     --------------------------
                                                         2003          2002
                                                     -----------    -----------

Revenues
  Water and related ..............................   $ 7,804,857    $ 7,436,500
  Rentals ........................................         4,129         26,141
  Pool ...........................................       106,124         93,845
                                                     -----------    -----------
      Total revenues .............................     7,915,110      7,556,486

Cost of goods sold ...............................     1,411,590      1,469,109
                                                     -----------    -----------

Gross profit .....................................     6,503,520      6,087,377
                                                     -----------    -----------

Operating expenses
  Salaries and related ...........................     2,996,145      2,744,494
  Administrative and general .....................     1,293,233      1,142,124
  Delivery .......................................       609,388        460,799
  Advertising and promotions .....................       758,522        834,786
  Depreciation and amortization ..................       568,332        439,389
                                                     -----------    -----------
      Total operating expenses ...................     6,225,620      5,621,592
                                                     -----------    -----------

Income from operations ...........................       277,900        465,785
                                                     -----------    -----------

Other income (expense)
  Interest income ................................        30,023         17,104
  Interest expense ...............................      (243,027)      (239,516)
  Gain on sale of real estate ....................          --          519,937
                                                     -----------    -----------
      Total other income (expense) ...............      (213,004)       297,525
                                                     -----------    -----------

Income before income taxes .......................        64,896        763,310
                                                     -----------    -----------

Income tax expense
  Current ........................................       (60,329)       (84,373)
  Deferred .......................................        39,084       (192,374)
                                                     -----------    -----------
      Total income tax expense ...................       (21,245)      (276,747)
                                                     -----------    -----------

Net income available to common shareholders ......   $    43,651    $   486,563
                                                     ===========    ===========

Basic weighted average common shares outstanding .     2,995,495      2,995,495
                                                     ===========    ===========

Basic income per common share ....................   $      0.01    $      0.16
                                                     ===========    ===========

Diluted weighted average common shares outstanding     2,995,495      3,007,745
                                                     ===========    ===========

Diluted income per common share ..................   $      0.01    $      0.16
                                                     ===========    ===========

                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                  Statement of Changes in Stockholders' Equity
                   For the Years Ended March 31, 2003 and 2002

                               Common Stock       Additional                  Total
                         ------------------------   Paid-in     Retained   Stockholders'
                              Shares      Amount    Capital     Earnings      Equity
                            ---------   --------- ----------   ----------   ----------

Balance - March 31, 2001    2,995,495   $   2,995 $  984,656   $  269,969   $1,257,620

Net income .............         --            --       --        486,563      486,563
                            ---------   --------- ----------   ----------   ----------

Balance - March 31, 2002    2,995,495         2,995  984,656      756,532    1,744,183

Net income .............         --            --       --         43,651       43,651
                            ---------   --------- ----------   ----------   ----------

Balance - March 31, 2003    2,995,495   $   2,995 $  984,656   $  800,183   $1,787,834
                            =========   ========= ==========   ==========   ==========

                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                            Statements of Cash Flows

                                                         For the Years Ended
                                                               March 31,
                                                       ----------------------
                                                          2003         2002
                                                       ---------    ---------
Cash flows from operating activities
  Net income .......................................   $  43,651    $ 486,563
                                                       ---------    ---------
  Adjustments to reconcile net income to net cash
   provided by operating activities
   Depreciation and amortization ...................     568,332      439,389
   Gain on sale of real estate .....................        --       (519,937)
   Accrued interest on related party note receivable     (30,000)     (17,500)
   Deferred income taxes ...........................     (39,084)     192,374
   Changes in assets and liabilities
     Accounts receivable ...........................     (54,315)     (21,407)
     Inventories ...................................     (31,629)      16,904
     Prepaid expenses ..............................      (6,602)      (3,690)
     Deposits ......................................     (18,294)      66,286
     Accounts payable ..............................      40,209       31,714
     Accrued expenses ..............................      51,699       84,453
     Income taxes payable ..........................     (25,566)      84,373
     Customer deposits .............................      15,852      (34,783)
                                                       ---------    ---------
                                                         470,602      318,176
                                                       ---------    ---------
      Net cash provided by operating activities ....     514,253      804,739
                                                       ---------    ---------

Cash flows from investing activities
  Proceeds from the sale of property ...............        --        500,000
  Purchase of property, plant and equipment ........    (128,533)    (642,957)
  Purchase of other assets .........................        --        (59,941)
  Interest payments received on notes receivable -
   related party ...................................      12,210         --
                                                       ---------    ---------
      Net cash used in investing activities ........    (116,323)    (202,898)
                                                       ---------    ---------

Cash flows from financing activities
  Line of credit payments, net .....................        --       (290,716)
  Payments on long-term obligations ................    (328,535)    (372,698)
                                                       ---------    ---------
      Net cash used in financing activities ........    (328,535)    (663,414)
                                                       ---------    ---------

Net increase (decrease) in cash ....................      69,395      (61,573)

Cash - beginning of year ...........................      79,759      141,332
                                                       ---------    ---------

Cash - end of year .................................   $ 149,154    $  79,759
                                                       =========    =========

Supplemental disclosure of cash flow information

     Cash paid during the year for  interest  was  $243,027  (2003) and $239,516
     (2002).

     Cash paid  during  the year for  income  taxes was  $84,373  (2003)  and $0
     (2002).

Supplemental disclosure of non-cash activity:

     During  the years  ended  2003 and 2002,  equipment  was  acquired  through capital leases of $187,507 and $154,056, respectively.

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

Customer Deposits

Customer deposits consist primarily of deposits on bottles and equipment.

Stock Based Compensation

The Company has adopted both SFAS 123 "Accounting for Stock-Based Compensation,"
which requires  disclosure of the fair value and other  characteristics of stock options, and SFAS 148 "Accounting for Stock-Based  Compensation - Transition and
Disclosure,"  which requires more prominent  disclosure  about the effects of an entity's accounting policy decisions with respect to stock-based compensation on reported net income.  The Company has chosen under the provisions of SFAS 123 to continue using the intrinsic-value method of accounting for employee stock-based compensation  in  accordance  with  Accounting  Principles  Board Opinion No. 25
"Accounting   for  Stock  Issued  to  Employees"  (APB  25).   Accordingly,   no
compensation   cost  has  been  recognized  for  the  stock  option  plans.  Had compensation  cost for the Company's  option plan been  determined  based on the fair value at the grant date for awards  consistent  with the provisions of SFAS
No. 123, the  Company's  net income,  basic and diluted  income per common share would have been changed to the pro forma amounts indicated below:

                                                           For the Years Ended
                                                                 March 31,
                                                         ------------------------
                                                             2003        2002
                                                         -----------  -----------

Net income - as reported                                 $    43,651  $  486,563
Net (loss) income - pro forma                            $   (48,432) $  384,152
Basic income per common share - as reported              $      0.01  $     0.16
Basic (loss) income per common share - pro forma         $     (0.02) $     0.13
Diluted earnings per common share - as reported          $      0.01  $     0.16
Diluted (loss) earnings per common share - proforma      $     (0.02) $     0.13

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used:

                                                           For the Years Ended
                                                                 March 31,
                                                         -----------------------
                                                             2003        2002
                                                         ----------- -----------

Approximate risk free rate                                    4%            5%
Average expected life                                      10 years      10 years
Dividend yield                                                0%            0%
Volatility                                                    1%            1%
Estimated fair value of total options granted               $92,083      $102,411

Basic and Diluted Earnings Per Common Share

In accordance  with FAS 128  "Earnings per Share," basic  earnings per share are computed by dividing net income by the number of weighted  average common shares outstanding  during the year. Diluted earnings per share is computed by dividing net income by the number of weighted  average common shares  outstanding  during the year,  including  potential  common shares,  which  consisted of options and warrants to purchase the Company's common stock.

Fair Value of Financial Instruments

The  carrying  amounts of financial  instruments  including  cash,  receivables, accounts  payable and accrued expenses  approximated  fair value as of March 31,
2003 because of the relatively short maturity of these instruments.

The carrying  amounts of notes receivable and long-term debt  approximates  fair value  as of  March  31,  2003  because  interest  rates  on  these  instruments approximate market interest rates.

Revenue Recognition

Revenue is  recognized  on the sale of products as customer  shipments are made.
Returns  are  recognized  when  the  product  is  received.  Rental  revenue  is recognized on a monthly basis upon commencement of the lease agreement.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expense for the years ended March 31, 2003 and 2002 were $758,522 and $834,786, respectively.

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

Recently Issued Accounting Pronouncements

In April 2002,  the FASB issued SFAS No. 145,  "Rescission of FASB No. 4, 44 and
64, Amendment of FASB No. 13, and Technical Corrections." SFAS rescinds FASB No.
4  "Reporting  Gains and  Losses  from  Extinguishments  of Debt Made to Satisfy
Sinking-Fund Requirements." This statement also rescinds SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for
Leases".  This statement is effective for fiscal years  beginning  after May 15,
2002.  The  Company  does not expect the  adoption of this  statement  to have a material effect on the Company's financial statements.

In June 2002,  the FASB issued SFAS No. 146,  "Accounting  for Costs  Associated with Exit or Disposal  Activities,"  which  supersedes  previous  accounting and reporting  standards for costs  associated  with exit or disposal  activities by requiring the related liability to be recognized and measured  initially at fair value  when the  liability  is  incurred.  Under  the  previous  accounting  and reporting standards,  the liability for exit or disposal costs was recognized at the date  management  committed  to a plan.  The  Company  does not  expect  the adoption of this statement to have a material effect on the Company's  financial statements.

In  December  2002,  the FASB issued SFAS No. 148  "Accounting  for  Stock-Based
Compensation - Transition and  Disclosure".  This statement amends SFAS No. 123,
"Accounting  for Stock-Based  Compensation"  to provide  alternative  methods of transition  for an entity that  voluntarily  changes to the fair value method of accounting  for  stock-based  compensation.  In  addition,  SFAS 148  amends the disclosure  provision of SFAS 123 to require more prominent disclosure about the effects of an entity's  accounting  policy decisions with respect to stock-based employee  compensation  on reported  net  income.  The  effective  date for this
Statement  is for fiscal years ended after  December  15, 2002.  The adoption of this  statement  has  not  had a  material  effect  on the  Company's  financial statements.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's
Accounting  and  Disclosure  Requirements  for  Guarantees,  Including  Indirect
Guarantees of  Indebtedness of Others" (FIN 45), which expands the disclosures a guarantor is required to provide in its annual and interim financial  statements regarding its obligations for certain guarantees. Disclosures are required to be included in financial  statements  issued after  December 15, 2002.  FIN 45 also requires  the  guarantor  to  recognize  a  liability  for the fair  value of an obligation  assumed for  guarantees  issued or modified after December 31, 2002.
The Company  does not expect the  adoption of this  statement to have a material effect on the Company's financial statements.

In January 2003,  the FASB issued FIN 46,  "Consolidation  of Variable  Interest
Entities" (FIN 45), which addresses how to identify  variable  interest entities and the criteria  that  require a company to  consolidate  such  entities in its financial  statements.  FIN  46  is  effective  on  February  1,  2003  for  new transactions and on July 1, 2003 for existing transactions. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

Note 2 - Balance Sheet Disclosures

Accounts receivable consist of the following at March 31, 2003:

Accounts receivable
  Accounts receivable                                    $     908,277
  Allowance for doubtful accounts                              (80,000)
                                                         -------------
                                                         $     828,277
                                                         =============

Property, plant and equipment consist of the following at March 31, 2003:

Property, plant and equipment
  Land                                                   $   1,000,263
  Buildings and improvements                                 3,903,246
  Machinery and equipment                                    3,232,271
  Office furniture and fixtures                                297,303
                                                         -------------
                                                             8,433,083
  Less accumulated depreciation and amortization            (3,303,626)
                                                         -------------
                                                         $   5,129,457
                                                         =============

Water rights consist of the following at March 31, 2003:

Water rights                                             $     179,500
Less accumulated amortization                                  (86,948)
                                                         -------------
                                                         $      92,552
                                                         =============

Other assets consist of the following at March 31, 2003:

Other assets
  Customer lists, loan fees and other                    $     134,182
  Accumulated amortization                                     (44,548)
                                                         -------------
                                                         $      89,634
                                                         =============

Accrued expenses consist of the following at March 31, 2003:

Accrued expenses
  Accrued payroll and taxes                              $     132,226
  Accrued property taxes                                       108,221
  Accrued sales taxes                                           18,531
                                                         -------------
                                                         $     258,978
                                                         =============

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

Sale of Real Estate - Related Parties

During the year ended March 31, 2002,  the Company  entered into an agreement to sell certain parcels of real estate to two senior  executives of the Company for a total of $900,000.  The Company  received cash from the sale of $500,000.  The
Company also provided 60 month carry back financing of $400,000 with interest at
7.5% due annually that has been recorded as notes  receivable  related party and includes  $35,290 of accrued  interest at March 31, 2003.  The collateral on the notes receivable included a junior deed of trust on the properties and shares of common  stock.  During the year ended  March 31,  2003,  the Board of  Directors determined  that 250,000  shares of common  stock of the Company was  sufficient collateral and released the junior deed of trust on the properties. During 2002, the Company  recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note.

In July 2001,  when the Board of Directors  authorized the  aforementioned  real estate transactions, the Company also authorized the sale of certain real estate at the then fair value to another officer of the Company. Because of county land approval  processes and associate  delays,  the officer's option to purchase the real estate has been extended through September 26, 2007.

Note 4 - Line of Credit

The  Company  has a bank line of  credit  that  provides  for  borrowings  up to
$500,000  subject to  certain  borrowing  base  requirements,  requires  monthly interest  payments  calculated at prime plus 0.5% with all unpaid  principal and interest due in June 2003.  The line  includes  certain  reporting and financial covenants  and is  cross-collateralized  by accounts  receivable,  inventory and defined real property and guaranteed by three  stockholders  and officers of the
Company. The outstanding balance on the line was $0 at March 31, 2003.

Note 5 - Capital Leases

The Company has acquired  assets under the provisions of long-term  leases.  For financial reporting purposes, minimum lease payments relating to the assets have been  capitalized.  The leases  expire  between  April 2003 and  December  2005.
Amortization of the leased property is included in depreciation and amortization expense.

The assets under capital lease have cost and accumulated amortization as follows at March 31, 2003:

Cost                                                     $     984,854
Less accumulated amortization                                 (455,891)
                                                         -------------
                                                         $     528,963
                                                         =============
Maturities of capital lease obligations are as follows:

Year Ending March 31,
---------------------
       2004                                              $     165,918
       2005                                                    111,000
       2006                                                     37,141
                                                         -------------
       Total minimum lease payments                            314,059
       Amount representing interest                            (29,320)
                                                         -------------
       Present value of net minimum lease payments             284,739
       Less current portion                                   (147,320)
                                                         -------------

       Long-term capital lease obligations               $     137,419
                                                         =============

Note 6 - Long-Term Debt
-----------------------

Long-term debt is as follows at March 31, 2003

Note payable to a bank with  interest at .75% over prime (5% at March
 31,  2003).  The note  calls  for  monthly  principal  and  interest payments  of $8,379 and matures  August  2026.  Collateralized  by a second deed of trust on the  building  and land  purchased  with the proceeds and  guaranteed by the Small  Business  Administration  and three  stockholders  and  officers  of  the  Company.  The  note  is
 subject to certain restrictive covenants.                             $   1,377,169

Note payable to a bank with  interest at .75% over prime (5% at March
 31,  2003).  The note  calls  for  monthly  principal  and  interest payments of $8,328 and matures  August 2026.  Collateralized  by the building and land  purchased  with the proceeds  and  guaranteed  by three  stockholders  and  officers  of  the  Company.  The  note  is
 subject to certain restrictive covenants.                                 1,380,857

Note payable to a bank with  interest at prime  adjusted  bi-annually
 (4.75% at March 31, 2003). The note calls for monthly  principal and interest  payments of $9,858 with all unpaid  principal and interest due June 2012.  Cross-collateralized  by substantially all assets of the Company and  guaranteed  by three  stockholders  and officers of
 the Company.                                                                883,076
                                                                       -------------
                                                                           3,641,102
      Less current portion                                                  (125,415)
                                                                       -------------
                                                                       $   3,515,687
                                                                       =============

Maturities of long-term obligations are as follows:

Year Ending March 31,
---------------------
        2004                                             $     125,415
        2005                                                   147,818
        2006                                                   155,167
        2007                                                   162,882
        2008                                                   170,980
        Thereafter                                           2,878,840
                                                         -------------
                                                         $   3,641,102
                                                         =============

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

The net  current  and  long-term  deferred  tax  assets and  liabilities  in the accompanying balance sheet include the following at March 31, 2003:

Current deferred tax asset                               $      35,725
Current deferred tax liability                                      -
                                                         ------------

Net current deferred tax asset                           $      35,725
                                                         =============

Long-term deferred tax asset                             $          -
Long-term deferred tax liability                               255,314
                                                         -------------

Net long-term deferred tax liability                     $     255,314
                                                         =============

Temporary  differences  giving rise to the net  deferred  tax  liability  are as follows at March 31, 2003:

Allowance for doubtful accounts                          $      29,064
Property and equipment                                        (235,359)
Other assets                                                    (4,531)
Accrued compensation                                             6,661
Deferred gain                                                  (15,424)
                                                         -------------
                                                         $    (219,589)
                                                         =============

The  following is a  reconciliation  of the  statutory  federal  income tax rate applied to pre-tax  accounting  net income  compared to the income tax (expense)
benefit in the statements of income:

                                                           For the Years Ended
                                                                 March 31,
                                                         --------------------------
                                                              2003          2002
                                                         ------------  ------------

Federal income taxes computed at statutory rate          $    (23,576) $   (240,490)
State income taxes and other                                    2,331       (36,257)
                                                         ------------  ------------
                                                         $    (21,245) $   (276,747)
                                                         ============  ============

Note 8 - Commitments

Operating Leases

The Company  leases  delivery  trucks,  vehicles,  equipment and property  under non-cancelable  operating leases. Rent expense for these leases was $556,529 and
$449,497 for the years ended March 31, 2003 and 2002, respectively.

Future minimum lease payments under these leases are approximately as follows:

Year Ending March 31,
---------------------
        2004                                             $     465,000
        2005                                                   413,000
        2006                                                   230,000
        2007                                                    74,000
        2008                                                    45,000
        Thereafter                                              18,000
                                                         -------------
                                                         $   1,245,000
                                                         =============

Note 9 - Contingency

When the Company purchased  mountain property in 1983,  included in the purchase price were certain  water rights for  Eldorado  Springs.  These water rights are relatively  junior to other water  rights in the South  Boulder  Creek and South
Platte Basins.  The Company has the right to  beneficially  use all of the water that emanates from the springs in accordance with its water rights unless a more senior rights holder makes a call on the water. A senior call might occur in the winter or when  runoff is low and  insufficient  to meet the water needs of more senior water users below Eldorado Springs. Because of Colorado's current drought conditions,  the possibility of a senior call has increased. For many years, the
Company has enrolled its water  rights in a substitute  supply plan  approved by the State  Engineer,  which serves to protect the Company's  water supply in the event of a senior call.

As of January 1, 2003,  the State  Engineer is no longer  authorized  to approve substitute  supply  plans of the nature in which the  Company is  enrolled.  The
Company has filed  application for a temporary  supply plan to protect its water supply  pending  the Water  Court's  review of an  application  for a  permanent augmentation  plan. The Company is also pursuing  other possible  supply sources for use in augmenting the stream flows as a result of the Company's  withdrawals of water.  There is no assurance  that any of the  applications  or  alternative arrangements  being  sought by the Company will be  approved.  If the  Company's applications  for substitute or temporary plans or for a permanent  augmentation plan are not approved and a senior call on the  Company's  water supply is made, this would result in a significant  financial impact on the Company. The Company will also incur  significant  expenses in connection  with its efforts to obtain approval  of  these  plans.  In  the  event  of  the  approval  of  a  permanent augmentation  plan, the Company will also incur additional  expenses  associated with its required purchase of additional water rights.

Note 10 - Stockholders' Equity

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

The following table presents the activity for options outstanding:
                                                                          Weighted
                                                                           Average
                                                              Stock       Exercise
                                                             Options        Price
                                                         -------------   ----------

Outstanding - March 31, 2001                                   558,000   $     2.89
      Granted                                                   18,000         1.75
      Forfeited/canceled                                        (6,000)        3.39
      Exercised                                                     -            -
                                                         -------------   ----------

Outstanding - March 31, 2002                                   570,000         2.86
      Granted                                                   18,000         2.00
      Forfeited/canceled                                        (4,000)        1.90
      Exercised                                                     -            -
                                                         -------------   ----------

Outstanding - March 31, 2003                                   584,000   $     2.85
                                                         =============   ==========

The  following  table  presents  the  composition  of  options  outstanding  and exercisable:

                            Options Outstanding                 Options Exercisable
                         ----------------------- ----------- ----------------------
     Exercise Prices        Number      Price*       Life*      Number      Price*
-----------------------  ----------- ----------- ----------- ----------- ---------
      1.75                    11,500                     8.1      11,500
      2.00                    14,500                     9.1      14,500
      2.75                   490,500                     5.3     403,000
      3.88                    59,000                     7.1      36,000
      4.25                     8,500                     6.1       8,500
                         -----------             ----------- -----------

Total - March 31, 2003       584,000 $      2.85         5.6     473,500 $      2.82
                         =========== =========== =========== =========== ===========

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Warrants

In connection  with a private  placement  completed  during March 31, 1999,  the
Company issued warrants to purchase 30,000 and 250,000 shares of common stock at
$3.30 and $11.00 per share,  respectively,  a weighted average exercise price of
$10.18. Both warrants are exercisable until expiration on April 22, 2003.

Note 11 - Employee Benefit Plan

The  Company  has  adopted  a 401(k)  profit  sharing  plan  for its  employees.
Employees  become  eligible to  participate in the plan once they have completed one year of  service  and have  reached  21 years of age.  Contributions  by the
Company and employees vest  immediately.  The Company  matches 100% of employees contributions  up to 3% of the employees gross pay. During the years ended March
31,  2003 and 2002,  the Company  matched  approximately  $35,000  and  $40,000, respectively. No discretionary profit sharing contributions were approved by the
Board of Directors for the years ended March 31, 2003 and 2002.

Note 12 - Subsequent Events

Subsequent to year-end, the Company granted options to purchase 16,500 shares of the Company's  common stock at an exercise  price of $1.75 (fair market value at the date of grant) to employees of the Company. All options were fully vested at the date of grant.

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

                                                             Tenure as
                                                              Officer
            Name          Age       Position(s)              or Director
------------------------  --  ----------------------       ---------------
      Douglas A. Larson*  48  President and Director       1986 to present

      Kevin M. Sipple     47  Vice President,              1986 to present
                              Secretary and Director

      Jeremy S. Martin    48  Vice President and           1986 to present
                              Director

      Robert E. Weidler   57  Vice President               1998 to present

      Cathleen M. Shoenfel34  Chief Financial Officer      1998 to present

      Kate Janssen        31  Vice President               2002 to present

      George J. Schmitt*  71  Director                     1998 to present

      Don P. Van Winkle*  46  Director                     1998 to present

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

Kate  Janssen  joined  Eldorado  in 1995 and has served as Director of Sales and
Service.  Currently,  Ms.  Janssen is Vice  President in charge of Sales and her responsibilities  include  management  of the  sales and  service  sector of the business. Ms Janssen holds a Bachelor of Fine Arts Degree from the University of
Colorado.

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

Item 10.  Executive Compensation.

In the fiscal  year ended  March 31, 2003 the  Company's  President,  Douglas A.
Larson,  received  compensation  of $119,907 plus other annual  compensation  of
$14,490.  Other  annual  compensation  includes  $6,567 for annual  health  care premiums,  $3,363 for a 3% match for all  contributions  to the 401(k)  plan and
$4,560 for a car allowance.  Kevin Sipple, Vice President received  compensation of $119,825 plus other annual compensation of $9,144.  Other annual compensation includes  $1,988 for annual health care premiums,  $3,360 for a 3% match for all contributions to the 401(k) plan and $3,796 for a car allowance.  Jeremy Martin,
Vice President received  compensation of $119,951 plus other annual compensation of $12,591.  Other annual  compensation  includes  $1,988 for annual health care premiums,  $3,362 for a 3% match for all  contributions  to the 401(k)  plan and
$7,421 for a car allowance.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The  following  table sets forth  certain  data with respect to the only persons known by the Company to be the beneficial  owners of more than five percent (5%)
of the  outstanding  shares of common  stock of the Company as of March 31, 2003 and for all Officers and  Directors as a group.  The persons  indicated  are the sole beneficial owners of the stock and possess sole voting and investment power with respect to the shares indicated.

                                          Number of    Percent
 Name and Address of Beneficial Owners      Shares      Owned
--------------------------------------   -----------  ---------

 Kevin M. Sipple......................       763,674      25.5%
 43 Fowler Lane
 Eldorado Springs, CO 80025

Douglas A. Larson.....................       779,005(1)   26.0%
12 Baldwin Circle
Eldorado Springs, CO 80025

Jeremy S. Martin......................       771,060      25.7%
2707 - 4th Street
Boulder, CO 80302

George J. Schmitt.....................       100,000       3.3%
11 Castle Pines N.
Castle Rock, CO 80104

Don P. Van Winkle.....................        50,000       1.7%
4325 Clay Commons Court
Boulder, CO 80303

All Officers and Directors as a Group,     2,679,739      89.4%
8 persons.............................

(1)  Mr.  Larson's  shares  include  options  to buy 17,000  shares  held by Mr.
     Larson's spouse.
(2)  The shares owned by all officers and directors as a group  include  options to buy 216,000  shares,  of which 85,000 shares are held by Ms.  Shoenfeld,
     85,000 shares held by Mr. Weidler and 46,000 shares held by Ms. Janssen.

Item 12.  Certain Relationships and Related Transactions.

In August 2001, the Company entered into an agreement to sell certain parcels of real  estate  to two  Company  officers  for a total of  $900,000.  The  Company received  cash from the sale of  $500,000.  The Company  also  provided 60 month carry back  financing of $400,000  with  interest at 7.5% due annually  that has been recorded as notes  receivable  related  party.  The collateral on the notes receivable  included  a junior  deed of trust on the  properties  and  shares of common  stock.  During the year ended  March 31,  2003,  the Board of  Directors determined  that 250,000  shares of common  stock of the Company was  sufficient collateral  and  released the junior deed of trust on the  properties.  The note receivables  include  $35,290 of accrued  interest at March 31, 2003,  including
$5,290 of accrued interest from the year ended March 31, 2002.

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

Exhibit
No.          Description                         Location
--------     -----------                         --------

3            Articles of Incorporation and       Incorporated by reference to
             Bylaws                              Exhibit No. 3 to the
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
                                                 31, 1998

10.1         1997 Stock Option Plan              Incorporated by reference to
                                                 Exhibit 10.1 to Registration
                                                 Statement No. 333-68553

10.2         Promissory Note with First          Incorporated by reference to
             National Bank of Boulder County     Exhibit No. 10.2 to
             dated June 27, 1997                 Registration Statement No.
                                                 333-68553

10.3         Deed of Trust dated June 27, 1997   Incorporated by reference to
                                                 Exhibit No. 10.3 to
                                                 Registration Statement No.
                                                 333-68553

10.4         U.S. Small Business Administration
             Note - U.S. Bank, August 21, 2001

10.5         U.S. Bank, August 21, 2001
             Deed of Trust

10.6         U.S. Small Business Administration
             Note - Bank of West, August 21, 2001

10.7         Bank of West, August 21, 2001
             Deed of Trust

10.8         Note Receivable - Doug Larson

10.9         Doug Larson - Pledge Agreement

10.10        Note Receivable - Kevin Sipple

10.11        Kevin Sipple - Pledge Agreement

     (b)  Reports on Form 8-K.
          -------------------

No report on Form 8-K was filed during the last quarter of the period covered by this report.

Item 14.  Controls and Procedures.

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

                                      ELDORADO ARTESIAN SPRINGS, INC.

                                      By:/S/ Douglas A. Larson
                                         ---------------------
                                            Douglas A. Larson,
                                            President and Principal
                                            Executive Officer

Dated: June 30, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is  signed  below by the  following  persons  on behalf  of the  Company  in the capacities and on the dates indicated.

     Name and Capacity                                              Date
     -----------------                                              ----

 /S/ Douglas A. Larson                                          June 30, 2003
----------------------------------------------
Douglas A. Larson, President
and Director

/S/ Kevin M. Sipple                                             June 30, 2003
-----------------------------------------------
Kevin M. Sipple, Vice-President,
Secretary and Director

/S/ Cathleen Shoenfeld                                          June 30, 2003
-------------------------------------------
Cathleen Shoenfeld, Chief Financial Officer

/S/ Jeremy S. Martin                                            June 30, 2003
------------------------------------------------
Jeremy S. Martin, Vice-President
and Director

/S/ George J. Schmitt                                           June 30, 2003
------------------------------------------------
George J. Schmitt, Director

/S/ Don P. Van Winkle                                           June 30, 2003
---------------------------------------------
Don P. Van Winkle, Director

          Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
            Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

I, Cathleen Shoenfeld, the Chief Financial Officer of Eldorado Artesian Springs,
Inc. (the "Company"), certify that:

1.   I have reviewed this annual report on Form 10-KSB of the Company;

2.   Based on my  knowledge,  this  annual  report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this annual report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during the period in which this annual report is being prepared;

     b)   evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

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

6.   The  registrant's  other  certifying  officers and I have indicated in this annual  report  whether or not there were  significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 27, 2003

                                          /s/Cathleen Shoenfeld
                                          Name: Cathleen Shoenfeld
                                          Title: Chief Financial Officer

          Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
            Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

I, Douglas Larson,  the Chief Executive  Officer of Eldorado  Artesian  Springs,
Inc. (the "Company"), certify that:

1.   I have reviewed this annual report on Form 10-KSB of the Company;

2.   Based on my  knowledge,  this  annual  report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this annual report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during the period in which this annual report is being prepared;

     b)   evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

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

6.   The  registrant's  other  certifying  officers and I have indicated in this annual  report  whether or not there were  significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 20, 2003

                                          /s/Douglas Larson
                                          Name: Douglas Larson
                                          Title: Chief Executive Officer