Form 10QSB
period 2003-06-30
ELDORADO ARTESIAN SPRINGS INC
filed 2003-08-14
CIK 796124

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2003

Commission File Number: 33-6738-D

                         Eldorado Artesian Springs, Inc.
        (Exact name of registrant as specified in its charter as amended)

              Colorado                                   84-0907853
     (State or other jurisdiction                      (IRS Employer
          of incorporation)                          Identification No.)

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

Yes   X   No _____
    -----

Number shares of common stock outstanding at the latest practicable date, August
8, 2003: 2,995,495.

                         ELDORADO ARTESIAN SPRINGS, INC.

                                      INDEX

Part I - Financial Information

   Item 1 - Financial Statements

      Balance Sheets as of June 30, 2003 (Unaudited) and March 31, 2003

      Unaudited Statements of Operations For the Three Months Ended
      June 30, 2003 and June 30, 2002

      Unaudited Statements of Cash Flows For the Three Months Ended
      June 30, 2003 and June 30, 2002

      Notes to Unaudited Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations

Item 3 - Controls and Procedures

Part II - Other Information

Signature Page

                         ELDORADO ARTESIAN SPRINGS, INC.
                                 Balance Sheets

                                                            June 30,          March 31,
                                                              2003              2003
                                                          -----------       -----------
                                                           (Unaudited)
                                          Assets
 Current assets
   Cash                                                   $    42,202       $   149,154
   Accounts receivable
      Trade, net                                              882,634           828,277
      Other                                                    11,047            11,047
   Inventories                                                215,749           232,203
   Prepaid expenses and other                                  31,156            37,832
   Deferred tax asset                                          35,725            35,725
                                                          -----------       -----------
            Total current assets                            1,218,513         1,294,238
                                                          -----------       -----------

 Non-current assets
   Property, plant and equipment - net                      5,109,411         5,129,457
   Notes receivable - related party                           442,790           435,290
   Water rights - net                                          91,430            92,552
   Deposits                                                    41,205            41,205
   Other - net                                                 87,589            89,634
                                                          -----------       -----------
            Total non-current assets                        5,772,425         5,788,138
                                                          -----------       -----------

 Total                                                    $ 6,990,938       $ 7,082,376
                                                          ===========       ===========

                           Liabilities and Stockholders' Equity
 Current liabilities
   Line of credit                                         $   100,000       $         -
   Accounts payable                                           395,284           368,282
   Accrued expenses                                           171,549           258,978
   Income taxes payable                                        37,807            58,807
   Customer deposits                                           78,330            69,776
   Current portion of capital lease obligations               147,320           147,320
   Current portion of long-term debt                          125,415           125,415
                                                          -----------       -----------
            Total current liabilities                       1,055,705         1,028,578

 Non-current liabilities
   Capital lease obligations, less current portion             94,059           137,419
   Long-term debt, less current portion                     3,481,003         3,515,687
   Deferred tax liability                                     255,314           255,314
   Deferred gain on the sale of real estate                   357,544           357,544
                                                          -----------       -----------
            Total non-current liabilities                   4,187,920         4,265,964
                                                          -----------       -----------
            Total liabilities                               5,243,625         5,294,542
                                                          -----------       -----------

 Commitments and contingencies

 Stockholders' equity
   Preferred stock, par value $.001 per share;
    10,000,000 shares authorized; 0 issued and
    outstanding                                                    -                 -
   Common stock, par value $.001 per share;
     50,000,000 shares authorized; 2,995,495 issued
     and outstanding                                            2,995             2,995
   Additional paid-in capital                                 984,656           984,656
   Retained earnings                                          759,662           800,183
                                                          -----------       -----------
                                                            1,747,313         1,787,834
                                                          -----------       -----------

 Total                                                    $ 6,990,938       $ 7,082,376
                                                          ===========       ===========

                             See notes to financial statements.

                              ELDORADO ARTESIAN SPRINGS, INC.

                             Unaudited Statements of Operations

                                   For the Three Months Ended
                                            June 30,
                                  ---------------------------
                                      2003            2002
                                  ----------       ----------

Revenue
  Water and related               $1,961,656       $1,974,496
  Resort Operations                   21,241           40,652
                                  ----------       ----------
   Net revenue                     1,982,897        2,015,148

Cost of goods sold                   329,766          406,696
                                  ----------       ----------

Gross profit                       1,653,131        1,608,452
                                  ----------       ----------

Operating expenses
  Salaries and related               777,898          732,366
  Administrative and general         382,192          367,846
  Delivery                           138,647          128,899
  Advertising and promotions         225,409          230,583
  Depreciation and amortization      142,734          127,105
                                  ----------       ----------
                                   1,666,880        1,586,799
                                  ----------       ----------

Operating (loss) income              (13,749)          21,653
                                  -----------      ----------

Other income (expense)
  Interest income                      7,501            7,502
  Gain on sale of asset                    -                -
  Interest expense                   (55,273)         (56,187)
                                  ----------       ----------
                                     (47,772)         (48,685)
                                  ----------       ----------

Net loss before provision for
income taxes                         (61,521)         (27,032)

Provision for income taxes            21,000           10,000
                                  ----------       ----------

Net (loss) income                    (40,521)         (17,032)
                                  ==========       ===========

Basic and diluted (loss)
earnings per common share         $    (0.01)      $    (0.01)
                                  ==========       ==========

Weighted average number of
shares outstanding                 2,995,495        2,995,495
                                  ==========       ==========

                             See notes to financial statements.

                              ELDORADO ARTESIAN SPRINGS, INC.

                             Unaudited Statements of Cash Flows

                                                                 Three Months Ended
                                                                      June 30,
                                                            --------------------------
                                                               2003             2002
                                                            ----------      ----------

Cash flows from operating activities
  Net loss                                                  $  (40,521)     $  (17,032)
                                                            ----------      ----------
  Adjustments  to reconcile  net income to net cash used
   in operating activities
   Depreciation and amortization                               142,734         127,105
   Accrued interest on related party note receivable            (7,500)         (7,500)
   Changes in certain assets and liabilities
     Accounts receivable                                       (54,357)       (107,307)
     Inventories                                                16,454             663
     Prepaid expenses and other                                  6,676           1,983
     Accounts payable                                           27,002          32,531
     Accrued expenses                                          (87,429)        (29,975)
     Customer deposits                                           8,554          10,886
     Income taxes payable                                      (21,000)        (84,373)
                                                            ----------      ----------
                                                                31,134         (55,987)
                                                            ----------      ----------
      Net cash used in operating activities                     (9,387)        (73,019)
                                                            ----------      ----------

Cash flows from investing activities
  Purchases of property and equipment                         (119,521)        (68,224)
                                                            ----------      ----------
      Net cash flows used in investing activities             (119,521)        (68,224)
                                                            ----------      ----------

Cash flows from financing activities
  Proceeds on line of credit                                   100,000         287,000
  Payments on long-term obligations                            (78,044)        (96,835)
                                                            ----------      ----------
      Net cash flows provided by financing activities           21,956         190,165
                                                            ----------      ----------

Net (decrease) increase in cash                               (106,952)         48,922

Cash-- beginning of period                                     149,154          79,759
                                                            ----------      ----------

Cash-- end of period                                        $   42,202      $  128,681
                                                            ==========      ==========

Supplemental disclosures of cash flow information:

     Cash paid for  interest  for the three  months ended June 30, 2003 and 2002 was $55,273 and $56,187 respectively.

     Cash paid for income  taxes for the three  months  ended June 30,  2003 and
     2002 was $0 and $84,373, respectively.

Supplemental disclosures of noncash investing and financing activities:

     During  the  three  months  ended  June 30,  2003 and 2002,  equipment  was acquired through capital leases for $0 and $52,012, respectively.

                             See notes to financial statements.

                              ELDORADO ARTESIAN SPRINGS, INC.

                          Notes to Unaudited Financial Statements

Note 1 - Summary of Significant Accounting Policies

Interim Unaudited Financial Statements

The interim  financial  statements  are  unaudited  and reflect all  adjustments
(consisting only of normal recurring adjustments),  which are, in the opinion of management,  necessary for a fair  presentation  of the  financial  position and operating  results for the interim  periods.  The results of operations  for the three months ended June 30, 2003 and 2002 are not necessarily  indicative of the results  of the  entire  year.  The  financial  statements  included  herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form
10-KSB filing. These financial statements should be read in conjunction with the financial  statements  and notes thereto  contained in the Company's Form 10-KSB for the year ended March 31, 2003.

Note 2 - Stockholders' Equity

Stock Option Plan

On May 1, 2003,  the  Company  granted  16,500  options to  employees  under the
Company's  1997 Stock  Option Plan to purchase  common stock at $1.75 per share, fair market value at the date of the grant.

Note 3 - Related Party Transactions

During the year ended March 31, 2002,  the Company  entered into an agreement to sell certain parcels of real estate to two senior  executives of the Company for a total of $900,000.  The Company  received cash from the sale of $500,000.  The
Company also provided 60 month carry back financing of $400,000 with interest at
7.5% due annually that has been recorded as notes  receivable  related party and includes  $42,790 of accrued  interest at June 30, 2003.  The  collateral on the notes receivable included a junior deed of trust on the properties and shares of common  stock.  During the year ended  March 31,  2003,  the Board of  Directors determined that the 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. During 2002, the Company  recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties that might adversely affect the
Company's  operating  results in the future in a  material  way.  Such risks and uncertainties  include  but are not  limited to the  following:  sufficiency  of existing water rights, availability of debt and equity financing,  interest rate fluctuations,  effects of regional  economic and market  conditions,  ability to purchase  additional water rights,  labor and marketing costs,  operating costs, packaging costs, intensity of competition and legal claims.

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

Results of Operations

Revenues for the three months  ended June 30, 2003 were  $1,982,897  compared to
$2,015,148 for the same period ended June 30, 2002, a decrease of 1.6%.

Five and three gallons  product sales  decreased  from  $1,370,659 for the three months ended June 30, 2002 to $1,356,845,  a decrease of $13,814 or 1.0% for the three months ended June 30, 2003.  Five and three gallon  product  sales account for 68.4% of  revenues.  The  decrease  in sales  for this  segment  is  largely attributable to the unseasonably cooler weather for the first three months ended
June  30,  2003.  Rental  of  equipment  used in the home  and  office  delivery increased  6.1% for the three months  ended June 30,  2003.  The increase in the total number of accounts  serviced by the company has increased 2.6% compared to the same period of fiscal 2002.

Sales of the  one-gallon  products  were 8.5% of sales or $166,809 for the three months  ended June 30, 2003  compared to $174,656  for the same period of fiscal
2002, a decrease of 4.5%. One gallon products account for 8.4% of revenues.  The decrease in revenues of the gallon sized  products  compared to the prior fiscal period is  attributable  to the  increase  in revenues  for the gallon  products during the drought of 2002 when the company experienced an increase in growth.

Sales of the PET products (.5 liter,  24oz and 1 liter sizes) increased  $10,453 from $418,428 for the three months ended June 30, 2002 to $428,881 for the three months ended June 30, 2003, an increase of 2.5%. PET products  account for 21.6%
of revenues.

For the  three  months  ended  June 30,  2003  cost of goods  sold was  $329,766 compared to $406,696 for the same period ended June 30,  2002.  Resulting  gross profit was 83.4% of revenues for the three  months ended June 30, 2003  compared with a gross profit of 79.8% for the three  months  ended June 30,  2002.  Gross profit  increased 2.8% for the three months ended June 30, 2003. The increase in gross profit is due to the  increased  sales of the products  with greater gross margins.

Total  operating  expenses for the three months ended June 30, 2003 increased 5%
to  $1,666,880  from  $1,586,799  for the same period of the prior  fiscal year.
Salaries and related expenses increased 6.2% for the three months ended June 30,
2003.  Salaries  and related  expenses  were  $777,898 or 39.2% of sales for the three months ended June 30, 2003  compared to $732,366 or 36.3% of sales for the same period of prior fiscal year. The increase in salaries and related  expenses is due to the increase in sales  commissions  wages  involved in  obtaining  and servicing new and existing customers.

For the three months ended June 30, 2003  advertising and  promotional  expenses were  $225,409 or 11.4% of sales  compared to $230,583 or 11.4% of sales for the same period of prior  fiscal  year.  Management  expects  that  advertising  and promotional expenses will remain at the historical level of approximately 10% of annual  sales in order to  continue  to increase  market  penetration  and brand awareness.

Delivery expenses increased 7.6% to $138,647 or 7% of sales for the three months ended June 30,  2003  compared  to $128,899 or 6.4% of sales for the same period ended June 30, 2002.  Delivery  costs  fluctuate due to the increase in revenues and the costs  associated  with the  operation of additional  delivery  vehicles including insurance, service, and operational expenses.

General and  administrative  expenses  for the three  months ended June 30, 2003 increased  3.9% to $382,193  from  $367,846  for the same period of prior fiscal year. The increase in general and administrative expenses is due to the increase in revenues. The increase in general and administrative  expenses is also due to the increase in cost for insurance, which increased 12%.

Depreciation  and  amortization  increased 12.3% for the three months ended June
30, 2003.  Eldorado continues to purchase additional  equipment  associated with the increase in additional home and commercial  accounts.  In addition,  the new facility  that  was  recently  purchased  has  added to  depreciation  expenses.
Depreciation and amortization  expenses for the three months ended June 30, 2003 were 7.2% of sales compared to 6.3% of sales for the three months ended June 30,
2002.

Eldorado's net loss for the period ended June 30, 2003 was $40,521 compared to a net loss of $17,032 for the three months  ended June 30, 2002.  This is a direct result of increasing operational expenses at a greater rate than the increase in gross profit.

Liquidity and Capital Resources

Trade  accounts  receivable  for the three  months ended June 30, 2003 were 6.6%
higher  than at the year  ended  March 31,  2003.  Days  sales  outstanding  was approximately 41 days at June 30, 2003 versus  approximately 39 days at June 30,
2002.

Cash flow provided by operating  activities  had a net outflow of $9,387 for the three  months ended June 30, 2003 as compared to cash outflow of $73,019 for the three months ended June 30, 2002, a decrease of $63,632.

Cash  flow  used in  investing  activities  for the  purchase  of  property  and equipment  resulted in a net outflow of $119,521 for the three months ended June
30, 2003 compared to a net outflow of $68,224 for the same period ended June 30,
2002.

Cash  flows  provided  by  financing  activities  resulted  in a cash  inflow of
$21,956.  The Company  received  proceeds  from an available  line of credit for
$100,000.  The Company  also made  payments on  long-term  obligations  totaling
$78,044.  The Company's cash balance at June 30, 2003 decreased by $106,952 from
March 31, 2003.

The Company is in compliance with its financial covenants for its long-term debt agreements  with U.S. Bank and the Bank of Cherry Creek.  The Company has a line of credit with the Bank of Cherry Creek for $500,000.  The line of credit is due for  renewal in August  2003.  Management  believes  the line of credit  will be renewed  when due.  The Company has no other  material  commitments  for capital expenditures.

On May 19, 1998,  the Company  registered  875,000 shares of common stock of the
Company  pursuant to the 1997 stock option plan. The plan provides for the grant of stock options to employees,  directors and consultants of the Company.  As of
June 30, 2003,  600,500  options were  outstanding,  of which  490,000 are fully vested.  All of the options were granted at an option price representing 100% of the fair  market  value on the date of the grant as  determined  by the Board of
Directors.

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     31.1 Certification  Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant
          to Section 302 of The  Sarbanes-Oxley  Act of 2002 by Chief  Executive
          Officer

     31.2 Certification  Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant
          to Section 302 of The  Sarbanes-Oxley  Act of 2002 by Chief  Financial
          Officer

     32.1 Certification  Of  Periodic  Report  Pursuant  to  Section  906 of the
          Sarbanes-Oxley Act of 2002, 18 U.S.C.  Section 1350 by Chief Executive
          Officer

     32.2 Certification  Of  Periodic  Report  Pursuant  to  Section  906 of the
          Sarbanes-Oxley Act of 2002, 18 U.S.C.  Section 1350 by Chief Financial
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