Form 10QSB
period 2003-09-30
ELDORADO ARTESIAN SPRINGS INC
filed 2003-11-14
CIK 796124

                                        FORM 10-QSB
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                         Quarterly Report Under Section 13 or 15(d)
                           of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2003

Commission File Number: 33-6738-D

                              Eldorado Artesian Springs, Inc.
             (Exact name of registrant as specified in its charter as amended)

                   Colorado                                    84-0907853
----------------------------------------------      ---------------------------------
(State or other jurisdiction of incorporation)      (IRS Employer Identification No.)
                                                            Or organization)

   1783 Dogwood Street Louisville, Colorado                       80027
   ----------------------------------------                    ----------
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

Yes   X   No _____
    -----

Number  shares of common  stock  outstanding  at the  latest  practicable  date,
November 14, 2003: 2,995,495.

                              ELDORADO ARTESIAN SPRINGS, INC.

                                           INDEX
                                           -----

Part I - Financial Information

   Item 1 - Financial Statements

      Balance Sheets as of September 30, 2003 (Unaudited) and March 31, 2003

      Unaudited Statements of Operations For the Three and Six Months Ended
      September 30, 2003 and September 30, 2002

      Unaudited Statements of Cash Flows For the Three and Six Months Ended
      September 30, 2003 and September 30, 2002

      Notes to Unaudited Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition
    and Results of Operations

Item 3 - Controls and Procedures

Part II - Other Information

Signature Page

                         ELDORADO ARTESIAN SPRINGS, INC.

                                 Balance Sheets

                                                          September 30,       March 31,
                                                              2003              2003
                                                          -----------       -----------
                                                           (Unaudited)
                                          Assets
 Current assets
   Cash                                                   $   159,141       $   149,154
   Accounts receivable
    Trade, net                                                876,015           828,277
    Other                                                      10,514            11,047
   Inventories                                                177,968           232,203
   Prepaid expenses and other                                  27,091            37,832
   Deferred tax asset                                          35,725            35,725
                                                          -----------       -----------
       Total current assets                                 1,286,454         1,294,238
                                                          -----------       -----------

 Non-current assets
   Property, plant and equipment - net                      5,053,612         5,129,457
   Notes receivable - related party                           450,290           435,290
   Water rights - net                                          90,308            92,552
   Deposits                                                    41,205            41,205
   Other - net                                                 85,544            89,634
                                                          -----------       -----------
       Total non-current assets                             5,720,959         5,788,138
                                                          -----------       -----------

 Total assets                                             $ 7,007,413       $ 7,082,376
                                                          ===========       ===========

                           Liabilities and Stockholders' Equity
 Current liabilities
   Line of credit                                         $   200,000       $         -
   Accounts payable                                           248,107           368,282
   Accrued expenses                                           208,995           258,978
   Income taxes payable                                        71,807            58,807
   Customer deposits                                           83,986            69,776
   Current portion of capital lease obligations               147,320           147,320
   Current portion of long-term debt                          125,415           125,415
                                                          -----------       -----------
       Total current liabilities                            1,085,630         1,028,578
                                                          -----------       -----------

 Non-current liabilities
   Capital lease obligations, less current portion             53,320           137,419
   Long-term debt, less current portion                     3,443,568         3,515,687
   Deferred tax liability                                     255,314           255,314
   Deferred gain on the sale of real estate                   357,544           357,544
                                                          -----------       -----------
       Total non-current liabilities                        4,109,746         4,265,964
                                                          -----------       -----------
       Total liabilities                                    5,195,376         5,294,542
                                                          -----------       -----------

 Commitments and contingencies

 Stockholders' equity
   Preferred stock, par value $.001 per share;
   10,000,000 shares authorized; 0 issued and
   outstanding                                                     -                 -
   Common stock, par value $.001 per share;
   50,000,000 shares authorized; 2,995,495 issued and
   outstanding                                                  2,995             2,995
   Additional paid-in capital                                 984,656           984,656
   Retained earnings                                          824,386           800,183
                                                          -----------       -----------
                                                            1,812,037         1,787,834
                                                          -----------       -----------

 Total liabilities and stockholders' equity               $ 7,007,413       $ 7,082,376
                                                          ===========       ===========

                             See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                       Unaudited Statements of Operations

                               For the Three Months Ended      For the Six Months Ended
                                     September 30,                   September 30,
                               ---------------------------     --------------------------
                                  2003            2002            2003            2002
                               ---------       -----------     -----------    -----------
Revenue
  Water and related           $2,074,813       $ 2,193,149     $ 4,036,469    $ 4,167,645
  Resort Operations               67,515            71,472          88,756        112,124
                               ---------       -----------     -----------    -----------
   Net revenue                 2,142,328         2,264,621       4,125,225      4,279,769

Cost of goods sold               368,921           425,379         698,687        832,075
                               ---------       -----------     -----------    -----------

Gross profit                   1,773,407         1,839,242       3,426,538      3,447,694
                               ---------       -----------     -----------    -----------

Operating expenses
  Salaries and related           779,582           824,305       1,557,519      1,556,671
  Administrative and
   general                       387,492           310,456         769,684        678,302
  Delivery                       152,990           144,402         291,637        273,301
  Advertising and
   promotions                    177,347           210,611         402,756        441,194
  Depreciation and
   amortization                  133,813           129,952         276,547        257,058
                               ---------       -----------     -----------    -----------
                               1,631,224         1,619,726       3,298,143      3,206,526
                               ---------       -----------     -----------    -----------

Operating income                 142,183           219,516         128,395        241,168
                               ---------       -----------     -----------    -----------

Other income (expense)
  Interest income                  7,498             5,008          14,999         12,510
  Interest expense               (50,918)          (64,189)       (106,191)      (120,376)
                               ----------      -----------     -----------    -----------
                                 (43,420)          (59,181)        (91,192)      (107,866)
                               ----------      -----------     -----------    -----------

Net income before
provision for income taxes        98,763           160,335          37,203        133,302

Provision for income taxes        34,000            56,600          13,000         46,600
                               ---------       -----------     -----------    -----------

Net income                        64,763           103,735     $    24,203    $    86,702
                               =========       ===========     ===========    ===========

Basic and diluted earnings
per common share               $    0.02       $      0.03     $      0.01    $      0.03
                               =========       ===========     ===========    ===========

Weighted average number of
shares outstanding             2,995,495         2,995,495       2,995,495      2,995,495
                               =========       ===========     ===========    ===========

                             See notes to financial statements.

                              ELDORADO ARTESIAN SPRINGS, INC.

                             Unaudited Statements of Cash Flows

                                                                 Six Months Ended
                                                                   September 30,
                                                            --------------------------
                                                               2003             2002
                                                            ----------      ----------
Cash flows from operating activities
  Net income                                                $   24,203      $   86,702
                                                            ----------      ----------
  Adjustments  to  reconcile  net  income  to  net  cash
   provided by operating activities
   Depreciation and amortization                               276,547         257,058
   Accrued interest on related party note receivable           (15,000)        (15,000)
   Changes in certain assets and liabilities
     Accounts receivable                                       (47,205)       (110,286)
     Inventories                                                54,235         (32,924)
     Prepaid expenses and other                                 10,741          13,923
     Deposits                                                       -           (2,084)
     Accounts payable                                         (120,175)       (176,879)
     Accrued expenses                                          (49,983)         48,307
     Customer deposits                                          14,210          18,139
     Income taxes payable                                       13,000         (37,773)
                                                            ----------      -----------
                                                               136,370         (37,519)
                                                            ----------      -----------
      Net cash provided by operating activities                160,573          49,183
                                                            ----------      ----------

Cash flows from investing activities
  Purchases of property and equipment                         (194,368)       (108,018)
                                                            ------------    -----------
      Net cash flows used in investing activities             (194,368)       (108,018)
                                                            ----------      ----------

Cash flows from financing activities
  Payments on long-term obligations                           (156,218)       (186,378)
  Proceeds on line of credit                                   200,000         287,000
                                                            -----------     ----------
      Net cash flows provided by financing activities           43,782         100,622
                                                            ----------      ----------

Net increase in cash                                             9,987          41,787

Cash - beginning of period                                     149,154          79,759
                                                            ----------      ----------

Cash - end of period                                        $  159,141      $  121,546
                                                            ==========      ==========

Supplemental disclosures of cash flow information:

     Cash paid for interest for the six months ended September 30, 2003 and 2002 was $106,191 and $120,376 respectively.

     Cash paid for income taxes for the six months ended  September 30, 2003 and
     2002 was $0 and $84,373, respectively.

Supplemental disclosures of noncash investing and financing activities:

     During the six months  ended  September  30, 2003 and 2002,  equipment  was acquired through capital leases for $0 and $117,681, respectively.

                             See notes to financial statements.

                              ELDORADO ARTESIAN SPRINGS, INC.

                          Notes to Unaudited Financial Statements

Note 1 - Summary of Significant Accounting Policies

Interim Unaudited Financial Statements

The interim  financial  statements  are  unaudited  and reflect all  adjustments
(consisting only of normal recurring adjustments),  which are, in the opinion of management,  necessary for a fair  presentation  of the  financial  position and operating results for the interim periods. The results of operations for the six months ended September 30, 2003 and 2002 are not  necessarily  indicative of the results  of the  entire  year.  The  financial  statements  included  herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form
10-KSB filing. These financial statements should be read in conjunction with the financial  statements  and notes thereto  contained in the Company's Form 10-KSB for the year ended March 31, 2003.

Note 2 - Stockholders' Equity

Stock Option Plan

On May 1, 2003,  the  Company  granted  16,500  options to  employees  under the
Company's  1997 Stock  Option Plan to purchase  common stock at $1.75 per share, fair market value at the date of the grant.

Note 3 - Related Party Transactions

During the year ended March 31, 2002,  the Company  entered into an agreement to sell certain parcels of real estate to two senior  executives of the Company for a total of $900,000.  The Company  received cash from the sale of $500,000.  The
Company also provided 60 month carry back financing of $400,000 with interest at
7.5% due annually that has been recorded as notes  receivable  related party and includes  $50,290 of accrued  interest at September 30, 2003.  The collateral on the notes  receivable  included  a junior  deed of trust on the  properties  and shares of common  stock.  During the year  ended  March 31,  2003,  the Board of
Directors  determined that the 250,000 shares of common stock of the Company was sufficient  collateral and released the junior deed of trust on the  properties.
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

Overview

Eldorado  Artesian  Springs,  Inc. is a Colorado based company that is primarily involved in the bottling and marketing of natural  artesian  spring  water.  The spring is  located in the  foothills  of the  Colorado  Rocky  Mountains  and is surrounded  by  thousands  of acres  of state  and  city  parkland,  assuring  a well-protected source. The water rises up through many layers of sandstone under its own  artesian  pressure.  Currently,  Eldorado's  operations  consist of its home/commercial  delivery  business  (5  and  3  gallon  bottles)  and  the  PET
(polyethylene   terephtalate,   a  premium  clear  plastic  container)  consumer
business.

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

Results of Operations

Revenues for the three months ended September 30, 2003 were $2,142,328  compared to $2,264,621 for the same period ended  September 30, 2002, a decrease of 5.4%.
Revenues for the six months ended September 30, 2003 were $4,125,225 compared to
$4,279,769 for the same period ended September 30, 2002, a decrease of 3.6%.

Five and three gallons  product sales  decreased from  $2,882,763 for the fiscal period ending  September 30, 2002 to  $2,852,933,  a decrease of $29,830 or 1.0%
for the six months  ended  September  30,  2003  compared  to the same period of fiscal 2002.  Five and three gallon product sales account for 69.2% of revenues.
The  decrease  in  sales  for  this  segment  is  largely  attributable  to  the unseasonably  cooler  weather  for the  first  six  months  of 2003.  Rental  of equipment used in the home and office delivery increased 3.3% for the six months ended September 30, 2003.

Sales of the  one-gallon  products  were 8.8% of sales or  $361,681  for the six months  ended  September  30, 2003  compared to $411,210  for the same period of fiscal  2002,  a  decrease  of 12%.  One-gallon  products  account  for  8.8% of revenues.  The decrease in revenues of the gallon sized products compared to the same period of fiscal 2002 is  attributable  to the increase in revenues for the gallon  products  during the  drought of 2002 when the  company  experienced  an increase in growth.

Sales of the PET products (.5 liter,  24oz and 1 liter sizes) decreased  $64,421 from  $890,381 for the six months ended  September  30, 2002 to $825,960 for the six months ended  September 30, 2003, a decrease of 7.2%.  PET products  account for 20% of revenues.  The decrease in the PET revenue is due to the inability of the  Company to compete  effectively  with  respect to pricing,  as  intensified competition from larger companies continues to drive retail prices downward.

For the six months ended  September  30, 2003 cost of goods sold was $698,687 or
16.9% of sales  compared to $832,075 or 19.4% of sales for the same period ended
September  30,  2002.  Resulting  gross profit was 83.1% of revenues for the six months ended  September  30, 2003  compared with a gross profit of 80.6% for the six months ended  September  30,  2002.  Cost of goods sold for the three months ended  September 30, 2003 was $368,921 or 17.2% of sales compared to $425,379 or
18.8% of sales for the same period ended  September  30, 2002.  Resulting  gross profit was 82.8% of  revenues  for the three  months  ended  September  30, 2003 compared to 81.2% of revenues for the three months ended September 30, 2002. The decrease in cost of goods sold, as a percentage  of sales  compared to the prior year, is attributable  to the decrease in sales of the smaller retail  products.
The smaller  products  cost more  because the products  require  more  material, therefore a drop in volume of those  products  combined  with an increase in the higher margin  products  produces a drop in the overall cost of goods.  The home and office products require lower bottling costs because of the larger sizes and re-fillable bottles.

Total  operating  expenses for the six months ended September 30, 2003 increased
2.9% to $3,298,143 from $3,206,526 for the same period ended September 30, 2002.
Total operating expenses for the three months ended September 30, 2003 increased
0.7% to $1,631,224 from $1,619,726 for the same period ended September 30, 2002.
Salaries and related expenses  increased 0.1% for the six months ended September
30, 2003.  Salaries and related  expenses were  $1,557,519 or 37.8% of sales for the six months ended September 30, 2003 compared to $1,556,671 or 36.4% of sales for the same  period of fiscal  2002.  The  increase  in  salaries  and  related expenses  is due  to the  increased  in  sales  commissions  wages  involved  in obtaining  and  servicing  new and  existing  customers.  Salaries  and  related expenses  decreased 5.4% for the three months ended  September 30, 2003 compared to three months ended  September 30, 2002.  The decrease in salaries and related expenses  is due to the  decrease  in  revenues  for the same  period  that also resulted in fewer commissions being paid during the same period.

For the six months ended September 30, 2003 advertising and promotional expenses were  $402,756  or 9.8% of sales  compared to $441,194 or 10.3% of sales for the six months ended  September 30, 2002.  For the three months ended  September 30,
2003  advertising  and  promotional  expenses  were  $177,347  or 8.3% of  sales compared to $210,611 or 9.3% of sales.  Management  expects that advertising and promotional expenses will remain at the historical level of approximately 10% of annual  sales in order to  continue  to increase  market  penetration  and brand awareness.

Delivery expenses increased 6.7% to $291,637 or 7.1% of sales for the six months ended  September  30,  2003  compared  to $273,301 or 6.4% of sales for the same period ended  September 30, 2002. For the three months ended  September 30, 2003 delivery expenses increased 5.9% compared to the same period ended September 30,
2002. Delivery costs fluctuate due to the costs associated with the operation of additional delivery vehicles including insurance, fuel, service, and operational expenses.

Administrative  and general expenses for the six months ended September 30, 2003 increased  13.5% to $769,684  from $678,302 for the same period of September 30,
2002. For the three months ended September 30, 2003  administrative  and general expenses  increased  24.8% compared to the same period ended September 30, 2002.
The increase in  administrative  and general  expenses is due to the increase in cost for insurance, which increased 12% in 2003.

Depreciation and amortization  increased 7.6% for the six months ended September
30, 2003.  Eldorado continues to purchase additional  equipment  associated with the  increase in  additional  home and  commercial  accounts.  Depreciation  and amortization  expenses for the six months ended  September 30, 2003 were 6.7% of sales compared to 6.0% of sales for the six months ended September 30, 2002.

Eldorado's  net  income  for the first six  months  of fiscal  2003 was  $24,203 compared to net income of $86,702 for the six months ended  September  30, 2002.
Net income for the three months ended September 30, 2003 was $64,763 compared to
$103,735 for the three months ended September 30, 2002.

Liquidity and Capital Resources

Trade accounts  receivable for the six months ended September 30, 2003 were 5.8%
higher  than at the year  ended  March 31,  2003.  Days  sales  outstanding  was approximately  38 days at  September  30, 2003 versus  approximately  40 days at
September 30, 2002.

Cash flow provided by operating  activities had a net inflow of $160,573 for the six months  ended  September  30, 2003 as compared to cash inflow of $49,183 for the six months ended September 30, 2002, an increase of $111,390.

Cash  flow  used in  investing  activities  for the  purchase  of  property  and equipment  resulted  in a net  outflow  of  $194,368  for the six  months  ended
September  30, 2003  compared  to a net outflow of $108,018  for the same period ended September 30, 2002.

Cash  flows  provided  by  financing  activities  resulted  in a cash  inflow of
$43,782.  The Company  received  proceeds  from an available  line of credit for
$200,000.  The Company  also made  payments on  long-term  obligations  totaling
$156,218.  The Company's  cash balance at September 30, 2003 increased by $9,987 from March 31, 2003.

The Company is in compliance with its financial covenants for its long-term debt agreements  with U.S. Bank and the Bank of Cherry Creek.  The Company has a line of credit with the Bank of Cherry Creek for $500,000.  The line of credit is due for  renewal in August  2004.  Management  believes  the line of credit  will be renewed  when due.  The Company has no other  material  commitments  for capital expenditures.

On May 19, 1998,  the Company  registered  875,000 shares of common stock of the
Company  pursuant to the 1997 stock option plan. The plan provides for the grant of stock options to employees,  directors and consultants of the Company.  As of
September 30, 2003, 600,500 options were outstanding, of which 490,000 are fully vested.  All of the options were granted at an option price representing 100% of the fair  market  value on the date of the grant as  determined  by the Board of
Directors.

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

Item 4.  Submission of Matters to a Vote of the Security Holders

At the Company's July 15, 2003 Annual Board Meeting, the following directors and officers were unanimously voted in: Douglas A. Larson, President and Chairman of the Board, Kevin M. Sipple,  Vice President,  Secretary and Director,  Jeremy S.
Martin, Vice President and Director, Robert E. Weidler, Vice President, Cathleen
M. Shoenfeld,  Chief Financial Officer, Kate Janssen, Vice President,  George J.
Schmitt,  Director,  and Don P.  Van  Winkle,  Director.  Additionally,  Doug A.
Larson,  George J. Scmitt,  and Don P. Van Winkle were unanimously  voted to the
Audit Committee.

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