Form 10QSB
period 2003-12-31
ELDORADO ARTESIAN SPRINGS INC
filed 2004-02-17
CIK 796124

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended December 31, 2003

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

Yes   X   No _____
    -----

Number  shares of common  stock  outstanding  at the  latest  practicable  date,
February 13, 2004: 2,995,495.

                         ELDORADO ARTESIAN SPRINGS, INC.

                                      INDEX

Part I - Financial Information

   Item 1 - Financial Statements

      Balance Sheets as of December 31, 2003 (Unaudited) and March 31, 2003

      Unaudited Statements of Operations For the Three and Nine Months Ended
      December 31, 2003 and December 31, 2002

      Unaudited Statements of Cash Flows For the Nine Months Ended
      December 31, 2003 and December 31, 2002

      Notes to Unaudited Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations

Item 3 - Controls and Procedures

Part II - Other Information

Signature Page

                         ELDORADO ARTESIAN SPRINGS, INC.
                                 Balance Sheets

                                                          December 31,        March 31,
                                                              2003              2003
                                                         ------------      ------------
                                                           (Unaudited)

                                          Assets
 Current assets
   Cash                                                   $    51,935       $   149,154
   Accounts receivable
      Trade, net                                              795,204           828,277
      Other                                                     9,994            11,047
   Inventories                                                173,118           232,203
   Prepaid expenses and other                                  53,957            37,832
   Deferred tax asset                                          35,725            35,725
                                                          -----------       -----------
            Total current assets                            1,119,933         1,294,238
                                                          -----------       -----------

 Non-current assets
   Property, plant and equipment - net                      4,944,277         5,129,457
   Notes receivable - related party                           457,790           435,290
   Water rights - net                                          89,185            92,552
   Deposits                                                    41,205            41,205
   Other - net                                                 83,499            89,634
                                                          -----------       -----------
            Total non-current assets                        5,615,956         5,788,138
                                                          -----------       -----------

 Total                                                    $ 6,735,889       $ 7,082,376
                                                          ===========       ===========

                           Liabilities and Stockholders' Equity
 Current liabilities
   Line of credit                                         $   200,000       $         -
   Accounts payable                                           143,739           368,282
   Accrued expenses                                           217,380           258,978
   Income taxes payable                                            -             58,807
   Customer deposits                                           95,277            69,776
   Current portion of capital lease obligations               147,320           147,320
   Current portion of long-term debt                          125,415           125,415
                                                          -----------       -----------
            Total current liabilities                         929,131         1,028,578

 Non-current liabilities
   Capital lease obligations, less current portion             12,992           137,419
   Long-term debt, less current portion                     3,405,067         3,515,687
   Deferred tax liability                                     255,314           255,314
   Deferred gain on the sale of real estate                   357,544           357,544
                                                          -----------       -----------
            Total non-current liabilities                   4,030,917         4,265,964
                                                          -----------       -----------
            Total liabilities                               4,960,048         5,294,542
                                                          -----------       -----------

 Commitments and contingencies

 Stockholders' equity
   Preferred stock, par value $.001 per share;
    10,000,000 shares authorized; 0 issued and
    outstanding                                                    -                 -
   Common stock, par value $.001 per share;
     50,000,000 shares authorized; 2,995,495 issued
     and outstanding                                            2,995             2,995
   Additional paid-in capital                                 984,656           984,656
   Retained earnings                                          788,190           800,183
                                                          -----------       -----------
                                                            1,775,841         1,787,834
                                                          -----------       -----------

 Total                                                    $ 6,735,889       $ 7,082,376
                                                          ===========       ===========

                             See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                       Unaudited Statements of Operations

                                  For the Three Months Ended    For the Nine Months Ended
                                          December 31,                December 31,
                                  ----------------------------   ---------------------
                                     2003             2002          2003        2002
                                  ----------       -----------   ---------   ---------
Revenue
  Water and related               $1,722,298       $1,767,226   $5,764,667   $5,934,871
  Resort Operations                        -           (1,871)      82,856      110,253
                                  ----------       ----------    ---------   ----------
   Net revenue                     1,722,298        1,765,355    5,847,523    6,045,124

Cost of goods sold                   187,580          252,614      886,267    1,084,689
                                  ----------       ----------    ---------   ----------

Gross profit                       1,534,718        1,512,741    4,961,256    4,960,435
                                  ----------       ----------    ---------   ----------

Operating expenses
  Salaries and related               757,706          730,605    2,319,790    2,287,276
  Administrative and general         397,555          270,255    1,161,599      948,557
  Delivery                           151,429          203,614      444,105      476,915
  Advertising and promotions         108,041          147,556      510,797      588,750
  Depreciation and amortization      137,398          140,696      413,945      397,754
                                  ----------       ----------    ---------    ---------
                                   1,552,129        1,492,726     4,850,236   4,699,252
                                  ----------       ----------    ----------   ---------

Operating income                     (17,411)          20,015      111,020      261,183
                                  ----------       ----------    ---------    ---------

Other income (expense)
  Interest income                      7,828            7,508       22,827       20,017
  Interest expense                   (46,649)         (55,599)    (152,840)    (175,975)
                                  ----------      -----------    ---------    ---------
                                     (38,821)         (48,091)    (130,013)    (155,958)
                                  ----------      -----------    ---------    ---------

Net income before provision
for income taxes                     (56,232)         (28,076)     (18,993)     105,225

Provision for income taxes
  Current                            (20,000)         (10,000)      (7,000)      36,600
  Deferred                                 -                -            -           -
                                  ----------       ----------    ---------    ---------
                                     (20,000)         (10,000)      (7,000)      36,600
                                  ----------       ----------    ---------    ---------

Net income (loss)                 $  (36,232)      $  (18,076)   $ (11,993)   $  68,625
                                  ==========       ==========    =========    =========

Basic and diluted earnings
(loss) per common share           $    (0.01)      $    (0.01)   $   (0.00)   $    0.02
                                  ==========       ==========    =========    =========

Weighted average number of
shares outstanding                 2,995,495        2,995,495    2,995,495    2,995,495
                                  ==========       ==========    =========    =========

                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                       Unaudited Statements of Cash Flows

                                                                 Nine Months Ended
                                                                    December 31,
                                                            --------------------------
                                                               2003            2002
                                                            ----------      ----------
Cash flows from operating activities
  Net income                                                $  (11,993)     $   68,625
                                                            ----------      ----------
  Adjustments to reconcile net income to net cash
   provided by operating activities
   Depreciation and amortization                               413,945         397,754
   Accrued interest on related party note receivable           (22,500)        (10,290)
   Changes in certain assets and liabilities
     Accounts receivable                                        34,126         (26,440)
     Inventories                                                59,085          (2,372)
     Prepaid expenses and other                                (16,125)         12,907
           Deposits                                                  -         (19,294)
           Accounts payable                                   (224,543)       (188,297)
     Accrued expenses                                          (41,598)        (14,901)
     Customer deposits                                          25,501          27,773
     Income taxes payable                                      (58,807)        (49,295)
                                                            ----------      ----------
                                                               169,084         127,545
                                                            ----------      ----------
      Net cash provided by operating activities                157,091         196,170
                                                            ----------      ----------

Cash flows from investing activities
  Purchases of property and equipment                         (219,263)       (113,285)
                                                            ----------      ----------
      Net cash flows used in investing activities             (219,263)       (113,285)
                                                            ----------      ----------

Cash flows from financing activities
  Payments on long-term obligations                           (235,047)       (264,705)
  Proceeds on line of credit                                   200,000         287,000
                                                            ----------      ----------
      Net cash flows (used in) provided by financing
       activities                                              (35,047)         22,295
                                                            ----------      ----------

Net (decrease) increase in cash                                (97,219)        105,180

Cash-- beginning of period                                     149,154          79,759
                                                            ----------      ----------

Cash-- end of period                                        $   51,935      $  184,939
                                                            ==========      ==========

Supplemental disclosures of cash flow information:

     Cash paid for  interest  for the nine months  ended  December  31, 2003 and
     December 31, 2002 was $152,840 and $175,975 respectively.

Supplemental disclosures of noncash investing and financing activities:

     During the nine months  ended  December  31, 2003 and 2002,  equipment  was acquired through capital leases for $0 and $117,681, respectively.

                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                     Notes to Unaudited Financial Statements

Note 1 - Summary of Significant Accounting Policies

Interim Unaudited Financial Statements

The interim  financial  statements  are  unaudited  and reflect all  adjustments
(consisting only of normal recurring adjustments),  which are, in the opinion of management,  necessary for a fair  presentation  of the  financial  position and operating  results for the interim  periods.  The results of operations  for the nine months ended December 31, 2003 and 2002 are not  necessarily  indicative of the results of the entire year.  The financial  statements  included  herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form
10-KSB filing. These financial statements should be read in conjunction with the financial  statements  and notes thereto  contained in the Company's Form 10-KSB for the year ended March 31, 2003.

Note 2 - Stockholders' Equity

Stock Option Plan

On May 1, 2003,  the  Company  granted  16,500  options to  employees  under the
Company's  1997 Stock  Option Plan to purchase  common stock at $1.75 per share, fair market value at the date of the grant.

Note 3 - Related Party Transactions

During the year ended March 31, 2002,  the Company  entered into an agreement to sell certain parcels of real estate to two senior  executives of the Company for a total of $900,000.  The Company  received cash from the sale of $500,000.  The
Company also provided 60 month carry back financing of $400,000 with interest at
7.5% due annually that has been recorded as notes  receivable  related party and includes $57,790 of accrued interest at December 31, 2003. The collateral on the notes receivable included a junior deed of trust on the properties and shares of common  stock.  During the year ended  March 31,  2003,  the Board of  Directors determined that the 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. During 2002, the Company  recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note.

In July 2001,  when the Board of Directors  authorized the  aforementioned  real estate transactions, the Company also authorized the sale of certain real estate at the then fair value to another officer of the Company. Because of county land use approval  processes and associated  delays, the officer's option to purchase the real estate has been extended through September 26, 2007.

Note 4 - Contingencies

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

Sales and Use Tax Audit Contingency

During the quarter ended December 31, 2003,  the Colorado  Department of Revenue
conducted an audit of the Company's Sales and Use Taxes. The examiner determined during the audit that the Company did owe  additional  sales and use taxes.  The amount owed by the Company is uncertain at this time.

Item 2: MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Forward Looking Statements

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

Results of Operations

Overview - Recent Trends

Net income for the Company has declined  for the nine months ended  December 31,
2003 compared to the same period ended December 31, 2002. Much of the decline in net income has been due to a decrease in sales and increased operating costs due to  increases  in labor and  general  operating  expenses.  The  downturn of the economy  has had a negative  effect on sales for all  package  sizes.  Increased competition  has  also  affected  sales  of  the  PET  products  in  the  retail environment.

While changes in the economy have affected revenue increases and net income, the
Company  has not changed  current  objectives  of growing  sales in the home and office delivery as well as the PET packages.

Revenues

Revenues for the nine months ended December 31, 2003 were $5,847,523 compared to
$6,045,124  for the same period  ended  December  31,  2002, a decrease of 3.3%.
Revenues for the three months ended December 31, 2003 were  $1,722,298  compared to $1,765,355 for the same period ended December 31, 2002, a decrease of 2.4%.

Five and three gallon  product sales  decreased  from  $4,218,902 for the fiscal period ending December 31, 2002 to $4,148,704, a decrease of $66,198 or 1.6% for the nine months ended  December  31, 2003  compared to the same period of fiscal
2002.  Five and three gallon  product sales  account for 70.9% of revenues.  The decrease in sales for this segment is largely  attributable to the  unseasonably cooler  weather  for the first  three  months of fiscal  2003.  There was only a slight change in the number of active  accounts  indicating  that customers were consuming  less  water per  account  during  first  nine  months of fiscal  2004 compared to the same nine months of fiscal 2003. Rental of equipment used in the home and office  delivery  increased 0.6% for the nine months ended December 31,
2003.

Sales of the  one-gallon  products  were 9.1% of sales or $533,881  for the nine months  ended  December  31, 2003  compared  to $593,085  for the same period of fiscal  2002,  a decrease of 10%.  The  decrease in revenues of the gallon sized products  compared  to the same  period of fiscal  2003 is  attributable  to the increase in revenues for the gallon products during the drought of 2002 when the company experienced an increase in growth. Sales of the one-gallon products were
10% of sales or $172,200 for the three months ended  December 31, 2003  compared to 10.3% of sales or $181,875 for the same period of fiscal 2002.

Sales of the PET products (.5 liter,  24oz and 1 liter sizes) decreased  $84,481 from  $1,152,403  for the nine months ended  December 31, 2002 to $1,067,922 for the nine months  ended  December  31,  2003,  a decrease of 7.3%.  PET  products accounted for 18.3% of revenues for the nine months ended December 31, 2003. For the three months ended  December 31, 2003,  sales of the PET products  decreased
$20,061 from  $262,024 for the three months ended  December 31, 2002 to $241,963 for the three months ended December 31, 2003.

Cost of Goods Sold and Gross Profit

For the nine months  ended  December  31,  2003 cost of goods sold was  $886,267 compared to $1,084,689  for the same period ended  December 31, 2002.  Resulting gross profit was 84.8% of revenues  for the nine months ended  December 31, 2003 compared  with a gross  profit of 82.1% for the nine months  ended  December 31,
2002.  Gross  profit  increase  was  relatively  flat for the nine  month  ended
December  31, 2003  compared to the same period ended  December  31,  2002.  The decrease in cost of goods sold and the resulting increase in gross profit is due to the change in the product mix being sold as well as  decreases in cost of raw materials.

Operating Expenses

Total  operating  expenses for the nine months ended December 31, 2003 increased
3.2% to $4,850,236 from $4,699,252 for the same period of fiscal 2003.

Salaries and Related Expenses

Salaries and related expenses  increased 1.4% for the nine months ended December
31, 2003.  Salaries and related  expenses were  $2,319,790 or 39.7% of sales for the nine months ended December 31, 2003 compared to $2,287,276 or 37.8% of sales for the same period ended December 31, 2002.  Salaries and related  expenses for the three months ended  December 31, 2003  increased  3.7%  compared to the same period ended December 31, 2002. The increase in salaries and related expenses is due to the  increase in wages  involved in  obtaining  and  maintaining  new and existing customers.

General and Administrative Expenses

General and administrative  expenses for the nine months ended December 31, 2003 increased  22.5% to $1,161,599  from $948,557 for the same period ended December
31, 2002.  General and  administrative  expenses  increased  47.1% for the three months  ended  December 31,  2002.  The  increase in general and  administrative expenses is due to a combination of increases in insurance, bad debts, printing, repairs and  maintenance  and consulting  fees  associated  with the property in
Eldorado Springs and water rights. Combined these costs account for about 85% of the increase in the general and administrative expense category.

Advertising and Promotions

For the nine months ended December 31, 2003 advertising and promotional expenses were  $510,797  or 8.7% of sales  compared  to $588,750 or 9.7% of sales for the same period ended  December 31,  2002.  For the three months ended  December 31,
2003  advertising  and  promotional  expenses  were  $108,041  or 6.3% of  sales compared to $147,556 or 8.4% of sales for the three  months  ended  December 31,
2002. The Company has  discontinued  some venues of  advertising  that have been used in the past but have not generated the sales to offset the cost. Management expects that advertising and promotional  expenses will remain at the historical level of  approximately  10% of annual  sales in order to  continue  to increase market penetration and brand awareness.

Delivery Expenses

Delivery  expenses  decreased  6.9% to  $444,105  or 7.6% of sales  for the nine months  ended  December  31, 2003  compared to $476,915 or 7.9% of sales for the same period  ended  December  31,  2002.  Delivery  costs  fluctuate  due to the increase in revenues and the costs  associated  with the operation of additional delivery vehicles including insurance,  service, and operational  expenses.  The
Company has gained  efficiencies  in the delivery  area that have  accounted for some of the decreases in delivery expenses related to truck expenses.

Depreciation and Amortization

Depreciation and amortization  increased 4.1% for the nine months ended December
31,  2003.  Depreciation  and  amortization  expenses  for the nine months ended
December  31,  2003  were 8.7% of sales  compared  to 9.7% of sales for the nine months ended December 31, 2002.

Interest Expense

Interest  expense for the nine months ended December 31, 2003 decreased 13.1% to
$152,840  from  $175,975  for the nine months  ended  December  31,  2002.  This decrease  was due to  lower  interest  rates  on the  notes  related  to the new bottling and office facility that was completed in 2001.

Net Loss

Eldorado's  net loss for the  first  nine  months  of  fiscal  2004 was  $11,993 compared to a net income of $68,625 for the nine months ended December 31, 2002.

Liquidity and Capital Resources

Trade  accounts  receivable  for the nine months ended December 31, 2003 were 4%
less than at the year  ended  March  31,  2003.  Days'  sales  outstanding  were approximately  37 days at  December  31, 2003  versus  approximately  36 days at
December 31, 2002.

Cash flow provided by operating  activities had a net inflow of $157,091 for the nine months  ended  December 31, 2003 as compared to cash inflow of $196,170 for the nine months ended December 31, 2002, a decrease of $39,079.

Cash  flow  used in  investing  activities  for the  purchase  of  property  and equipment  resulted  in a net  outflow of  $219,263  for the nine  months  ended
December  31, 2003  compared  to a net  outflow of $113,285  for the same period ended December 31, 2002.

Cash flow used in financing activities resulted in a cash outflow of $35,047 for the nine months ended December 31, 2003. The Company  received  proceeds from an available  line of credit  for  $200,000.  The  Company  also made  payments  on long-term obligations totaling $235,047.  The Company's cash balance at December
31, 2003 decreased by $97,219 from March 31, 2003.

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

On May 19, 1998,  the Company  registered  875,000 shares of common stock of the
Company  pursuant to the 1997 stock option plan. The plan provides for the grant of stock options to employees,  directors and consultants of the Company.  As of
December 31, 2003, 595,000 options were outstanding,  of which 484,500 are fully vested.  All of the options were granted at an option price representing 100% of the fair  market  value on the date of the grant as  determined  by the Board of
Directors.

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

ELDORADO ARTESIAN SPRINGS, INC.

By: /s/ Douglas Larson
    Douglas Larson, President

By: /s/ Cathleen Shoenfeld
    Cathleen Shoenfeld, Chief Financial Officer