Form 10KSB
period 2004-03-31
ELDORADO ARTESIAN SPRINGS INC
filed 2004-06-29
CIK 796124

                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                                        FORM 10-KSB
                                         (Mark One)
            [X] Annual report pursuant to Section 13 or 15(d) of the Securities
               Exchange Act of 1934 for the fiscal year ended March 31, 2004
                                             or
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

State issuer's revenues for its most recent fiscal year. $7,669,426

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value will be computed by  reference to the price at which the common  equity was sold,  or the average bid and asked prices of such common  equity,  as of a specified  date within the past 60 days.  (See  definition  of affiliate in Rule 12b-2 of the Exchange Act)
$4,493,243.

The number of shares  outstanding of the Issuer's Common Stock, $.001 par value, was 2,995,495 on June 29, 2004.

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

The Company  began  operations  by  delivery  of 5 gallon  bottles and rental of equipment  to homes and  offices as well as 1 gallon  bottles to  retailers.  In
1994,  management  introduced the 1.5 liter bottle which was followed,  in 1995, with the 1.0 and 0.5 liter  bottles.  Eldorado  introduced  its PET  bottles  to grocery  retailers and these  products have gained market share among the larger retail grocery chains.

During the fiscal year ended 2001,  to  accommodate  the growing  demand for the
Company's  bottled spring water products,  the Company entered into an agreement for the purchase and construction of a new warehouse facility in Louisville, CO.
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

Water Source and Bottling

The sources of the natural spring water used by the Company are springs  located on property owned by the company in Eldorado Springs, CO. The Company is located at the  base  of a six  hundred  foot  deep  canyon  in  Eldorado  Springs,  CO.
Furthermore, Eldorado Springs is surrounded by hundreds of acres of local, state and federal parkland.

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

As of  January 1, 2003 the State  Engineer  is no longer  authorized  to approve substitute  supply  plans of the nature in which the Company was  enrolled.  The
Company has filed  application for a temporary  supply plan to protect its water supply  pending  the Water  Court's  review of an  application  for a  permanent augmentation  plan. The Company is also pursuing  other possible  supply sources for use in augmenting the stream flows as a result of the Company's  withdrawals of water.  There is no assurance  that any of the  applications  or  alternative arrangements  being  sought by the Company will be  approved.  If the  Company's application  for  temporary  supply plan or permanent  augmentation  plan is not approved and a senior call on the  Company's  water  supply is made,  this would result in a significant  negative  financial impact on the Company.  The Company will also incur  significant  expenses in connection  with its efforts to obtain approval  of  these  plans.  In  the  event  of  the  approval  of  a  permanent augmentation  plan, the Company will also incur additional  expenses  associated with its required purchase of additional water rights.

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
The Company  delivers these bottles directly to customers using its trucks owned or leased by the Company. The Company's delivery sales are made primarily in the
Denver/Boulder  metropolitan  area (but also include selected other cities along the front range).  As of March 31, 2004,  the Company had  approximately  13,500 active  delivery  accounts  and the  delivery  business  currently  accounts for roughly 70% of the Company's  revenues.  Of the five and three gallon  accounts, approximately 68% were home accounts and 32% were commercial establishments.

PET Packaging/Retail Distribution Business

The PET business  consists  principally  of the  wholesale  distribution  of the
Company's  PET  products to grocery  store chains with  operations  primarily in
Colorado.  The Company uses its own trucks to deliver its PET water  products to grocery customers  warehouses in the Denver  metropolitan  area. From there, the water is shipped to customers' grocery stores throughout Colorado.  In addition, because some of the grocery customers warehouse  distribution extends beyond the
State of Colorado,  the Company obtains some  distribution  at these  customers'
grocery stores which are located in New Mexico, Wyoming,  Kansas, Utah, Oklahoma and Texas.

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

Supplies

Water  bottled by the  Company  comes  from  springs  located  on the  Company's property  which have been flowing for many years.  While the Company  could lose rights to spring water,  the Company does not foresee any disruption in the flow of the spring water. The Company currently sources all of its raw materials from outside vendors.  Suppliers of the bottles have experienced  seasonal  shortages resulting from resin shortages.  Changes in the supply of the bottles can affect the prices.  The Company  tries to mitigate  possible  shortages by  maintaining sufficient inventory safety stocks so as not to interrupt production.

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

Employees

As of March 31,  2004,  the Company had 72 full-time  employees  and 5 part-time employees.  During the summer  months,  the  Company  employs  approximately  14 seasonal employees for the operation of the pool.

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

Calendar 2004                                    High    Low
 First Quarter through March 31, 2004            $1.10   $0.80

Calendar 2003
 First Quarter through March 31, 2003            $1.75   $1.40
 Second Quarter through June 30, 2003            $1.50   $1.40
 Third Quarter through September 30, 2003        $2.00   $1.40
 Fourth Quarter through December 31, 2003        $1.50   $0.70

Calendar 2002
 First Quarter through March 31, 2002            $1.75   $1.40
 Second Quarter through June 30, 2002            $4.00   $2.00
 Third Quarter through September 30, 2002        $2.15   $1.75
 Fourth Quarter through December 31, 2002        $1.85   $1.25

The Company had 195 record owners of the Common Stock as of June 29, 2004.

No dividends  have been declared or paid to date on the Company's  common stock, and the Company does not anticipate paying dividends in the foreseeable  future.
The  Company  follows  a  policy  of cash  preservation  for  future  use in the business.

                                                                      Number of
                                                                      securities
                                                                 remaining available
                            Number of                            for future issuance
                         securities to be                            under equity
                           issued upon        Weighted-average    compensation plans
                           exercise of       exercise price of        (excluding
                           outstanding      outstanding option,       securities
                        options, warrants   warrants and rights  reflected in column
    Plan category         and rights (a)            (b)                (a)) (c)

Equity compensation
plans approved by
security holders             875,000                 2.82              264,500

Equity compensation
plans not approved by
security holders                  -                    -                    -
                             -------              -------              ------

Total                        875,000                 2.82              264,500
                             =======              =======              =======

ITEM 6. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

Results of Operations

Performance Overview - Recent Trends

Net income  declined  from fiscal year 2003 to fiscal  year 2004.  In  addition, operating  expenses  for fiscal  year 2004 have been  affected by  increases  in general and administrative  costs as well as selling and delivery costs for home and office  delivery  accounts.  The Company has managed  costs of goods and has been able to decrease  costs for some materials  while  experiencing a change in the mix of products sold due to consumer demands.

The Company has experienced  increased  competition  from larger water companies and this has  resulted  in lower  average  selling  prices in the  major  retail chains.  The Company  continues to seek other  distribution  avenues in order to increase  sales of the PET  products.  In  addition,  the Company  continues  to utilize  advertising  and  promotional  budgets  to  help  promote  the  various products.  The economy has had a negative effect on sales in the home and office segment of the business  resulting in fewer delivery customers and reduced sales to existing companies. The Company has been pursuing ways to offer more sizes of the  products  off of our own  delivery  vehicles to increase  sales to existing customers.

Increased  costs  associated with  insurance,  maintenance of the facility,  and increased property taxes have resulted in higher operating expenses.

The  Company  continues  to have a positive  cash flow from  operations  and has allowed the Company to continue  to service  debt and acquire  additional  fixed assets.

Results of this fiscal year have not altered our strategic  direction.  Although the Company has  experienced  a downturn in growth of the  business,  we believe that we are in a  position  to  continue  to grow in the  markets  we  presently service by offering  additional  sized  products and utilizing  advertising  and promotional  budgets  for  promoting  the  product.  We will  continue to pursue additional business in new and emerging markets.

Year Ended March 31, 2004 Compared to Year Ended March 31, 2003

Sales

Revenues  for the  year  ended  March  31,  2004  were  $7,669,426  compared  to
$7,915,110 for the same period ended March 31, 2003, a decrease of 3.1%.

Sales of the five and three  gallon  products  used in the delivery to homes and offices were 59% of sales and decreased from $4,562,639 in 2003 to $4,497,902 in
2004, a decrease of $64,737 or 1.4%.  Sales of other products,  including rental of dispensers used in the home and office delivery, decreased to $912,690 or 12%
of sales in 2004 from $949,389 or 12% of sales in 2003, a decrease of 3.9%.  The decrease  in this  segment is due in large part to the  decrease  in  dispensers purchased by customers and the competition  from markets  selling  dispensers in the retail  outlets.  In addition,  the decrease is due to the decrease in usage per customer as customers are subsidizing their usage with products purchased at the retail  level.  The Company  continues  to rent  dispensers  to the home and office  delivery  accounts.  In  addition,  during 2004 the Company  added a new filter division to meet the changing demands of certain  customers.  The Company continues to pursue new accounts for this market. Currently, the filter division has annual rental of approximately $25,000.

Sales  of the  Company's  PET  products  (.5  liter,  24 oz and 1  liter  sizes)
represented  17.6% of sales for 2004 and  18.0% of sales for 2003 or  $1,353,097 and $1,427,797,  respectively. This represented a decrease of 5.2%. The decrease in the PET revenue is due to the inability of the Company to compete effectively with  respect to pricing,  as  intensified  competition  from  larger  companies continues to drive retail prices downward. Total unit sales for the PET products decreased 3% from the 2003 to 2004. The Company's gallon size products were 9.2%
of sales or $706,937 in 2004  compared to $799,694 in 2003, a decrease of 11.6%.
The decrease in revenues of the gallon sized  package is  attributable  to a 17%
decrease in unit volume but with a slightly higher average selling price.

Gross Profit/Cost of Goods Sold

Cost of goods  sold for 2004 were  $1,179,304,  or 15.4% of sales,  compared  to
$1,411,590 or 17.8% of sales for 2003.  The decrease in cost of goods sold, as a percentage of sales,  compared to the prior year is attributable to the decrease in sales of the smaller retail products.  The smaller products cost more because the products require more material, therefore a drop in volume of those products produces  a drop in the  overall  cost of goods.  The home and  office  products require  lower  bottling  costs  because  of the  larger  sizes and  re-fillable bottles.

Gross profit increased from $6,503,520,  or 82.2% of sales in 2003 to $6,490,122 or 84.6% of sales for 2004. Overall,  gross profit decreased 0.2% from the prior year.  The  increase in gross  profit as a percent of sales is due to  increased average  sales prices of the products with greater gross margins and the drop in volume of products  with the lowest gross  margins  combined  with lower cost of goods.

Operating Expenses

Total  operating  expenses  increased to $6,432,552  in 2004 from  $6,225,620 in
2003,  an  increase  of  $206,932,  or 3.3%.  Of the total  operating  expenses, salaries and related expenses  decreased 0.6% to $2,979,159 in 2004, or 38.8% of sales,  from $2,996,145 in 2003, or 37.9% of sales. The Company has maintained a stable workforce and continues to work towards  increasing the level of new Home
& Office delivery accounts needed to produce the desired gain in total accounts, net of  customers  terminating  service.  The  decrease in salaries  and related expenses  was  not as much as the  decrease  in  sales  due to the  addition  of positions  related to water delivery for the retail accounts and the addition of the filter department.

Administrative  and  general  expenses  increased  15.8% for 2004.  One area the
Company has  experienced  an increase was in cost for  insurance.  The Company's cost for insurance has increased 28% in 2004 compared to the previous year. Also the Company's  property taxes  increased 31% from 2003 to 2004. The Company also experienced  increased  expenses related to drought  conditions and water rights primarily  for legal  fees and  engineering  work.  Due to the  downturn  in the economy  during the fiscal year ended  2004,  the Company had an increase in bad debts from less than 1% during  2003 to just over 1% during  2004.  Repairs  and maintenance  expenses  also  increased  due to  the  increased  requirements  of servicing the locations in Eldorado Springs and Louisville.

Delivery  expenses  increased  20.5%  for  2004.  This  increase  is  due to the increased need for additional  leased vehicles for the home and office delivery.
The need for additional vehicles occurred during the summer months. In addition, the  Company  has added  vehicles  to the fleet in order to  service  the larger retail chains directly.

Advertising  and  promotion  expenses  decreased  11.6% for 2004 compared to the previous year. For 2004,  advertising and promotion  expenses were 8.7% of sales compared to 9.6% of sales for 2003.  The  decrease is  primarily  related to the increase in sales  volume and greater  selectivity  in choosing  which venues to advertise.  Given the  competitive  nature of the bottled  water  industry,  the
Company  anticipates that it will continue to spend  significant  amounts in the future for  advertising  and  promotion  as it  continues to promote and develop brand recognition and increase market penetration.

Depreciation  and  amortization  decreased  2.9%  for  2003.   Depreciation  and
amortization  for  2004  and 2003 was  7.2% of  sales.  The  Company's  need for additional equipment has decreased and some equipment has reached the end of its life.

Interest, Taxes and Other Expenses

Interest  expense  decreased 15% to $206,644 in 2004, from $243,027 in 2003. The decrease in interest is due to the declining interest rates on the variable rate notes owed by the Company.

The Company had a net loss before taxes of $118,715 for fiscal 2004  compared to net income  before  taxes of $64,896  for fiscal  2003.  The net loss in taxable income resulted in a decrease in income tax expense from 2003 to 2004.

The Company had a net loss after taxes of $85,446 in 2004 compared to net income of $43,651 in 2003 or a decrease of $129,097. The Company recorded a tax benefit of $33,269 for 2004 compared to tax expenses of $21,245 for 2003.

Liquidity and Capital Resources

Trade accounts receivable for the year ended March 31, 2004 were 5% less than at year ended March 31, 2003.  This resulted from the 3.1% decrease in revenues for the year ended  March 31, 2004 and the  increased  expense  associated  with bad
debts  due  to  declining  economic  conditions.   Days  sales  outstanding  was
approximately 37 days for March 31, 2004 and 40 days for March 31, 2003.

Cash flows from  operating  activities  had a net inflow of  $437,912.  The cash provided  from  operating  activities  represents a decrease of $76,341 from the prior year.  The decrease in cash flow from  operations  is primarily due to the decrease in operating  income.  The largest  reconciling item between net income and  net  cash  flow  from  operations  was the  $551,853  of  depreciation  and amortization.

Cash flows from investing activities resulted in a net outflow of $244,997. This total represents  expenditures on equipment,  principally electric water coolers that are rented to delivery customers.

Cash flows from financing activities resulted in a net outflow of $188,430.  The
Company made  payments on long term debt of $288,430 and received  $100,000 from the outstanding line of credit.

The Company's cash balance at March 31, 2004 increased by a net amount of $4,485 from March 31, 2003.  Because of the net cash  provided by operating  activities the Company was able to utilize cash in other areas,  primarily  the payments on long-term debt and purchases of equipment.

The Company is in compliance with its financial covenants for its long-term debt agreements  with U.S Bank and the Bank of Cherry Creek.  The Company has line of credit with the Bank of Cherry Creek for $500,000. The line of credit is due for renewal on June 30, 2004. Management believes the line of credit will be renewed
when  due.  The  Company  has  no  other   material   commitments   for  capital
expenditures.

During the year ended March 31, 2002,  the Company  entered into an agreement to sell certain parcels of real estate to two senior  executives of the Company for a total of $900,000.  The Company  received cash from the sale of $500,000.  The
Company also provided 60 month carry back financing on $400,000 with interest at
7.5% that has been  recorded  as notes  receivable  related  party and  includes
$65,290 of accrued  interest  at March 31,  2004.  The  collateral  on the notes receivable  included  a junior  deed of trust on the  properties  and  shares of common  stock.  During the year ended  March 31,  2003,  the Board of  Directors determined  that 250,000  shares of common  stock of the Company was  sufficient collateral and released the junior deed of trust on the properties. During 2002, the Company  recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note.

In July 2001,  when the Board of Directors  authorized the  aforementioned  real estate transactions, the Company also authorized the sale of certain real estate at the then fair value to another officer of the Company. Because of county land approval  processes and associated  delays, the officer's option to purchase the real estate has been extended through September 26, 2007.

On May 19, 1998,  the Company  registered  875,000 shares of common stock of the company  pursuant to the 1997 stock option plan. The plan provides for the grant of stock options to employees,  directors and consultants of the company.  As of
March 31, 2004,  589,500  options were  outstanding,  of which 535,500 are fully vested and exercisable.

Other Recent Accounting Developments

In December 2003, the FASB issued FASB Interpretation  Number 46-R ("FIN 46-R"),
Consolidation of Variable  Interest  Entities.  FIN 46-R, which modifies certain provisions  and  effective  dates of FIN 46,  sets forth  criteria to be used in determining  whether an  investment  in a  variable  interest  entity  should be consolidated.  These  provisions  are  based on the  general  premise  that if a company controls another entity through  interests other than voting  interests, that company should consolidate the controlled entity. The Company believes that there are  currently  no material  arrangements  that meet the  definition  of a variable interest entity which would require consolidation.

In May 2003,  SFAS 150,  "Accounting  for  Certain  Financial  Instruments  with
Characteristics  of both  Liabilities  and Equity",  was issued.  This Statement establishes  standards  for  how  an  issuer  classifies  and  measures  certain financial  instruments with  characteristics  of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some  circumstances).  Many of those  instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise,  that is mandatorily redeemable,  i.e., that embodies  an  unconditional  obligation  requiring  the  issuer  to redeem it by transferring its shares or assets at a specified or determinable date (or dates)
or upon an event that is certain to occur, must be classified as a liability (or asset in some  circumstances).  In some cases,  a financial  instrument  that is conditionally  redeemable  may  also be  subject  to the  same  treatment.  This
Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this
Statement is effective for financial  instruments entered into or modified after
May 31, 2003.  The adoption of SFAS 150 does not affect the Company's  financial position or results of operations.

On March 31, 2004, the FASB issued an Exposure Draft,  Share-Based  Payment,  an
Amendment  of FASB  Statements  No. 123 and 95. The  Exposure  Draft  covers the accounting for  transactions in which an enterprise  pays for employee  services with share-based  payments including employee stock options.  Under the Exposure
Draft, all share-based  payments would be treated as other forms of compensation by  recognizing  the related costs  generally  measured as the fair value at the date of grant in the income statement.

Item 7.  Financial Statements.
------   --------------------

                              ELDORADO ARTESIAN SPRINGS, INC.

                                     Table of Contents
                                     -----------------

Independent Auditors' Report

Financial Statements

      Balance Sheet

      Statements of Operations

      Statement of Changes in Stockholders' Equity

      Statements of Cash Flows

Notes to Financial Statements

                                INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Eldorado Artesian Springs, Inc.
Eldorado Springs, Colorado

We have audited the  accompanying  balance sheet of Eldorado  Artesian  Springs,
Inc. as of March 31, 2004, and the related statements of operations,  changes in stockholders' equity and cash flows for the years ended March 31, 2004 and 2003.
These financial  statements are the responsibility of the Company's  management.
Our responsibility is to express an opinion on these financial  statements based on our audits.

We conducted our audits in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Eldorado Artesian Springs, Inc.
as of March 31, 2004,  and the results of its  operations and its cash flows for the years ended March 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

                                             Ehrhardt Keefe Steiner & Hottman PC

May 20, 2004
Denver, Colorado

                              ELDORADO ARTESIAN SPRINGS, INC.
                                       Balance Sheet
                                       March 31, 2004

                                           Assets
Current assets
  Cash                                                                 $     153,639
  Accounts receivable - trade, net                                           785,949
  Accounts receivable - other                                                 18,207
  Inventories                                                                219,767
  Prepaid expenses                                                            37,048
  Deferred tax asset                                                          35,725
                                                                       -------------
      Total current assets                                                 1,250,335
                                                                       -------------

Non-current assets
  Property, plant and equipment, net                                       4,835,269
  Notes receivable, related party                                            465,290
  Water rights, net                                                           88,064
  Deposits                                                                    41,205
  Other, net                                                                  81,454
                                                                       -------------
      Total non-current assets                                             5,511,282
                                                                       -------------

Total assets                                                           $   6,761,617
                                                                       =============

                            Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                                     $     305,441
  Accrued expenses                                                           357,456
  Customer deposits                                                           71,970
  Line of credit                                                             100,000
  Current portion of capital lease obligations                               110,006
  Current portion of long-term debt                                          150,900
                                                                       -------------
      Total current liabilities                                            1,095,773
                                                                       -------------

Non-current liabilities
  Long term debt, less current portion                                     3,348,801
  Capital lease obligations, less
    current portion                                                           27,704
  Deferred tax liability                                                     229,407
  Deferred gain on the sale of real estate                                   357,544
                                                                       -------------
      Total non-current liabilities                                        3,963,456
                                                                       -------------
      Total liabilities                                                    5,059,229
                                                                       -------------

Commitments and contingency

Stockholders' equity
  Preferred stock, par value $.001 per share;
   10,000,000 shares authorized; 0  shares
   issued and outstanding                                                         -
  Common stock, par value $.001 per share;
   50,000,000 shares authorized; 2,995,495 shares
   issued and outstanding                                                      2,995
  Additional paid-in capital                                                 984,656
  Retained earnings                                                          714,737
                                                                       -------------
      Total stockholders' equity                                           1,702,388
                                                                       -------------

Total liabilities and stockholders' equity                             $   6,761,617
                                                                       =============

                             See notes to financial statements.

                              ELDORADO ARTESIAN SPRINGS, INC.

                                  Statements of Operations

                                                              For the Years Ended
                                                                   March 31,
                                                         ---------------------------
                                                              2004          2003
                                                         -------------  -------------

Revenues
  Water and related                                      $   7,574,670 $   7,804,857
  Rentals                                                       11,900         4,129
  Pool                                                          82,856       106,124
                                                         ------------- -------------
      Total revenues                                         7,669,426     7,915,110

Cost of goods sold                                           1,179,304     1,411,590
                                                         ------------- -------------

Gross profit                                                 6,490,122     6,503,520
                                                         ------------- -------------

Operating expenses
  Salaries and related                                       2,979,159     2,996,145
  Administrative and general                                 1,497,019     1,293,233
  Delivery                                                     734,269       609,388
  Advertising and promotions                                   670,253       758,522
  Depreciation and amortization                                551,852       568,332
                                                         ------------- -------------
      Total operating expenses                               6,432,552     6,225,620
                                                         ------------- -------------

Income from operations                                          57,570       277,900
                                                         ------------- -------------

Other income (expense)
  Interest income                                               30,359        30,023
  Interest expense                                            (206,644)     (243,027)
                                                         ------------- -------------
      Total other income (expense)                            (176,285)     (213,004)
                                                         ------------- -------------

(Loss) income before income taxes                             (118,715)        64,896
                                                         ------------- -------------

Income tax benefit (expense)
  Current                                                        7,362       (60,329)
  Deferred                                                      25,907        39,084
                                                         ------------- -------------
      Total income tax benefit (expense)                        33,269       (21,245)
                                                         ------------- -------------

Net (loss) income available to common shareholders       $     (85,446)$      43,651
                                                         ============= =============

Basic weighted average common shares outstanding             2,995,495     2,995,495
                                                         ============= =============

Basic (loss) income per common share                     $      (0.03) $        0.01
                                                         ============= =============

Diluted weighted average common shares outstanding           2,995,495     2,995,495
                                                         ============= =============

Diluted (loss) income per common share                   $      (0.03) $        0.01
                                                         ============= =============

                             See notes to financial statements.

                              ELDORADO ARTESIAN SPRINGS, INC.

                        Statement of Changes in Stockholders' Equity
                        For the Years Ended March 31, 2004 and 2003

                               Common Stock       Additional                Total
                         ------------------------   Paid-in    Retained  Stockholders'
                            Shares      Amount      Capital    Earnings     Equity
                         -----------------------------------------------------------

Balance - March 31, 2002   2,995,495  $    2,995 $   984,656  $  756,532   $1,744,183

Net income                        -           -           -       43,651       43,651
                         ------------------------------------------------------------

Balance - March 31, 2003   2,995,495       2,995     984,656     800,183    1,787,834

Net loss                          -           -           -     (85,446)      (85,446)
                         ------------------------------------------------------------

Balance - March 31, 2004
                           2,995,495 $     2,995 $   984,656 $   714,737   $1,702,388
                         ============================================================

                       See notes to financial statements.

                               ELDORADO ARTESIAN SPRINGS, INC.

                                  Statements of Cash Flows

                                                              For the Years Ended
                                                                   March 31,
                                                         ---------------------------
                                                              2004          2003
                                                         ------------- -------------
Cash flows from operating activities
  Net (loss) income                                      $    (85,446) $      43,651
                                                         ------------- -------------
  Adjustments to reconcile net (loss) income to
   net cash provided by operating activities
   Depreciation and amortization                               551,853       568,332
   Accrued interest on related party note receivable          (30,000)      (30,000)
   Deferred income taxes                                      (25,907)      (39,084)
   Changes in assets and liabilities
     Accounts receivable                                        35,168      (54,315)
     Inventories                                                12,436      (31,629)
     Prepaid expenses                                              784       (6,602)
     Deposits                                                        -      (18,294)
     Accounts payable                                         (62,841)        40,209
     Accrued expenses                                           98,478        51,699
     Income taxes payable                                     (58,807)      (25,566)
     Customer deposits                                           2,194        15,852
                                                         ------------- -------------
                                                               523,358       470,602
                                                         ------------- -------------
      Net cash provided by operating activities                437,912       514,253
                                                         ------------- -------------

Cash flows from investing activities
  Purchase of property, plant and equipment                  (244,997)     (128,533)
  Interest payments received on notes receivable -
   related party                                                    -         12,210
                                                         ------------- -------------
      Net cash used in investing activities                  (244,997)     (116,323)
                                                         ------------- -------------

Cash flows from financing activities
  Net proceeds from line of credit                             100,000             -
  Payments on long-term obligations                          (288,430)     (328,535)
                                                         ------------- -------------
      Net cash used in financing activities                  (188,430)     (328,535)
                                                         ------------- -------------

Net increase in cash                                             4,485        69,395

Cash - beginning of year                                       149,154        79,759
                                                         ------------- -------------

Cash - end of year                                       $     153,639 $     149,154
                                                         ============= =============

Supplemental disclosure of cash flow information

      Cash paid during the year for interest was $206,644 (2004) and $243,027 (2003).

      Cash paid during the year for income taxes was $60,018 (2004) and $84,373 (2003).

Supplemental disclosure of non-cash activity:

      During 2003, equipment was acquired through capital leases of  $187,507.

                       See notes to financial statements.

                        ELDORADO ARTISIAN SPRINGS, INC.

                         Notes to Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Eldorado  Artesian  Springs,  Inc., (the "Company"),  is a Colorado  corporation which  primarily  sells bottled  Artesian  spring water from springs  located in
Eldorado Springs,  Colorado and rents water  dispensers.  The Company also rents housing,  and during the summer months,  it operates a natural  Artesian  spring pool. The Company grants credit to its customers,  substantially  all of who are located in Colorado. The Company's bottling and distribution facility is located in Louisville, Colorado.

Concentrations of Credit Risk

The Company  maintains  cash in bank  accounts  that may, at times,  exceed FDIC insurance limits.  Financial instruments  potentially  subjecting the Company to concentrations  of credit risk  consist  primarily of accounts  receivable.  The
Company grants credit to customers  located  primarily in Colorado.  The Company periodically  performs credit  analysis and monitors the financial  condition of its customers in order to minimize credit risk.

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

Accounts Receivable

The Company extends  unsecured credit to its customers in the ordinary course of business.  At the time the  accounts  receivable  are  originated.  The  Company considers a reserve for doubtful accounts based on the  creditworthiness  of the customer.  The provision for uncollectible  amounts is continually  reviewed and adjusted to  maintain  the  allowance  at a level  considered  adequate to cover future  losses.  The allowance is  management's  best estimate of  uncollectible amounts and is determined based on historical performance that is tracked by the
Company on an ongoing basis.

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

                                                             For the Years Ended
                                                                   March 31,
                                                         --------------------------
                                                             2004         2003
                                                         --------------------------

Net (loss) income - as reported                          $   (85,446) $      43,651
Net (loss) income - pro forma                            $   (94,659) $    (48,432)
Basic (loss) income per common share - as reported       $      (.03) $         .01
Basic (loss) income per common share - pro forma         $      (.03) $       (.02)
Diluted (loss) income per common share - as reported     $      (.03) $         .01
Diluted loss per common share - proforma                 $      (.03) $       (.02)

The  fair  value  of each  option  grant  is  estimated  on the  date  of  grant  using  the
Black-Scholes option-pricing model with the following weighted-average assumptions used:

                                                            For the Years Ended
                                                                  March 31,
                                                         -------------------------
                                                              2004          2003
                                                         -------------------------

Approximate risk free rate                                    4%            4%
Average expected life                                      10 years      10 years
Dividend yield                                                0%            0%
Volatility                                                    1%            1%
Estimated fair value of total options granted               $9,213        $92,083

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

Fair Value of Financial Instruments

The  carrying  amounts of financial  instruments  including  cash,  receivables, accounts  payable and accrued expenses  approximated  fair value as of March 31,
2004 because of the relatively short maturity of these instruments.

The carrying  amounts of notes receivable and long-term debt  approximates  fair value  as of  March  31,  2004  because  interest  rates  on  these  instruments approximate market interest rates.

Revenue Recognition

Revenue is  recognized  on the sale of products as customer  shipments are made.
Returns  are  recognized  when  the  product  is  received.  Rental  revenue  is recognized on a monthly basis upon commencement of the lease agreement.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expense for the years ended March 31, 2004 and 2003 were $670,253 and $758,522, respectively.

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

Reclassifications

Certain  amounts in the 2003  financial  statements  have been  reclassified  to conform to the 2004 presentation.

Recently Issued Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation  Number 46-R ("FIN 46-R"),
Consolidation of Variable  Interest  Entities.  FIN 46-R, which modifies certain provisions  and  effective  dates of FIN 46,  sets forth  criteria to be used in determining  whether an  investment  in a  variable  interest  entity  should be consolidated.  These  provisions  are  based on the  general  premise  that if a company controls another entity through  interests other than voting  interests, that company should consolidate the controlled entity. The Company believes that there are  currently  no material  arrangements  that meet the  definition  of a variable interest entity which would require consolidation.

In May 2003,  SFAS 150,  "Accounting  for  Certain  Financial  Instruments  with
Characteristics  of both  Liabilities  and Equity",  was issued.  This Statement establishes  standards  for  how  an  issuer  classifies  and  measures  certain financial  instruments with  characteristics  of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some  circumstances).  Many of those  instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise,  that is mandatorily redeemable,  i.e., that embodies  an  unconditional  obligation  requiring  the  issuer  to redeem it by transferring its shares or assets at a specified or determinable date (or dates)
or upon an event that is certain to occur, must be classified as a liability (or asset in some  circumstances).  In some cases,  a financial  instrument  that is conditionally  redeemable  may  also be  subject  to the  same  treatment.  This
Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this
Statement is effective for financial  instruments entered into or modified after
May 31, 2003.  The adoption of SFAS 150 does not affect the Company's  financial position or results of operations.

On March 31, 2004, the FASB issued an Exposure Draft,  Share-Based  Payment,  an
Amendment  of FASB  Statements  No. 123 and 95. The  Exposure  Draft  covers the accounting for  transactions in which an enterprise  pays for employee  services with share-based  payments including employee stock options.  Under the Exposure
Draft, all share-based  payments would be treated as other forms of compensation by  recognizing  the related costs  generally  measured as the fair value at the date of grant in the income statement.

Note 2 - Balance Sheet Disclosures

Accounts receivable consist of the following at March 31, 2004:

Accounts receivable
  Accounts receivable                                    $     865,949
  Allowance for doubtful accounts                             (80,000)
                                                         -------------

                                                         $     785,949
                                                         =============

Property, plant and equipment consist of the following at March 31, 2004:

Property, plant and equipment
  Land                                                   $   1,000,263
  Buildings and improvements                                 3,904,381
  Machinery and equipment                                    3,464,579
  Office furniture and fixtures                                308,856
                                                         -------------
                                                             8,678,079
  Less accumulated depreciation and amortization           (3,842,810)
                                                         -------------

                                                         $   4,835,269
                                                         =============

Water rights consist of the following at March 31, 2004:

Water rights                                             $     179,500
Less accumulated amortization                                 (91,436)
                                                         -------------

                                                         $      88,064
                                                         =============

Other assets consist of the following at March 31, 2004:

Other assets
  Customer lists, loan fees and other                    $     134,182
  Accumulated amortization                                    (52,728)
                                                         -------------

                                                         $      81,454
                                                         =============

Accrued expenses consist of the following at March 31, 2004:

Accrued expenses
  Accrued payroll and taxes                              $     126,049
  Accrued property taxes                                       146,046
  Accrued sales taxes                                           85,361
                                                         -------------

                                                         $     357,456
                                                         =============

Note 3 - Sale of Real Estate

During the year ended March 31, 2002,  the Company  entered into an agreement to sell certain parcels of real estate to two senior  executives of the Company for a total of $900,000.  The Company  received cash from the sale of $500,000.  The
Company also provided 60 month carry back financing of $400,000 with interest at
7.5% that has been  recorded  as notes  receivable  related  party and  includes
$65,290 of accrued  interest  at March 31,  2004.  The  collateral  on the notes receivable  included  a junior  deed of trust on the  properties  and  shares of common  stock.  During the year ended  March 31,  2003,  the Board of  Directors determined  that 250,000  shares of common  stock of the Company was  sufficient collateral and released the junior deed of trust on the properties. During 2002, the Company  recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note.

In July 2001,  when the Board of Directors  authorized the  aforementioned  real estate transactions, the Company also authorized the sale of certain real estate at the then fair value to another officer of the Company. Because of county land approval  processes and associate  delays,  the officer's option to purchase the real estate has been extended through September 26, 2007.

Note 4 - Line of Credit

The  Company  has a bank line of  credit  that  provides  for  borrowings  up to
$500,000  subject to  certain  borrowing  base  requirements,  requires  monthly interest  payments  calculated  at prime plus 0.5% (4.5% at March 31, 2004) with all unpaid  principal and interest due in June 2004.  The line includes  certain reporting  and  financial  covenants  and is  cross-collateralized  by  accounts receivable,  inventory  and  defined  real  property  and  guaranteed  by  three stockholders  and officers of the Company.  The outstanding  balance on the line was $100,000 at March 31, 2004.

Note 5 - Capital Leases

The Company has acquired  assets under the provisions of long-term  leases.  For financial reporting purposes, minimum lease payments relating to the assets have been  capitalized.  The leases  expire  between  April 2004 and  December  2005.
Amortization of the leased property is included in depreciation and amortization expense.

The assets under capital lease have cost and accumulated amortization as follows at March 31, 2004:

Cost                                                     $     341,563
Less accumulated amortization                                (190,903)
                                                         -------------

                                                         $     150,660
                                                         =============

Maturities of capital lease obligations are as follows:

Year Ending March 31,
---------------------

       2005                                              $     111,143
       2006                                                     37,141
                                                         -------------
       Total minimum lease payments                            148,284
       Amount representing interest                           (10,574)
                                                         -------------
       Present value of net minimum lease payments             137,710
       Less current portion                                  (110,006)
                                                         -------------

       Long-term capital lease obligations               $      27,704
                                                         =============

Note 6 - Long-Term Debt

Long-term debt is as follows at March 31, 2004:

Note  payable to a bank with  interest  at .75% over prime  (4.75% at
 March 31, 2004).  The note calls for monthly  principal and interest payments  of $8,189 and matures  August  2026.  Collateralized  by a second deed of trust on the  building  and land  purchased  with the proceeds and  guaranteed by the Small  Business  Administration  and three  stockholders  and  officers  of  the  Company.  The  note  is
 subject to certain restrictive covenants.                             $   1,347,531

Note  payable to a bank with  interest  at .75% over prime  (4.75% at
 March 31, 2004).  The note calls for monthly  principal and interest payments of $8,132 and matures  August 2026.  Collateralized  by the building and land  purchased  with the proceeds  and  guaranteed  by three  stockholders  and  officers  of  the  Company.  The  note  is
 subject to certain restrictive covenants.                                 1,347,459

Note payable to a bank with  interest at prime  adjusted  bi-annually
 (4.75% at March 31, 2004). The note calls for monthly  principal and interest  payments of $9,858 with all unpaid  principal and interest due June 2012.  Cross-collateralized  by substantially all assets of the Company and  guaranteed  by three  stockholders  and officers of
 the Company.                                                                804,711
                                                                       -------------
                                                                           3,499,701
      Less current portion                                                 (150,900)
                                                                       -------------

                                                                       $   3,348,801
                                                                       =============

Maturities of long-term obligations are as follows:

Year Ending March 31,
---------------------

        2005                                             $     150,900
        2006                                                   155,167
        2007                                                   162,882
        2008                                                   170,980
        2009                                                   183,582
        Thereafter                                           2,676,190
                                                         -------------

                                                         $   3,499,701
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

The net  current  and  long-term  deferred  tax  assets and  liabilities  in the accompanying balance sheet include the following at March 31, 2004:

Current deferred tax asset                               $      35,725
Current deferred tax liability                                      -
                                                         -------------

Net current deferred tax asset                           $      35,725
                                                         =============

Long-term deferred tax asset                             $          -
Long-term deferred tax liability                             (229,407)
                                                         -------------

Net long-term deferred tax liability                     $   (229,407)
                                                         =============

Temporary  differences  giving rise to the net  deferred  tax  liability  are as follows at March 31, 2004:

Allowance for doubtful accounts                          $      29,064
Property and equipment                                       (210,531)
Other assets                                                   (3,452)
Accrued compensation                                             6,661
Deferred gain                                                 (15,424)
                                                         -------------

                                                         $   (193,682)
                                                         =============

The  following is a  reconciliation  of the  statutory  federal  income tax rate applied to pre-tax  accounting  net income  compared to the income tax (expense)
benefit in the statements of operations:

                                                              For the Years Ended
                                                                   March 31,
                                                         ---------------------------
                                                              2004          2003
                                                         ---------------------------

Federal income taxes computed at statutory rate          $      43,129 $    (23,576)
State income taxes and other                                    (9,860)       2,331
                                                         ---------------------------

                                                         $      33,269 $    (21,245)
                                                         ===========================

Note 8 - Commitments

Operating Leases

The Company  leases  delivery  trucks,  vehicles,  equipment and property  under non-cancelable  operating leases. Rent expense for these leases was $547,123 and
$556,529 for the years ended March 31, 2004 and 2003, respectively.

Future minimum lease payments under these leases are approximately as follows:

Year Ending March 31,
---------------------

        2005                                             $     528,474
        2006                                                   334,585
        2007                                                   156,301
        2008                                                   126,816
        2009                                                    99,698
        Thereafter                                              41,286
                                                         -------------

                                                         $   1,287,160
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

The following table presents the activity for options outstanding:

                                                                          Weighted
                                                                           Average
                                                              Stock       Exercise
                                                             Options        Price
                                                         ---------------------------

Outstanding - March 31, 2002                                   570,500  $       2.86
      Granted                                                   18,000          2.00
      Forfeited/canceled                                        (4,000)         1.90
      Exercised                                                     -             -
                                                         ----------------------------

Outstanding - March 31, 2003                                   584,500          2.85
      Granted                                                   16,500          1.75
      Forfeited/canceled                                       (11,500)         1.90
      Exercised                                                     -             -
                                                         ----------------------------

Outstanding - March 31, 2004                                   589,500  $       2.81
                                                         ============================

The  following  table  presents  the  composition  of  options  outstanding  and exercisable:

                            Options Outstanding                 Options Exercisable
                         ----------------------- ----------- ----------------------
     Exercise Prices        Number      Price*       Life*      Number      Price*
-----------------------  ----------- ----------- ----------- ----------- ---------
      1.75                    23,500                     8.2      23,500
      2.00                    11,500                     8.1      11,500
      2.75                   489,500                     4.3     447,500
      3.88                    57,500                     6.1      45,500
      4.25                     7,500                     5.1       7,500
                         -----------             ----------- -----------

Total - March 31, 2004       589,500 $      2.81         4.7     535,500 $      2.81
                         =========== =========== =========== =========== ===========

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Warrants

In connection  with a private  placement  completed  during March 31, 1999,  the
Company issued warrants to purchase 30,000 and 250,000 shares of common stock at
$3.30 and $11.00 per share, respectively,  for a weighted average exercise price of $10.18. Both warrants expired on April 22, 2003.

Note 11 - Employee Benefit Plan

The  Company  has  adopted  a 401(k)  profit  sharing  plan  for its  employees.
Employees  become  eligible to  participate in the plan once they have completed one year of  service  and have  reached  21 years of age.  Contributions  by the
Company and employees vest  immediately.  The Company matches 100% of employees'
contributions  up to 3% of the employees gross pay. During the years ended March
31,  2004 and 2003,  the Company  matched  approximately  $40,000  and  $35,000, respectively. No discretionary profit sharing contributions were approved by the
Board of Directors for the years ended March 31, 2004 and 2003.

Note 12 - Subsequent Events

Subsequent to year-end, the Company granted options to purchase 13,000 shares of the Company's  common stock at an exercise  price of $1.75 (fair market value at the date of grant) to employees of the Company. All options were fully vested at the date of grant.

Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
Financial Disclosure.

There  have  been no  disagreements  between  the  Company  and its  independent accountants  on any matter of  accounting  principles  or practices or financial statement disclosure since the Company's inception.

Item 8A.  Controls and Procedures

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

                                                          Tenure as
             Name        Age         Position(s)           Officer
             ----        ---         -----------         or Director
                                                         -----------
      Douglas A. Larson*  49  President and Director       1986 to
                                                           present

      Kevin M. Sipple     48  Vice President,              1986 to
                              Secretary and Director       present

      Jeremy S. Martin    49  Vice President and           1986 to
                              Director                     present

      Robert E. Weidler   58  Vice President               1998 to
                                                           present

      Cathleen M.         34  Chief Financial Officer      1998 to
       Shoenfeld                                           present

      Kate Janssen        32  Vice President               2002 to
                                                           present

      George J. Schmitt*  72  Director                     1998 to
                                                           present

      Don P. Van Winkle*  47  Director                     1998 to
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

Item 10.  Executive Compensation.

In the fiscal  year ended  March 31, 2004 the  Company's  President,  Douglas A.
Larson,  received  compensation  of $112,688 plus other annual  compensation  of
$19,643.  Other  annual  compensation  includes  $9,363 for annual  health  care premiums,  $3,381 for a 3% match for all  contributions  to the 401(k)  plan and
$6,900 for a car allowance.  Kevin Sipple, Vice President received  compensation of $113,353 plus other annual compensation of $12,330. Other annual compensation includes  $2,399 for annual health care premiums,  $3,401 for a 3% match for all contributions to the 401(k) plan and $6,530 for a car allowance.  Jeremy Martin,
Vice President received  compensation of $113,652 plus other annual compensation of $13,323.  Other annual  compensation  includes  $2,399 for annual health care premiums,  $3,410 for a 3% match for all  contributions  to the 401(k)  plan and
$7,514 for a car allowance.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The  following  table sets forth  certain  data with respect to the only persons known by the Company to be the beneficial  owners of more than five percent (5%)
of the  outstanding  shares of common  stock of the Company as of March 31, 2004 and for all Officers and  Directors as a group.  The persons  indicated  are the sole beneficial owners of the stock and possess sole voting and investment power with respect to the shares indicated.

                                          Number of    Percent
 Name and Address of Beneficial Owners      Shares      Owned
----------------------------------------------------------------

 Kevin M. Sipple......................       763,674      25.5%
 43 Fowler Lane
 Eldorado Springs, CO 80025

Douglas A. Larson.....................       782,005(1)   26.1%
12 Baldwin Circle
Eldorado Springs, CO 80025

Jeremy S. Martin......................       771,060      25.7%
2707 - 4th Street
Boulder, CO 80302

George J. Schmitt.....................       100,000       3.3%
11 Castle Pines N.
Castle Rock, CO 80104

Don P. Van Winkle.....................        50,000       1.7%
4325 Clay Commons Court
Boulder, CO 80303

All Officers and Directors as a Group,     2,724,739      91.0%
8 persons.............................

(1)  Mr.  Larson's  shares  include  options  to buy 20,000  shares  held by Mr.
     Larson's spouse.

(2)  The shares owned by all officers and directors as a group  include  options to buy 258,000 shares,  of which 100,000 shares are held by Ms.  Shoenfeld,
     100,000 shares held by Mr. Weidler and 58,000 shares held by Ms. Janssen.

Item 12.  Certain Relationships and Related Transactions.

In August 2001, the Company entered into an agreement to sell certain parcels of real  estate  to two  Company  officers  for a total of  $900,000.  The  Company received  cash from the sale of  $500,000.  The Company  also  provided 60 month carry back  financing of $400,000  with  interest at 7.5% due annually  that has been recorded as notes  receivable  related  party.  The collateral on the notes receivable  included  a junior  deed of trust on the  properties  and  shares of common  stock.  During the year ended  March 31,  2003,  the Board of  Directors determined  that 250,000  shares of common  stock of the Company was  sufficient collateral  and  released the junior deed of trust on the  properties.  The note receivables  include  $65,290 of accrued  interest at March 31, 2004,  including
$30,000 of accrued  interest  from the year ended  March 31,  2003 and $5,290 of accrued interest from 2002.

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

10.4         Small Business Administration Note
             - U.S. Bank, August 21, 2001

10.5         U.S. Bank, August 21, 2001
             Deed of Trust

10.6         U.S. Small Business Administration
             Note - Bank of West August 21, 2001

10.7         Bank of West, August 21, 2001,
             Deed of Trust

10.8         Note receivable - Doug Larson

10.9         Doug Larson - Pledge agreement

10.10        Note receivable - Kevin Sipple

10.11        Kevin Sipple - Pledge agreement

     (b)  Reports on Form 8-K.
          -------------------

No report on Form 8-K was filed during the last quarter of the period covered by this report.

Item 14.  Principal Accountant Fees and Services.

The information required for this item is incorporate herein by reference to the
2004 Definitive Proxy Statement.

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

Dated: June 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is  signed  below by the  following  persons  on behalf  of the  Company  in the capacities and on the dates indicated.

     Name and Capacity                                              Date
     -----------------                                              ----

 /S/ Douglas A. Larson                                        June 29, 2004
----------------------------------------------
Douglas A. Larson, President
and Director

/S/ Kevin M. Sipple                                           June 29, 2004
-----------------------------------------------
Kevin M. Sipple, Vice-President,
Secretary and Director

/S/ Cathleen Shoenfeld                                        June 29, 2004
-------------------------------------------
Cathleen Shoenfeld, Chief Financial Officer

/S/ Jeremy S. Martin                                          June 29, 2004
------------------------------------------------
Jeremy S. Martin, Vice-President
and Director

/S/ George J. Schmitt                                         June 29, 2004
------------------------------------------------
George J. Schmitt, Director

/S/ Don P. Van Winkle                                         June 29, 2004
---------------------------------------------
Don P. Van Winkle, Director