Form 10QSB
period 2004-06-30
ELDORADO ARTESIAN SPRINGS INC
filed 2004-08-16
CIK 796124

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2004

Commission File Number: 00-18235

                         Eldorado Artesian Springs, Inc.
        (Exact name of registrant as specified in its charter as amended)

                  Colorado                                      84-0907853
(State or other jurisdiction of incorporation)       (IRS Employer Identification No.)
                                                             Or organization)

--------------------------------------------------------------------------------
 1783 Dogwood Street Louisville, Colorado                          80027
(Address of principal executive offices)                          (Zip Code)

--------------------------------------------------------------------------------
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

Yes      X   No _____
    --------

Number shares of common stock outstanding at the latest practicable date, August
13, 2004: 2,995,495.

Transitional Small Business Disclosure Format        Yes _____    No __X__
                                                                     -----

                         ELDORADO ARTESIAN SPRINGS, INC.

Part I - Financial Information

Item 1 - Financial Statements

Balance Sheets as of June 30, 2004 (Unaudited) and March 31, 2004

Unaudited Statements of Operations For the Three Months Ended June 30, 2004 and June 30, 2003

Unaudited Statements of Cash Flows For the Three Months Ended June 30, 2004 and June 30, 2003

Notes to Unaudited Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Controls and Procedures

Part II - Other Information

Signatures and Exhibit Index

                         ELDORADO ARTESIAN SPRINGS, INC.
                                 Balance Sheets

                                                                                      June 30,    March 31,
                                                                                        2004         2004
                                                                                     ----------   ----------
                                                                                    (Unaudited)
                                                               Assets
  Current assets
   Cash ..........................................................................   $  104,172   $  153,639
   Accounts receivable
       Trade, net ................................................................      808,610      785,949
       Other .....................................................................        9,768        9,634
   Inventories ...................................................................      195,151      219,767
   Prepaid expenses and other ....................................................       38,575       37,048
   Income tax receivable .........................................................       54,269        8,573
   Deferred tax asset ............................................................       35,725       35,725
                                                                                     ----------   ----------
               Total current assets ..............................................    1,246,270    1,250,335
                                                                                     ----------   ----------

Non-current assets
   Property, plant and equipment - net ...........................................    4,739,951    4,835,269
   Notes receivable - related party ..............................................      472,790      465,290
   Water rights - net ............................................................       86,942       88,064
   Deposits ......................................................................       41,205       41,205
   Other - net ...................................................................       80,730       81,454
                                                                                     ----------   ----------
               Total non-current assets ..........................................    5,421,618    5,511,282
                                                                                     ----------   ----------

Total ............................................................................   $6,667,888   $6,761,617
                                                                                     ==========   ==========

                                              Liabilities and Stockholders' Equity
Current liabilities
   Line of credit ................................................................   $  300,000   $  100,000
   Accounts payable ..............................................................      301,336      305,441
   Accrued expenses ..............................................................      221,817      357,456
   Customer deposits .............................................................       79,733       71,970
   Current portion of capital lease obligations ..................................      108,030      110,006
   Current portion of long-term debt .............................................      150,900      150,900
                                                                                     ----------   ----------
               Total current liabilities .........................................    1,161,816    1,095,773

Non-current liabilities
   Capital lease obligations, less current portion ...............................         --         27,704
   Long-term debt, less current portion ..........................................    3,303,898    3,348,801
   Deferred tax liability ........................................................      229,407      229,407
   Deferred gain on the sale of real estate ......................................      357,544      357,544
                                                                                     ----------   ----------
               Total non-current liabilities .....................................    3,890,849    3,963,456
                                                                                     ----------   ----------
               Total liabilities .................................................    5,052,665    5,059,229
                                                                                     ----------   ----------

Commitments and contingencies

Stockholders' equity
   Preferred stock, par value $.001 per share; 10,000,000 shares authorized;
     0 issued and outstanding ....................................................         --           --
   Common stock, par value $.001 per share; 50,000,000 shares authorized;
      2,995,495 issued and outstanding ...........................................        2,995        2,995
   Additional paid-in capital ....................................................      984,656      984,656
   Retained earnings .............................................................      627,572      714,737
                                                                                     ----------   ----------
                                                                                      1,615,223    1,702,388
                                                                                     ----------   ----------

Total ............................................................................   $6,667,888   $6,761,617
                                                                                     ==========   ==========

                       See note to financial statements.

                       See notes to financial statements.
                         ELDORADO ARTESIAN SPRINGS, INC.

                       Unaudited Statements of Operations

                                                For the Three Months Ended
                                                         June 30,
                                                --------------------------
                                                    2004          2003
                                                -----------    -----------

Revenue
   Water and related ........................   $ 1,968,166    $ 1,961,656
   Resort Operations ........................        21,053         21,241
                                                -----------    -----------
     Net revenue ............................     1,989,219      1,982,897

Cost of goods sold ..........................       282,754        329,766
                                                -----------    -----------

Gross profit ................................     1,706,465      1,653,131
                                                -----------    -----------

Operating expenses
   Salaries and related .....................       811,868        781,564
   Administrative and general ...............       425,146        344,082
   Delivery .................................       186,429        171,681
   Advertising and promotions ...............       233,420        226,819
   Depreciation and amortization ............       136,383        142,734
                                                -----------    -----------
                                                  1,793,246      1,666,880
                                                -----------    -----------

Operating loss ..............................       (86,781)       (13,749)
                                                -----------    -----------

Other income (expense)
   Interest income ..........................         7,527          7,501
   Interest expense .........................       (53,911)       (55,273)
                                                -----------    -----------
                                                    (46,384)       (47,772)
                                                -----------    -----------

Net loss before provision for income taxes ..      (133,165)       (61,521)

Provision for income taxes
   Current ..................................        46,000         21,000
   Deferred .................................          --             --
                                                -----------    -----------
                                                     46,000         21,000
                                                -----------    -----------

Net loss ....................................       (87,165)       (40,521)
                                                ===========    ===========

Basic and diluted loss per common share .....   $     (0.03)   $     (0.01)
                                                ===========    ===========

Weighted average number of shares outstanding     2,995,495      2,995,495
                                                ===========    ===========

                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                       Unaudited Statements of Cash Flows

                                                                                  Three Months Ended
                                                                                      June 30,
                                                                                ----------------------
                                                                                   2004        2003
                                                                                ---------    ---------
Cash flows from operating activities
   Net loss .................................................................   $ (87,165)   $ (40,521)
                                                                                ---------    ---------
   Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation and amortization ..........................................     136,383      142,734
     Accrued interest on related party note receivable ......................      (7,500)      (7,500)
        Income tax receivable ...............................................     (45,696)        --
     Changes in certain assets and liabilities
       Accounts receivable ..................................................     (22,661)     (54,358)
       Inventories ..........................................................      24,616       16,454
       Prepaid expenses and other ...........................................      (1,661)       6,676
           Accounts payable .................................................      (4,105)      27,004
       Accrued expenses .....................................................    (135,639)     (87,430)
       Customer deposits ....................................................       7,763        8,554
       Income taxes payable .................................................        --        (21,000)
                                                                                ---------    ---------
                                                                                  (48,500)      31,134
                                                                                ---------    ---------
         Net cash used in operating activities ..............................    (135,665)      (9,387)
                                                                                ---------    ---------

Cash flows from investing activities
   Purchases of property and equipment ......................................     (39,219)    (119,521)
                                                                                ---------    ---------
         Net cash flows used in investing activities ........................     (39,219)    (119,521)
                                                                                ---------    ---------

Cash flows from financing activities
   Payments on long-term obligations ........................................     (74,583)     (78,044)
   Proceeds on line of credit ...............................................     200,000      100,000
                                                                                ---------    ---------
         Net cash flows provided by financing activities ....................     125,417       21,956
                                                                                ---------    ---------

Net decrease in cash ........................................................     (49,467)    (106,952)

Cash-- beginning of period ..................................................     153,639      149,154
                                                                                ---------    ---------

Cash-- end of period ........................................................   $ 104,172    $  42,202
                                                                                =========    =========

Supplemental disclosures of cash flow information:
     Cash paid for  interest  for the three  months ended June 30, 2004 and June
     30, 2003 was $53,911 and $55,273 respectively.

                       See notes to financial statements.

                         ELDORADO ARTESIAN SPRINGS, INC.

                     Notes to Unaudited Financial Statements

Note 1 - Summary of Significant Accounting Policies

Interim Unaudited Financial Statements

The interim  financial  statements  are  unaudited  and reflect all  adjustments
(consisting only of normal recurring adjustments),  which are, in the opinion of management,  necessary for a fair  presentation  of the  financial  position and operating  results for the interim  periods.  The results of operations  for the three months ended June 30, 2004 and 2003 are not necessarily  indicative of the results  of the  entire  year.  The  financial  statements  included  herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form
10-KSB filing. These financial statements should be read in conjunction with the financial  statements  and notes thereto  contained in the Company's Form 10-KSB for the year ended March 31, 2004.

Reclassifications

Certain amounts in the prior period financial  statements have been reclassified to conform to the 2004 presentation.

Note 2 - Stockholders' Equity

Stock Option Plan

On May 1, 2004,  the  Company  granted  22,500  options to  employees  under the
Company's  1997 Stock  Option Plan to purchase  common stock at $2.00 per share, fair market value at the date of the grant.

Note 3 - Related Party Transactions

During the year ended March 31, 2002,  the Company  entered into an agreement to sell certain parcels of real estate to two senior  executives of the Company for a total of $900,000.  The Company  received cash from the sale of $500,000.  The
Company also provided 60 month carry back financing of $400,000 with interest at
7.5% due annually that has been recorded as notes  receivable  related party and includes  $72,790 of accrued  interest at June 30, 2004.  The  collateral on the notes receivable included a junior deed of trust on the properties and shares of common  stock.  During the year ended  March 31,  2003,  the Board of  Directors determined that the 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. During 2002, the Company  recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note.

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

In order to obtain the State  Engineer's  approval of a substitute  water supply plan ("SWSP"),  the Company entered into a temporary  agreement with the City of
Louisville.  In that  agreement,  the City of  Louisville  agreed  not to oppose approval of the SWSP through  October 31, 2004 provided that the Company pay the
City each  month at the rate of  $1,000.00  per  acre-foot  of water used by the
Company. The Agreement also provides that the Company and the City of Louisville will try to work  out the  terms  of  long-term  water  service  agreement.  The temporary  agreement was necessary  because during a portion of the time between the middle of May and October 31 of this year,  the Company has been and will be using  water  that  could  otherwise  be used by the  City  of  Louisville.  The estimated monthly payment to the City of Louisville under this agreement will be
$2,500.00;  and the total payment for the entire period through October 31, 2004 will be approximately  $10,000.00.  After, October 31, 2004, the Company will be using water under an Agreement with Farmers Reservoir and Irrigation  Company or will operate under a long-term agreement with the City of Louisville.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties that might adversely affect the
Company's  operating  results in the future in a  material  way.  Such risks and uncertainties include but are not limited to the following: availability of debt and equity financing, ability to purchase additional water rights, interest rate fluctuations,  effects of regional  economic  and market  conditions,  labor and marketing costs,  operating costs, packaging costs, intensity of competition and legal claims.

Overview

Eldorado  Artesian  Springs,  Inc. is a Colorado based company that is primarily involved in the bottling and marketing of natural  artesian  spring  water.  The spring is  located in the  foothills  of the  Colorado  Rocky  Mountains  and is surrounded  by thousands  of acres of state and city park land,  assuring a well protected source.  The water rises up through many layers of sandstone under its
own  artesian  pressure.   Currently,   Eldorado's  operations  consist  of  its
home/commercial  delivery  business  (5  and  3  gallon  bottles)  and  the  PET
(polyethylene   terephtalate,   a  premium  clear  plastic  container)  consumer
business.  The  Company  also owns and  operates a public  swimming  pool on its property  during  the  summer  months  and  rents  a  single-family  home on the property.

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

Results of Operations

Overview - Recent Trends

Net loss for the Company has  increased for the three months ended June 30, 2004 compared to the same period ended June 30, 2003. Much of the decline in net loss
has  been  due  to  an  increase  in  general   and   administrative   expenses.
Specifically,  the Company has experienced  increases in insurance costs as well as property tax expenses.  The downturn of the economy has had a negative effect on sales of the PET package sizes. Increased competition in the PET category has made  it  more  difficult  for the  Company  to  increase  sales  in the  retail environment.

While changes in the economy have affected revenue increases and net income, the
Company  has not changed  current  objectives  of growing  sales in the home and office delivery as well as the PET packages.

Revenues

Revenues for the three months  ended June 30, 2004 were  $1,989,219  compared to
$1,982,897 for the same period ended June 30, 2003, an increase of 0.3%.

Five and three gallon product sales  increased  slightly from $1,150,316 for the fiscal period ending June 30, 2003 to $1,151,558,  an increase of $1,242 or 0.1%
for the three months  ended June 30, 2004  compared to the same period of fiscal
2003.  Five and three gallon product sales account for 57.8% of revenues.  There was only a slight  change  in the  number  of active  accounts  indicating  that customers  were  consuming  less water per account  during first three months of fiscal  2005  compared  to the same  three  months  of  fiscal  2004.  Rental of equipment  used in the home and  office  delivery  decreased  3.7% for the three months ended June 30, 2004.

Sales of the  one-gallon  products were 11.2% of sales or $222,505 for the three months June 30, 2004 compared to $166,810 for the same period of fiscal 2004, an increase of 33.4%.  The  increase in the sales of the  one-gallon  products is a result of the  increased  promotions  in many of the retail stores for this size product.

Sales of the PET products (.5 liter,  24oz and 1 liter sizes) decreased  $52,822 from $428,880 for the three months ended June 30, 2003 to $376,058 for the three months  ended June 30, 2004, a decrease of 12.3%.  PET  products  accounted  for
18.9% of revenues  for the three  months  ended June 30,  2004.  The decrease in sales  of the PET  products  is due to the  increased  competition  from  larger companies with more substantial budgets for use in the retail markets.

Cost of Goods Sold and Gross Profit

For the  three  months  ended  June 30,  2004  cost of goods  sold was  $282,754 compared to $329,766 for the same period ended June 30,  2003.  Resulting  gross profit was 85.8% of revenues for the three  months ended June 30, 2004  compared with a gross  profit of 83.4% for the three  months  ended  June 30,  2003.  The decrease in cost of goods sold and the resulting increase in gross profit is due to the  change in the  product  mix being sold as well as  decreases  in cost of certain raw materials.

Operating Expenses

Total operating expenses for the three months ended June 30, 2004 increased 7.6%
to $1,793,246 from $1,666,880 for the same period of fiscal 2003.

Salaries and Related Expenses

Salaries and related expenses increased 3.9% for the three months ended June 30,
2004.  Salaries  and related  expenses  were  $811,868 or 40.8% of sales for the three months ended June 30, 2004  compared to $781,564 or 39.4% of sales for the same period ended June 30, 2003.  The increase in salaries and related  expenses is due to the increase in wages  involved in obtaining and  maintaining  new and existing customers.

General and Administrative Expenses

General and  administrative  expenses  for the three  months ended June 30, 2004 increased  23.6% to $425,146  from  $344,082  for the same period ended June 30,
2003.  The  increase  in  general  and  administrative  expenses  is  due  to  a combination of increases in insurance,  bad debts, property taxes and consulting fees associated with the property in Eldorado Springs and water rights. Combined these  costs  account  for  about  60%  of  the  increase  in  the  general  and administrative expense category.

Advertising and Promotions

For the three months ended June 30, 2004  advertising and  promotional  expenses were  $233,420 or 11.7% of sales  compared to $226,819 or 11.4% of sales for the three  months ended June 30, 2003 an increase of 2.9%.  Management  expects that advertising  and  promotional  expenses will remain at the  historical  level of approximately  10% of  annual  sales in order to  continue  to  increase  market penetration and brand awareness.

Delivery Expenses

Delivery  expenses  increased  8.6% to  $186,429  or 9.4% of sales for the three months  ended June 30,  2004  compared to $171,681 or 8.7% of sales for the same period  ended June 30, 2003.  Delivery  costs  fluctuate  due to the increase in revenues and the costs  associated  with the  operation of  additional  delivery
vehicles  including  insurance,   service,  and  operational  expenses.   Recent
increases  in fuel  expenses  have  contributed  to the  increase  in the  total delivery expenses.

Depreciation and Amortization

Depreciation and amortization decreased 4.4% for the three months ended June 30,
2004. Depreciation and amortization expenses for the three months ended June 30,
2004 were 6.9% of sales  compared  to 7.2% of sales for the three  months  ended
June 30, 2003.

Interest Expense

Interest  expense for the three  months  ended June 30, 2004  decreased  2.5% to
$53,911 from $55,273 for the three months ended June 30, 2003. This decrease was due to lower principal balances on the notes outstanding.

Net Loss

Eldorado's  net loss for the  first  three  months of  fiscal  2004 was  $87,165 compared to a net loss of $40,521 for the three months ended June 30, 2003.

Liquidity and Capital Resources

Trade accounts  receivable for the three months ended June 30, 2004 were 3% more than at the year ended March 31, 2004. Days sales  outstanding was approximately
37 days at June 30, 2004 versus approximately 41 days at June 30, 2003.

Cash flow used by  operating  activities  had a net outflow of $135,665  for the three  months  ended June 30, 2004 as compared to cash outflow of $9,387 for the three months  ended June 30,  2003, a decrease of $126,278.  The increase in the net  outflow  from  operating  activities  was a result of  increase in net loss during the three  months ended June 30,  2004.  In addition,  the company had an increase in cash outflow due to the decrease in accrued expenses and increase in prepaid  expenses for the three months ended June 30, 2004  compared to the same period ended June 30, 2003.

Cash  flow  used in  investing  activities  for the  purchase  of  property  and equipment  resulted in a net outflow of $39,219 for the three  months ended June
30, 2004  compared to a net outflow of $119,521  for the same period  ended June
30, 2003.

Cash flow provided by financing activities resulted in a cash inflow of $125,417 for the three months ended June 30, 2004. The Company received  proceeds from an available  line of credit  for  $200,000.  The  Company  also made  payments  on long-term  obligations  totaling $74,583. The Company's cash balance at June 30,
2004 decreased by $49,467 from March 31, 2004.

The Company has a line of credit with Affiliated National Bank for $500,000. The line of credit is due for renewal in August  2004.  The Company is  currently in the process of renewing the line of credit and  management  believes the line of credit  will be  renewed.  The Company  has no other  material  commitments  for capital expenditures.

On May 19, 1998,  the Company  registered  875,000 shares of common stock of the
Company  pursuant to the 1997 stock option plan. The plan provides for the grant of stock options to employees,  directors and consultants of the Company.  As of
June 30, 2004,  612,000  options were  outstanding,  of which  568,500 are fully vested.  All of the options were granted at an option price representing 100% of the fair  market  value on the date of the grant as  determined  by the Board of
Directors.

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

In order to obtain the State  Engineer's  approval of a substitute  water supply plan ("SWSP"),  the Company entered into a temporary  agreement with the City of
Louisville.  In that  agreement,  the City of  Louisville  agreed  not to oppose approval of the SWSP through  October 31, 2004 provided that the Company pay the
City each  month at the rate of  $1000.00  per  acre-foot  of water  used by the
Company. The Agreement also provides that the Company and the City of Louisville will try to work  out the  terms  of  long-term  water  service  agreement.  The temporary  agreement was necessary  because during a portion of the time between the middle of May and October 31 of this year,  the Company has been and will be using  water  that  could  otherwise  be used by the  City  of  Louisville.  The estimated monthly payment to the City of Louisville under this agreement will be
$2500.00;  and the total payment for the entire period through  October 31, 2004 will be approximately  $10,000.00.  After, October 31, 2004, the Company will be using water under an Agreement with Farmers Reservoir and Irrigation  Company or will operate under a long-term agreement with the City of Louisville.

Item 3: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure  Controls and  Procedures.  The Company,  under the supervision  of the chief  executive  and  financial  officer,  has conducted an evaluation  of the  effectiveness  of the design and  operation of the Company's disclosure  controls and  procedures as of the end of the period covered in this quarterly  report.  Based  upon the  results  of this  evaluation,  the  Company believes that it maintains  adequate  procedures  for  gathering,  analyzing and disclosing all material information relating to the Company in a timely fashion.
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

ELDORADO ARTESIAN SPRINGS, INC.

By: /s/  Douglas Larson
    -------------------
Douglas Larson, President

By: /s/  Cathleen Shoenfeld
    -----------------------
Cathleen Shoenfeld, Chief Financial Officer

                         ELDORADO ARTESIAN SPRINGS, INC.

                         Quarterly Report on Form 10-QSB
                       for the Quarter Ended June 30, 2004
                             Exhibits Filed Herewith

Exhibit
Number                                    Description
--------                                  -----------

31.1     Certification of Chief Executive Officer pursuant to Section 302 of the
            Sarbanes-Oxley act of 2002.

31.2     Certification of Chief Financial Officer pursuant to Section 302 of the
            Sarbanes-Oxley act of 2002.

32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.