Form 10QSB
period 2004-09-30
ELDORADO ARTESIAN SPRINGS INC
filed 2004-11-15
CIK 796124

                                        FORM 10-QSB
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                         Quarterly Report Under Section 13 or 15(d)
                           of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2004

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

Yes   X   No _____
    -----

Number  shares of common  stock  outstanding  at the  latest  practicable  date,
November 12, 2004: 2,995,495.

Transitional Small Business Disclosure Format   Yes _____    No __X__

                              ELDORADO ARTESIAN SPRINGS, INC.

                                           INDEX
                                           -----

Part I - Financial Information

   Item 1 - Financial Statements

      Balance Sheets as of September 30, 2004 (Unaudited) and March 31, 2004

      Unaudited Statements of Operations For the Three and Six Months Ended
      September 30, 2004 and September 30, 2003

      Unaudited Statements of Cash Flows For the Six Months Ended
      September 30, 2004 and September 30, 2003

      Notes to Unaudited Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition
    and Results of Operations

Item 3 - Controls and Procedures

Part II - Other Information

Signatures and Exhibit Index

                              ELDORADO ARTESIAN SPRINGS, INC.
                                       Balance Sheets

                                                          September 30,       March 31,
                                                              2004              2004
                                                           (Unaudited)
                                          Assets
 Current assets
   Cash                                                   $   112,270       $   153,639
   Accounts receivable
      Trade, net of allowance of 80,000                       821,584           785,949
      Other                                                     9,768             9,634
   Inventories                                                219,648           219,767
   Prepaid expenses and other                                  67,892            37,048
   Income tax receivable                                        8,573             8,573
   Deferred tax asset                                          35,725            35,725
                                                          -----------       -----------
            Total current assets                            1,275,460         1,250,335
                                                           ----------       -----------

 Non-current assets
   Property, plant and equipment - net                      4,642,493         4,835,269
   Notes receivable - related party                           480,290           465,290
   Water rights - net                                          85,820            88,064
   Deposits                                                    24,996            41,205
   Other - net                                                 79,475            81,454
                                                          -----------       -----------
            Total non-current assets                        5,313,074         5,511,282
                                                          -----------       -----------

 Total                                                    $ 6,588,534       $ 6,761,617
                                                          ===========       ===========

                           Liabilities and Stockholders' Equity
 Current liabilities
   Line of credit                                         $   300,000       $   100,000
   Accounts payable                                           412,789           305,441
   Accrued expenses                                           190,795           357,456
   Customer deposits                                           86,842            71,970
   Current portion of capital lease obligations                69,172           110,006
   Current portion of long-term debt                          150,900           150,900
                                                          -----------       -----------
            Total current liabilities                       1,210,498         1,095,773

 Non-current liabilities
   Capital lease obligations, less current portion              6,624            27,704
   Long-term debt, less current portion                     3,275,216         3,348,801
   Deferred tax liability                                     162,711           229,407
   Deferred gain on the sale of real estate                   357,544           357,544
                                                          -----------       -----------
            Total non-current liabilities                   3,802,095         3,963,456
                                                          -----------       -----------
            Total liabilities                               5,012,593         5,059,229
                                                          -----------       -----------

 Commitments and contingencies

 Stockholders' equity
   Preferred stock, par value $.001 per share;
    10,000,000 shares authorized; 0 issued and
    outstanding                                                    -                 -
   Common stock, par value $.001 per share;
     50,000,000 shares authorized; 2,995,495 issued
     and outstanding                                            2,995             2,995
   Additional paid-in capital                                 984,656           984,656
   Retained earnings                                          588,290           714,737
                                                          -----------       -----------
                                                            1,575,941         1,702,388
                                                          -----------       -----------

 Total                                                    $ 6,588,534       $ 6,761,617
                                                          ===========       ===========

                             See notes to financial statements.

                              ELDORADO ARTESIAN SPRINGS, INC.

                             Unaudited Statements of Operations

                               For the Three Months Ended      For the Six Months Ended
                                     September 30,                   September 30,
                              ----------------------------    ---------------------------
                                  2004            2003           2004            2003
                              ----------      ----------      ------------    -----------
Revenue
  Water and related           $1,985,812      $2,074,813       $ 3,953,978    $ 4,036,469
  Resort Operations               56,250          67,515            77,303         88,756
                               ---------       ---------       -----------    -----------
   Net revenue                 2,042,062       2,142,328         4,031,281      4,125,225

Cost of goods sold               352,190         368,921           634,944        698,687
                               ---------       ---------       -----------    -----------

Gross profit                   1,689,872       1,773,407         3,396,337      3,426,538
                               ---------       ---------       -----------    -----------

Operating expenses
  Salaries and related           796,145         780,521         1,608,013      1,562,085
  Administrative and
general                          389,861         349,150           815,007        693,270
  Delivery                       177,387         180,525           363,816        352,207
  Advertising and
   promotions                    206,379         187,215           439,799        414,034
  Depreciation and
   amortization                  134,814         133,813           271,197        276,547
                               ---------       ---------       -----------    -----------
                               1,704,586       1,631,224         3,497,832      3,298,143
                               ---------       ---------       -----------    -----------

Operating (loss) income          (14,714)        142,183          (101,495)       128,395
                               ---------       ---------       -----------    -----------

Other income (expense)
  Interest income                  7,850           7,498            15,377         14,999
  Interest expense               (53,418)        (50,918)         (107,329)      (106,191)
                               ---------       ---------       -----------    -----------
                                 (45,568)        (43,420)          (91,952)       (91,192)
                               ---------       ---------       -----------    -----------

Net (loss) income before
provision for income taxes       (60,282)         98,763          (193,447)        37,203

Income tax benefit
 (expense)                        21,000         (34,000)           67,000        (13,000)
                               ---------       ---------       -----------    -----------

Net (loss) income                (39,282)         64,763       $  (126,447)   $    24,203
                               =========       =========       ===========    ===========

Basic and diluted (loss)
 earnings per common share     $   (0.01)      $    0.02       $     (0.04)   $      0.01
                               =========       =========       ===========    ===========

Weighted average number of
shares outstanding             2,995,495       2,995,495         2,995,495      2,995,495
                               =========       =========       ===========    ===========

                       See notes to financial statements.

                              ELDORADO ARTESIAN SPRINGS, INC.

                             Unaudited Statements of Cash Flows

                                                                  Six Months Ended
                                                                   September 30,
                                                            --------------------------
                                                               2004             2003
                                                            -----------     ----------
Cash flows from operating activities
  Net (loss) income                                         $ (126,447)     $   24,203
                                                            ----------      ----------
  Adjustments  to  reconcile  net  (loss)  income to net
   cash (used in) or provided by operating activities
   Depreciation and amortization                               271,197         276,547
   Accrued interest on related party note receivable           (15,000)        (15,000)
Deferred tax liability                                         (66,696)              -
   Changes in certain assets and liabilities
     Accounts receivable                                       (35,769)        (47,205)
     Inventories                                                   119          54,235
     Prepaid expenses, deposits and other                      (14,635)         10,741
     Accounts payable                                          107,348        (120,175)
     Accrued expenses                                         (166,661)        (49,983)
     Customer deposits                                          14,872          14,210
     Income taxes payable                                            -          13,000
                                                            ----------      ----------
                                                                94,775         136,370
                                                            ----------      ----------
      Net cash (used in) provided by operating
       activities                                              (31,672)        160,573
                                                            ----------      ----------

Cash flows from investing activities
  Purchases of property and equipment                          (74,198)       (194,368)
                                                            ----------      ----------
      Net cash flows used in investing activities              (74,198)       (194,368)
                                                            ----------      ----------

Cash flows from financing activities
  Payments on long-term obligations                           (135,499)       (156,218)
  Proceeds on line of credit                                   200,000         200,000
                                                            ----------      ----------
      Net cash flows provided by financing activities           64,501          43,782
                                                            ----------      ----------

Net (decrease) increase in cash                                (41,369)          9,987

Cash-- beginning of period                                     153,639         149,154
                                                            ----------      ----------

Cash-- end of period                                        $  112,270      $  159,141
                                                            ==========      ==========

Supplemental disclosures of cash flow information:

     Cash paid for  interest  for the six months  ended  September  30, 2004 and
     September 30, 2003 was $107,329 and $106,191 respectively.

                       See notes to financial statements.

                              ELDORADO ARTESIAN SPRINGS, INC.

                          Notes to Unaudited Financial Statements

Note 1 - Summary of Significant Accounting Policies

Interim Unaudited Financial Statements

The interim  financial  statements  are  unaudited  and reflect all  adjustments
(consisting only of normal recurring adjustments),  which are, in the opinion of management,  necessary for a fair  presentation  of the  financial  position and operating results for the interim periods. The results of operations for the six months ended September 30, 2004 and 2003 are not  necessarily  indicative of the results  of the  entire  year.  The  financial  statements  included  herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form
10-KSB filing. These financial statements should be read in conjunction with the financial  statements  and notes thereto  contained in the Company's Form 10-KSB for the year ended March 31, 2004.

Reclassifications

Certain amounts in the prior period financial  statements have been reclassified to conform to the 2004 presentation.

Note 2 - Stockholders' Equity

Stock Option Plan

On May 1, 2004,  the  Company  granted  22,500  options to  employees  under the
Company's  1997 Stock  Option Plan to purchase  common stock at $2.00 per share, fair market value at the date of the grant.

Note 3 - Related Party Transactions

During the year ended March 31, 2002,  the Company  entered into an agreement to sell certain parcels of real estate to two senior  executives of the Company for a total of $900,000.  The Company  received cash from the sale of $500,000.  The
Company also provided 60 month carry back financing of $400,000 with interest at
7.5% due annually that has been recorded as notes  receivable  related party and includes  $80,290 of accrued  interest at September 30, 2004.  The collateral on the notes  receivable  included  a junior  deed of trust on the  properties  and shares of common  stock.  During the year  ended  March 31,  2003,  the Board of
Directors  determined that the 250,000 shares of common stock of the Company was sufficient  collateral and released the junior deed of trust on the  properties.
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

In order to obtain the State  Engineer's  approval of a substitute  water supply plan ("SWSP"),  the Company entered into a temporary  agreement with the City of
Louisville.  In that  agreement,  the City of  Louisville  agreed  not to oppose approval of the SWSP through October 31, 2004 provided that the Company pays the
City  each  month at the  rate of  $1,000  per  acre-foot  of water  used by the
Company. The Agreement also provides that the Company and the City of Louisville will try to work  out the  terms  of  long-term  water  service  agreement.  The temporary  agreement was necessary  because during a portion of the time between the middle of May and October 31 of this year,  the Company has been and will be using  water  that  could  otherwise  be used by the  City  of  Louisville.  The estimated monthly payment to the City of Louisville under this agreement will be
$2,500;  and the total  payment for the entire period  through  October 31, 2004 will be approximately  $10,000.  Currently,  the Company is using water under an
Agreement with Farmers Reservoir and Irrigation Company.

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

Results of Operations

Overview - Recent Trends

Net loss for the  Company  has  increased  for the  three and six  months  ended
September 30, 2004 compared to the same periods  ended  September 30, 2003.  The increase  in the net  loss  has been due to an  increase  in  overall  operating expenses. Specifically, the Company has experienced an increase in the costs for obtaining and servicing the home and office delivery accounts. In addition,  the downturn  of the  economy  has had a  negative  effect  on sales  of all  sizes.
Increased  competition  in the PET category has made it more  difficult  for the
Company to increase sales in the retail environment.

While changes in the economy have affected revenue increases and net income, the
Company  has not changed  current  objectives  of growing  sales in the home and office  delivery  as  well  as  the  PET  packages.  The  Company  is  exploring opportunities to expand the target markets served by the Company.

Revenues

Revenues for the six months ended September 30, 2004 were $4,031,281 compared to
$4,125,225  for the same period  ended  September  30, 2003, a decrease of 2.3%.
Revenues for the three months ended September 30, 2004 were $2,042,062  compared to $2,142,328 for the same period ended September 30, 2003, a decrease of 4.7%.

Five and three gallon product sales decreased from $2,389,379 for the six months ending  September 30, 2003 to $2,320,563 for the six months ended  September 30,
2004, a decrease of $68,817 or 2.9%. Five and three gallon product sales account for 57.6% of revenues for the six months ended  September  30, 2004  compared to
57.9% for the same  period  ended  September  30,  2003.  Five and three  gallon product sales decreased from $1,239,063 for the three months ended September 30,
2003 to $1,169,005  for the same period ended  September 30, 2004, a decrease of
5.7%. The average selling price of the five gallon products  increased  slightly which  helped  offset the  decrease in the total number of units sold during the first six months  ended  September  30, 2004  compared to the same period  ended
2003.  Rental of equipment used in the home and office  delivery  decreased 8.6%
for the six months ended  September  30, 2004  compared to the same period ended
September  30, 2003.  The decrease in rental is  attributable  to the  increased availability  of lower cost units for  consumers at retail  chains.  In order to compete  against these lower cost units,  the Company has implemented a new plan for customers thereby decreasing the average rental price of the units.

Sales of the  one-gallon  products  increased  from  $361,681 for the six months ended  September  30, 2003 to $430,668 for the same period ended  September  30,
2004,  an increase  of 19.1%.  For the three  months  ended  September  30, 2004 revenues  for the  one-gallon  products  increased  from  $194,871  compared  to
$208,163 for the three months ended September 30, 2004, an increase of 6.8%. The increase in the one-gallon revenues is due to the increase in the overall number of units sold through the retail chains.  In this segment,  the Company does not compete  against as many of the larger  nationwide  competitors  that we compete against in the PET products.

Sales of the PET products  (.5 liter,  24oz and 1 liter  sizes)  decreased  from
$825,961  for the six months  ended  September  30, 2003 to $787,996 for the six months ended  September 30, 2004, a decrease of 4.6%.  Sales of the PET products increased  from  $397,081  for the three  months  ended  September  30,  2003 to
$411,938 for the same period  ended  September  30,  2004,  an increase of 3.7%.
During the three months ended  September 30, 2004,  the Company  began  contract packaging for a large retail chain which contributed  $30,950 to the revenues of the PET products. The Company bottles the water in the same size packages.

Cost of Goods Sold and Gross Profit

For the six months  ended  September  30,  2004 cost of goods sold was  $634,944 compared to $698,687 for the same period ended September 30, 2003, a decrease of
9.1%.  For the three  months  ended  September  30,  2003 cost of goods sold was
$368,921  compared to $352,190 for the same period ended  September  30, 2004, a decrease of 4.5%.  Resulting gross profit for the six months ended September 30,
2004 was 84.2% of  revenues  compared  with a gross  profit of 83.1% for the six months  ended  September  30,  2003.  The decrease in cost of goods sold and the resulting increase in gross profit is due to the change in the product mix being sold.

Operating Expenses

Total  operating  expenses for the six months ended September 30, 2004 increased
6.1% to $3,497,832  from  $3,298,143 for the same period of fiscal 2003. For the three months ended September 30, 2004 total operating  expenses increase 4.5% to
$1,704,586 from $1,631,224 for the same period ended September 30, 2003.

Salaries and Related Expenses

Salaries and related expenses  increased 2.9% for the six months ended September
30, 2004.  Salaries and related  expenses were  $1,608,013 or 39.9% of sales for the six months ended September 30, 2004 compared to $1,562,085 or 37.9% of sales for the same  period  ended  September  30,  2003.  For the three  months  ended
September 30, 2004 salaries and related expenses increased 2.0% from $780,521 or
36.4% of sales to $796,145  or 39.0% of sales.  The  increase  in  salaries  and related  expenses is due to the  increase in wages  involved  in  obtaining  and maintaining new and existing customers.  In addition, the increase is due to the costs involved in recruiting and obtaining a stable work force.

General and Administrative Expenses

General and administrative  expenses for the six months ended September 30, 2004 increased  17.6% to $815,007 from  $693,270 for the same period ended  September
30,  2003.   For  the  three  months  ended   September  30,  2004  general  and
administrative  expenses increased 11.6% to $389,861 from $349,188 for the three months  ended  September  30, 2003.  The increase in general and  administrative expenses is due to a combination  of increases in insurance,  property  taxes as well as consulting  fees  associated  with the property in Eldorado  Springs and water rights negotiations.

Advertising and Promotions

For the six months ended September 30, 2004 advertising and promotional expenses were  $439,799 or 10.9% of sales  compared to $414,034 or 10.0% of sales for the six months ended  September  30, 2003 an increase of 6.2%.  For the three months ended September 30, 2004  advertising and promotional  expenses were $206,379 or
10.1% of sales  compared to $187,215 or 8.7% of sales for the three months ended
September 30, 2003, an increase of 10.2%.  Management  expects that  advertising and promotional  expenses will remain at the historical  level of  approximately
10% of annual  sales in order to  continue to increase  market  penetration  and brand awareness.

Delivery Expenses

Delivery expenses increased 3.3% to $363,816 or 9.0% of sales for the six months ended  September  30,  2004  compared  to $352,207 or 8.5% of sales for the same period ended September 30, 2003. Delivery expenses decreased 1.7% to $177,387 or
8.7% of sales for the three months ended September 30, 2004 compared to $180,525 or 8.4% of sales for the same period ended  September 30, 2003.  Delivery  costs fluctuate  due to the  change  in  revenues  and the costs  associated  with the operation of additional  delivery vehicles  including  insurance,  service,  and operational  expenses.  Recent  increases  in fuel  prices  as  well as  vehicle maintenance have contributed to the increase in the total delivery expenses.

Depreciation and Amortization

Depreciation and amortization  decreased 1.9% for the six months ended September
30,  2004.  Depreciation  and  amortization  expenses  for the six months  ended
September 30, 2004 were  $271,197 or 6.7% of sales  compared to $276,547 or 6.7%
of sales for the six months ended September 30, 2003.

Interest Expense

Interest  expense for the six months ended  September 30, 2004 increased 1.1% to
$107,329  from  $106,191 for the six months ended  September  30, 2003.  For the three  months  ended  September  30, 2004  interest  expense  increased  4.9% as compared to the three months ended  September 30, 2003, from $50,918 to $53,418.
This  increase  was due to the  increase  in  interest  rates on  certain  notes outstanding.

Net Loss

The Company  reported a net loss for the six months ended  September 30, 2004 of
$126,447  compared  to net  income  of  $24,203  during  the same  period  ended
September  30, 2003.  For the three months ended  September 30, 2004 the Company reported a net loss of $39,282 compared to net income of $64,763 during the same period ended fiscal 2003.

Liquidity and Capital Resources

Trade accounts  receivable  for the six months ended  September 30, 2004 were 5%
more  than at the year  ended  March  31,  2004.  Days  sales  outstanding  were approximately  37 days at  September  30, 2004 versus  approximately  38 days at
September 30, 2003.

Cash flows used by operating activities had a net outflow of $31,672 for the six months ended  September  30, 2004 as compared to cash inflow of $160,573 for the six months ended September 30, 2003, a decrease of $192,245. The increase in the net  outflow  from  operating  activities  was a result of  increase in net loss during the six months ended September 30, 2004. In addition,  the Company had an increase in cash outflow due to the  decrease in accrued  expenses and a deposit payment  during the six months  ended  September  30, 2004  compared to the same period ended September 30, 2003.

Cash  flow  used in  investing  activities  for the  purchase  of  property  and equipment  resulted  in a net  outflow  of  $74,198  for  the six  months  ended
September  30, 2004  compared  to a net outflow of $194,368  for the same period ended September 30, 2003.

Cash flow provided by financing  activities resulted in a cash inflow of $64,501 for the six months ended September 30, 2004. The Company received  proceeds from an available  line of credit for  $200,000.  The Company  also made  payments on long-term obligations totaling $135,499. The Company's cash balance at September
30, 2004 decreased by $41,369 from March 31, 2004.

The Company has a line of credit with Affiliated National Bank for $500,000. The line of credit was renewed in August  2004.  The  Company has no other  material commitments for capital expenditures.

On May 19, 1998, the Company  registered  875,000 shares of the Company's common for issuance  pursuant to the 1997 stock option plan.  The plan provides for the grant of stock options to employees,  directors and  consultants of the Company.
As of September 30, 2004, 612,000 options were outstanding, of which 568,500 are fully  vested.  All of the options were granted at an option price  representing
100% of the fair  market  value on the date of the  grant as  determined  by the
Board of Directors.

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

In order to obtain the State  Engineer's  approval of a substitute  water supply plan ("SWSP"),  the Company entered into a temporary  agreement with the City of
Louisville.  In that  agreement,  the City of  Louisville  agreed  not to oppose approval of the SWSP through October 31, 2004 provided that the Company pays the
City  each  month at the  rate of  $1,000  per  acre-foot  of water  used by the
Company. The Agreement also provides that the Company and the City of Louisville will try to work  out the  terms  of  long-term  water  service  agreement.  The temporary  agreement was necessary  because during a portion of the time between the middle of May and October 31 of this year,  the Company has been and will be using water that could  otherwise be used by the City of  Louisville.  The total payments to the City of  Louisville  for the entire period  through  October 31,
2004 were $6,755.  Currently, the Company is using water under an Agreement with
Farmers Reservoir and Irrigation Company.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

ELDORADO ARTESIAN SPRINGS, INC.

By: /s/     Douglas Larson
    ----------------------
Douglas Larson, President

By: /s/     Cathleen Shoenfeld
    --------------------------
Cathleen Shoenfeld, Chief Financial Officer

Exhibit
Number                                    Description
--------                                  -----------

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