Form 10QSB
period 2004-12-31
ELDORADO ARTESIAN SPRINGS INC
filed 2005-02-14
CIK 796124

                                        FORM 10-QSB
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                         Quarterly Report Under Section 13 or 15(d)
                           of the Securities Exchange Act of 1934

For Quarter Ended December 31, 2004

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

Yes   X   No _____

Number  shares of common  stock  outstanding  at the  latest  practicable  date,
February 14, 2005: 2,995,495.

Transitional Small Business Disclosure Format   Yes _____    No __X__

                              ELDORADO ARTESIAN SPRINGS, INC.

                                           INDEX

Part I - Financial Information

   Item 1 - Financial Statements

      Balance Sheets as of December 31, 2004 (Unaudited) and March 31, 2004

      Unaudited Statements of Operations For the Nine Months Ended
      December 31, 2004 and December 31, 2003

      Unaudited Statements of Cash Flows For the Nine Months Ended
      December 31, 2004 and December 31, 2003

      Notes to Unaudited Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations

Item 3 - Controls and Procedures

Part II - Other Information

Signatures and Exhibit Index

                              ELDORADO ARTESIAN SPRINGS, INC.
                                       Balance Sheets

                                                          December 31,       March 31,
                                                             2004              2004
                                                          -----------       -----------
                                                          (Unaudited)
                                          Assets
 Current assets
   Cash                                                   $   100,924       $   153,639
   Accounts receivable
      Trade, net of allowance of 80,000                       737,463           785,949
      Other                                                    32,168             9,634
   Inventories                                                229,886           219,767
   Prepaid expenses and other                                  74,748            37,048
   Income tax receivable                                        8,573             8,573
   Deferred tax asset                                          35,725            35,725
                                                          -----------       -----------
            Total current assets                            1,219,487         1,250,335
                                                          -----------       -----------

 Non-current assets
   Property, plant and equipment - net                      4,540,970         4,835,269
   Notes receivable - related party                           487,790           465,290
   Water rights - net                                          84,698            88,064
   Deposits                                                    25,745            41,205
   Other - net                                                151,085            81,454
                                                          -----------       -----------
            Total non-current assets                        5,290,288         5,511,282
                                                          -----------       -----------

 Total                                                    $ 6,509,775       $ 6,761,617
                                                          ===========       ===========

                           Liabilities and Stockholders' Equity
 Current liabilities
   Line of credit                                         $   300,000       $   100,000
   Accounts payable                                           328,880           305,441
   Accrued expenses                                           260,893           357,456
   Customer deposits                                           77,737            71,970
   Current portion of capital lease obligations                49,849           110,006
   Current portion of long-term debt                          150,900           150,900
                                                          -----------       -----------
            Total current liabilities                       1,168,259         1,095,773
                                                          -----------       -----------

 Non-current liabilities
   Capital lease obligations, less current portion                  -            27,704
   Long-term debt, less current portion                     3,238,851         3,348,801
   Deferred tax liability                                     164,407           229,407
   Deferred gain on the sale of real estate                   357,544           357,544
                                                          -----------       -----------
            Total non-current liabilities                   3,760,802         3,963,456
                                                          -----------       -----------
            Total liabilities                               4,929,061         5,059,229
                                                          -----------       -----------

 Commitments and contingencies

 Stockholders' equity
   Preferred stock, par value $.001 per share;
    10,000,000 shares authorized; 0 issued and
    outstanding                                                    -                 -
   Common stock, par value $.001 per share;
     50,000,000 shares authorized; 2,995,495 issued
     and outstanding                                            2,995             2,995
   Additional paid-in capital                                 984,656           984,656
   Retained earnings                                          593,063           714,737
                                                          -----------       -----------
                                                            1,580,714         1,702,388
                                                          -----------       -----------

 Total                                                    $ 6,509,775       $ 6,761,617
                                                          ===========       ===========

                             See notes to financial statements.

                              ELDORADO ARTESIAN SPRINGS, INC.

                             Unaudited Statements of Operations

                              For the Three Months Ended       For the Nine Months Ended
                                      December 31,                   December 31,
                              ---------------------------      -------------------------
                                 2004             2003            2004          2003
                              ----------       ----------      -----------   -----------
Revenue
  Water and related           $1,780,651       $1,722,298      $ 5,743,269   $ 5,764,667
  Resort Operations                3,000                0           71,663        82,856
                              ----------       ----------      -----------   -----------
   Net revenue                 1,783,651        1,722,298        5,814,932     5,847,523

Cost of goods sold               233,824          187,580          868,768       886,267
                              ----------       ----------      -----------   -----------

Gross profit                   1,549,827        1,534,718        4,946,164     4,961,256
                              ----------       ----------      -----------   -----------

Operating expenses
  Salaries and related           729,216          757,706        2,337,229     2,319,790
  Administrative and
general                          344,271          397,555        1,159,278     1,161,599
  Delivery                       179,927          151,429          543,743       444,105
  Advertising and
   promotions                    120,415          108,041          560,214       510,797
  Depreciation and
   amortization                  128,818          137,398          400,015       413,945
                              ----------       ----------      -----------   -----------
                               1,502,647        1,552,129        5,000,479     4,850,236
                              ----------       ----------      -----------   -----------

Operating income (loss)           47,180          (17,411)         (54,315)      111,020
                              ----------       ----------      -----------   -----------

Other income (expense)
  Interest income                  7,480            7,828           22,857        22,827
  Interest expense               (47,887)         (46,649)        (155,216)     (152,840)
                              ----------       ----------      -----------   -----------
                                 (40,407)         (38,821)        (132,359)     (130,013)
                              ----------       ----------      -----------   -----------

Net income (loss) before
provision for income taxes         6,773          (56,232)        (186,674)      (18,993)

Income tax benefit
 (expense)                        (2,000)          20,000           65,000         7,000
                              ----------       ----------      -----------   -----------

Net income (loss)                  4,773          (36,232)     $  (121,674)  $   (11,993)
                              ==========       ==========      ===========   ===========

Basic and diluted earnings
(loss)  per common share      $     0.00       $    (0.01)     $     (0.04)  $     (0.00)
                              ==========       ==========      ===========   ===========

Weighted average number of
shares outstanding             2,995,495        2,995,495        2,995,495     2,995,495
                              ==========       ==========      ===========   ===========

                       See notes to financial statements.

                              ELDORADO ARTESIAN SPRINGS, INC.

                             Unaudited Statements of Cash Flows

                                                                 Nine Months Ended
                                                                    December 31,
                                                            --------------------------
                                                               2004            2003
                                                            ----------      ----------

Cash flows from operating activities
  Net loss                                                  $ (121,674)     $  (11,993)
                                                            ----------      ----------
  Adjustments to reconcile net loss to net cash
   provided by operating activities
   Depreciation and amortization                               400,015         413,945
        Deferred income tax benefit                            (65,000)         (7,000)
        Revenue from vendor rebate                             (21,055)             -
   Accrued interest on related party note receivable           (22,500)        (22,500)
    Changes in certain assets and liabilities
     Accounts receivable                                         8,103)         34,126
     Inventories                                               (10,119)         59,085
     Prepaid expenses and other                                (37,700)        (16,125)
           Deposits                                             15,459              -
           Accounts payable                                     23,439        (224,543)
     Accrued expenses                                          (96,563)        (41,598)
     Customer deposits                                           5,767          25,501
     Income taxes payable                                           -          (51,807)
                                                            ----------      ----------
                                                               183,640         169,084
                                                            ----------      ----------
      Net cash  provided by operating activities                61,966         157,091
                                                            ----------      ----------

Cash flows from investing activities
  Purchases of property and equipment                          (98,024)       (219,263)
    Acquisition of a distributor company                       (18,846)             -
                                                            ----------      ----------
      Net cash flows used in investing activities             (116,870)       (219,263)
                                                            ----------      ----------

Cash flows from financing activities
  Payments on long-term obligations                           (197,811)       (235,047)
  Proceeds on line of credit                                   200,000         200,000
                                                            ----------      ----------
      Net cash flows provided by (used in) financing
       activities                                                2,189         (35,047)
                                                            ----------      ----------

Net decrease in cash                                           (52,715)        (97,219)

Cash - beginning of period                                     153,639         149,154
                                                            ----------      ----------

Cash - end of period                                        $  100,924      $   51,935
                                                            ==========      ==========

Supplemental disclosures of cash flow information:

     Cash paid for  interest  for the nine months  ended  December  31, 2004 and
     December 31, 2003 was $155,216 and $152,840 respectively.

     During the quarter ended December 31, 2004, the Company  forgave $34,065 of accounts  receivable as a portion of the  consideration  for ownership in a distribution company.

                             See notes to financial statements.

                              ELDORADO ARTESIAN SPRINGS, INC.

                          Notes to Unaudited Financial Statements

Note 1 - Summary of Significant Accounting Policies

Interim Unaudited Financial Statements

The interim  financial  statements  are  unaudited  and reflect all  adjustments
(consisting only of normal recurring adjustments),  which are, in the opinion of management,  necessary for a fair  presentation  of the  financial  position and operating  results for the interim  periods.  The results of operations  for the nine months ended December 31, 2004 and 2003 are not  necessarily  indicative of the results of the entire year.  The financial  statements  included  herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form
10-KSB filing. These financial statements should be read in conjunction with the financial  statements  and notes thereto  contained in the Company's Form 10-KSB for the year ended March 31, 2004.

Reclassifications

Certain amounts in the prior period financial  statements have been reclassified to conform to the 2004 presentation.

Note 2 - Stockholders' Equity

Stock Option Plan

On May 1, 2004,  the  Company  granted  22,500  options to  employees  under the
Company's  1997 Stock  Option Plan to purchase  common stock at $2.00 per share, fair market value at the date of the grant.

Note 3 - Related Party Transactions

During the year ended March 31, 2002,  the Company  entered into an agreement to sell certain parcels of real estate to two senior  executives of the Company for a total of $900,000.  The Company  received cash from the sale of $500,000.  The
Company also provided 60 month carry back financing of $400,000 with interest at
7.5% due annually that has been recorded as notes  receivable  related party and includes $87,790 of accrued interest at December 31, 2004. The collateral on the notes receivable included a junior deed of trust on the properties and shares of common  stock.  During the year ended  March 31,  2003,  the Board of  Directors determined that the 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. During 2002, the Company  recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note.

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

In order to obtain the State  Engineer's  approval of a substitute  water supply plan ("SWSP"),  the Company entered into a temporary  agreement with the City of
Louisville.  In that  agreement,  the City of  Louisville  agreed  not to oppose approval of the SWSP through October 31, 2004 provided that the Company pays the
City  each  month at the  rate of  $1,000  per  acre-foot  of water  used by the
Company. The Agreement also provides that the Company and the City of Louisville will try to work  out the  terms  of  long-term  water  service  agreement.  The temporary  agreement was necessary  because during a portion of the time between the middle of May and October 31 of this year,  the Company has been and will be using  water  that  could  otherwise  be used by the  City  of  Louisville.  The estimated monthly payment to the City of Louisville under this agreement will be
$2,500; and the total payment for the entire period through October 31, 2004 was
$6,755.  Currently,  the Company is using water under an Agreement  with Farmers
Reservoir and Irrigation Company.

Line of Credit

The Company has a line of credit with Affiliated National Bank for $500,000 that matures August 2005. As of December 31, 2004 and as of the filing date, $300,000 was  outstanding on this line of credit.  Under this  agreement,  the Company is required to comply with certain covenants.  As of December 31, 2004, the Company was out of compliance with the current ratio covenant but obtained a waiver from the bank which allows the Company until March 31, 2005 to be in compliance.

Note 5 - Subsequent Events

On January 4, 2005, the Company entered into a Management Consulting and Finders
Agreement  with Capital  Merchant  Bank,  LLC,  effective as of January 4, 2005.
Under the terms of the  Agreement,  Capital  Merchant Bank has agreed to provide certain  consulting  services to assist the Company in its business  development efforts.

Pursuant to the terms of the Agreement,  the Company has made an initial payment of $25,000 to Capital  Merchant Bank, and will be obligated to pay an additional
$175,000 upon completion of a qualified financing.  Thereafter, the Company will be obligated to pay to Capital Merchant Bank a fee of $200,000 every six months, unless the Agreement is terminated by either party. Termination of the Agreement requires 60 days' written notice to the party not terminating the Agreement.

As required by the Agreement,  on January 4, 2005, the Company issued to Capital
Merchant  Bank a Warrant to purchase  up to  1,000,000  shares of the  Company's common  stock  for an  exercise  price  of  $3.00  per  share.  The  warrant  is immediately  exercisable for up to 350,000 shares,  and will become  exercisable for up to an  additional  350,000  shares  upon  completion  by the Company of a qualified  financing,  and up to an additional 300,000 shares upon the six month anniversary  of  such  qualified  financing,  unless  the  Agreement  is  sooner terminated. The Warrant may be exercised, to the extent exercisable from time to time, via a "cashless exercise" procedure, whereby the holder of the Warrant may surrender a portion of the Warrant  shares in payment of the  exercise  price of the Warrant. The Warrant expires on January 4, 2008.

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

Results of Operations

Overview - Recent Trends

The Company had net income of $4,773 for the three  months  ended  December  31,
2004 compared to a net loss of $36,232 for the same period ending December 2003.
For the nine months ending December 31, 2004 the company  experienced a net loss of $121,674  compared to a loss of $11,993 during the same period ended December
31,  2003.  The  increase in the net loss for the nine months has been due to an
increase  in  overall  operating   expenses.   Specifically,   the  Company  has
experienced  an increase in the costs for  obtaining  and servicing the home and office  delivery  accounts.  In addition,  the downturn of the economy has had a negative effect on sales of all sizes. Increased competition in the PET category has made it more  difficult  for the  Company  to  increase  sales in the retail environment.  The improved profitability for the most recent three months period is the result of cost containment efforts implemented since September 2004.

While changes in the economy have affected revenue increases and net income, the
Company  has not changed  current  objectives  of growing  sales in the home and office  delivery  as well as the PET  packages.  The  Company is also  exploring opportunities to expand the target markets served by the Company,  including via the possible development of additional bottling facilities.  The Company is also investigating  the possible  development  of new product  packaging and delivery methods as a way to increase sales.

Revenues

Revenues for the nine months ended December 31, 2004 were $5,814,932 compared to
$5,847,523  for the same period  ended  December  31,  2003, a decrease of 0.6%.
Revenues for the three months ended December 31, 2004 were  $1,783,651  compared to $1,722,298 for the same period ended December 31, 2003, an increase of 3.6%.

Five and three gallon  product  sales  decreased  from  $3,395,925  for the nine months ending December 31, 2003 to $3,228,242 for the nine months ended December
31, 2004, a decrease of $167,683 or 4.9%.  Five and three gallon  product  sales accounted  for 55.5% of revenues  for the nine months  ended  December  31, 2004 compared to 58.1% for the same period ended  December  31, 2003.  Five and three gallon  product  sales  decreased  from  $1,046,967  for the three  months ended
December  31, 2003 to $983,678  for the same period  ended  December 31, 2004, a decrease of 6%. The average selling price of the five gallon products  increased slightly  which  helped  offset the  decrease in the total  number of units sold during the first nine months ended December 31, 2004 compared to the same period ended 2003.  Rental of equipment used in the home and office delivery  decreased
10.0% for the nine months ended  December  31, 2004  compared to the same period ended December 31, 2003. The decrease in rental is attributable to the increased availability  of lower cost units for  consumers at retail  chains.  In order to compete  against these lower cost units,  the Company has implemented a new plan for  customers  thereby  decreasing  the  average  rental  price  of the  units.
Partially  offsetting  the decline in water  revenue and  equipment  rentals are revenues  derived from sales of the recently  introduced  service plan  concept.
This plan is sold as a combination  of water and equipment  rental and therefore is difficult to categorize separately. Service Plan revenues for the nine months ended  December  31, 2004 totaled  $85,604  versus only $1,025 for the same nine months in 2003.  When summed the revenues for the nine months ended December 31,
2004 for five gallon,  three gallon,  equipment rental and service plans totaled
$3,901,357, or a decrease from the nine months ended December 31, 2003 of 3.3%.

Sales of the  one-gallon  products  increased  from $533,881 for the nine months ended December 31, 2003 to $601,887 for the same period ended December 31, 2004, an increase of 14.0%.  For the three months ended December 31, 2004 revenues for the one-gallon products decreased from $172,200 to $171,219 for the three months ended  December 31,  2004,  a decrease of .5%.  The  increase in the  one-gallon revenues is due to the increase in the overall  number of units sold through the retail chains. In this segment,  the Company does not compete against as many of the larger nationwide competitors that we compete against in the PET products.

Sales of the PET products  (.5 liter,  24oz and 1 liter  sizes)  increased  from
$1,067,922  for the nine months ended  December 31, 2003 to  $1,078,070  for the nine months  ended  December  31,  2004,  an  increase of .9%.  Sales of the PET products increased from $241,961 for the three months ended December 31, 2003 to
$290,074  for the same period ended  December  31,  2004,  an increase of 19.9%.
During the three months ended  September 30, 2004,  the Company  began  contract packaging for a large retail chain which contributed  $30,950 to the revenues of the PET products. The Company bottles the water in the same size packages.

Cost of Goods Sold and Gross Profit

For the nine months  ended  December  31,  2004 cost of goods sold was  $868,768 compared to $886,267 for the same period ended  December 31, 2003, a decrease of
2.0%.  For the three  months  ended  December  31,  2003 cost of goods  sold was
$233,824  compared to $187,580 for the same period ended  December 31, 2004,  an increase of 24.7%. Resulting gross profit for the nine months ended December 31,
2004 was 85.1% of revenues  compared  with a gross  profit of 84.8% for the nine months  ended  December  31,  2003.  The  decrease in cost of goods sold and the resulting increase in gross profit is due to the change in the product mix being sold.  However,  price increases of raw materials  during the three months ended
December 31, 2004 abated most of the gross profit increases  achieved during the first six months of the fiscal year.

Operating Expenses

Total  operating  expenses for the nine months ended December 31, 2004 increased
3.1% to $5,000,479  from  $4,850,236 for the same period of fiscal 2003. For the three months ended December 31, 2004 total operating  expenses decreased 3.2% to
$1,502,647 from $1,552,129 for the same period ended December 31, 2003.

Salaries and Related Expenses

Salaries and related expenses  increased 0.8% for the nine months ended December
31, 2004.  Salaries and related  expenses were  $2,337,229 or 40.2% of sales for the nine months ended December 31, 2004 compared to $2,319,790 or 39.7% of sales for the same period ended December 31, 2003. For the three months ended December
30, 2004 salaries and related expenses  decreased 3.8% from $757,706 or 44.0% of sales to  $729,216  or 40.9% of sales.  The  increase  in  salaries  and related expenses is due to the increase in wages  involved in obtaining and  maintaining new and  existing  customers.  In  addition,  the  increase  is due to the costs involved in  recruiting  and  obtaining a stable work force.  The  reductions in salaries and related  expenses that occurred in the three months ended  December
31, 2004 were due to consolidation of positions implemented in the period.

General and Administrative Expenses

General and administrative  expenses for the nine months ended December 31, 2004 decreased 0.2% to $1,159,278  from $1,161,599 for the same period ended December
31,  2003.   For  the  three   months  ended   December  31,  2004  general  and
administrative  expenses decreased 13.4% to $344,271 from $397,555 for the three months  ended  December 31,  2003.  The  decrease in general and  administrative expenses  is due to cost  containment  procedures  offset  by a  combination  of increases in insurance,  property  taxes as well as consulting  fees  associated with the property in Eldorado Springs and water rights negotiations.

Advertising and Promotions

For the nine months ended December 31, 2004 advertising and promotional expenses were  $560,214  or 9.6% of sales  compared  to $510,797 or 8.7% of sales for the nine months ended  December  31, 2003 an increase of 9.7%.  For the three months ended December 31, 2004  advertising and  promotional  expenses were $120,415 or
6.8% of sales  compared to $108,041 or 6.3% of sales for the three  months ended
December 31, 2003, an increase of 11.5%. Management expects that advertising and promotional expenses will remain at the historical level of approximately 10% of annual  sales in order to  continue  to increase  market  penetration  and brand awareness.

Delivery Expenses

Delivery  expenses  increased  22.4% to  $543,743  or 9.4% of sales for the nine months  ended  December  31, 2004  compared to $444,105 or 7.6% of sales for the same period ended  December  31,  2003.  Delivery  expenses  increased  18.8% to
$179,927 or 10.1% of sales for the three months ended December 31, 2004 compared to  $151,429  or 8.8% of sales for the same  period  ended  December  31,  2003.
Delivery costs fluctuate due to the change in revenues and the costs  associated with the operation of additional delivery vehicles including insurance, service, and  operational  expenses.  Recent  increases in fuel prices as well as vehicle maintenance have contributed to the increase in the total delivery expenses.

Depreciation and Amortization

Depreciation and amortization  decreased 3.4% for the nine months ended December
31,  2004.  Depreciation  and  amortization  expenses  for the nine months ended
December 31, 2004 were $400,015 or 6.9% of sales compared to $413,945 or 7.1% of sales for the nine months ended December 31, 2003.

Interest Expense

Interest  expense for the nine months ended  December 31, 2004 increased 1.5% to
$155,216  from  $152,840  for the nine months ended  December 31, 2003.  For the three months ended  December 31, 2004 net  interest  expense  increased  2.6% as compared to the three months ended  December 31, 2003,  from $46,649 to $47,887.
This  increase  was due to the  increase  in  interest  rates on  certain  notes outstanding.

Net Income and Net Loss

The Company  reported a net loss for the nine months ended  December 31, 2004 of
$121,674 compared to a net loss of $11,993 during the same period ended December
31, 2003. For the three months ended December 31, 2004 the Company  reported net income of $4,773  compared to a net loss of $36,232 during the same period ended fiscal 2003.

Liquidity and Capital Resources

Trade accounts  receivable for the nine months ended December 31, 2004 were 6.2%
less  than at the  year  ended  March  31,  2004.  Days  sales  outstanding  was approximately  37 days at  December  31, 2004  versus  approximately  38 days at
December 31, 2003.

Cash flows used by operating activities had a net inflow of $61,966 for the nine months  ended  December  31, 2004 as compared to cash inflow of $157,091 for the nine months ended December 31, 2003, a decrease of $95,125.  The decrease in the net inflow from operating activities was a result of increase in net loss during the nine months ended December 31, 2004.

Cash  flow  used in  investing  activities  for the  purchase  of  property  and equipment and  intangible  assets  resulted in a net outflow of $116,870 for the nine months ended  December  31, 2004  compared to a net outflow of $219,263 for the same period ended December 31, 2003.

Cash flow  provided by financing  activities,  resulted in cash inflow of $2,189 for the nine months ended December 31, 2004. The Company received  proceeds from an available  line of credit for  $200,000.  The Company  also made  payments on long-term obligations totaling $197,811.  The Company's cash balance at December
31, 2004 decreased by $52,715 from March 31, 2004.

The Company has a line of credit with Affiliated National Bank for $500,000. The line of credit was renewed in August 2004. The balance due on the line of credit as of December  31, 2004 was  $300,000.  The balance due is unchanged as of this filing.  Under this  agreement  the Company is  required to comply with  certain covenants.  As of December 31, 2004, the Company was out of compliance  with the current  ratio  covenant.  During the three months  ended  December 31, 2004 the
Company  acquired the accounts and assets of its Colorado  Springs  distributor.
The  purchase  resulted in a decrease in current  assets and  increases in fixed assets and other assets which  caused the Company to be out of  compliance  with the current ratio covenant. To enable the Company to complete the purchase,  the
Company  sought and  received a waiver  from the bank which  allows the  Company until March 31,  2005 to be in  compliance.  The Company  believes it will be in compliance at that time.

The Company has no other material commitments for capital expenditures.

On May 19, 1998, the Company  registered  875,000 shares of the Company's common for issuance  pursuant to the 1997 stock option plan.  The plan provides for the grant of stock options to employees,  directors and  consultants of the Company.
As of December 31, 2004, 549,000 options were outstanding,  of which 520,000 are fully  vested.  All of the options were granted at an option price  representing
100% of the fair  market  value on the date of the  grant as  determined  by the
Board of Directors.

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

On January 4, 2005, the Company entered into a Management Consulting and Finders
Agreement  with Capital  Merchant  Bank,  LLC,  effective as of January 4, 2005.
Under the terms of the  Agreement,  Capital  Merchant Bank has agreed to provide certain  consulting  services to assist the Company in its business  development efforts,  particularly  with regard to the Company's  proposed  development  and operation of new water bottling  plants and the Company's  proposed  development and launch of a line of one-way recyclable water delivery  containers for use in home and office water cooler systems.

Pursuant to the terms of the Agreement,  the Company has made an initial payment of $25,000 to Capital  Merchant Bank, and will be obligated to pay an additional
$175,000 upon completion of a qualified financing.  Thereafter, the Company will be obligated to pay to Capital Merchant Bank a fee of $200,000 every six months, unless the Agreement is terminated by either party. Termination of the Agreement requires 60 days' written notice to the party not terminating the Agreement.

As required by the Agreement,  on January 4, 2005, the Company issued to Capital
Merchant  Bank a Warrant to purchase  up to  1,000,000  shares of the  Company's common  stock  for an  exercise  price  of  $3.00  per  share.  The  warrant  is immediately  exercisable for up to 350,000 shares,  and will become  exercisable for up to an  additional  350,000  shares  upon  completion  by the Company of a qualified  financing,  and up to an additional 300,000 shares upon the six month anniversary  of  such  qualified  financing,  unless  the  Agreement  is  sooner terminated. The Warrant may be exercised, to the extent exercisable from time to time, via a "cashless exercise" procedure, whereby the holder of the Warrant may surrender a portion of the Warrant  shares in payment of the  exercise  price of the Warrant. The Warrant expires on January 4, 2008.

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

Item 2. Changes in  Securities  and Small  Business  Issuer  Purchases of Equity
Securities

As required by the Agreement,  on January 4, 2005, the Company issued to Capital
Merchant  Bank a Warrant to purchase  up to  1,000,000  shares of the  Company's common  stock  for an  exercise  price  of  $3.00  per  share.  The  warrant  is immediately  exercisable for up to 350,000 shares,  and will become  exercisable for up to an  additional  350,000  shares  upon  completion  by the Company of a qualified  financing,  and up to an additional 300,000 shares upon the six month anniversary  of  such  qualified  financing,  unless  the  Agreement  is  sooner terminated. The Warrant may be exercised, to the extent exercisable from time to time, via a "cashless exercise" procedure, whereby the holder of the Warrant may surrender a portion of the Warrant  shares in payment of the  exercise  price of the Warrant. The Warrant expires on January 4, 2008.

Issuance of the Warrant to Capital  Merchant  Bank was exempt from  registration under Regulation D under the Securities Act of 1933 and Rule 506 thereunder.

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

By: /s/ Douglas Larson
    Douglas Larson, President

By: /s/ Cathleen Shoenfeld
    Cathleen Shoenfeld, Chief Financial Officer

                              Quarterly Report on Form 10-QSB
                          for the Quarter Ended December 31, 2004
                                  Exhibits Filed Herewith

Exhibit
Number                                    Description

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