Form 10KSB/A
period 2004-03-31
ELDORADO ARTESIAN SPRINGS INC
filed 2005-03-18
CIK 796124

                                  FORM 10-KSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Year Ended March 31, 2004

Commission File Number: 00-18235

                         Eldorado Artesian Springs, Inc.
        (Exact name of registrant as specified in its charter as amended)

                      Colorado                               84-0907853
(State or other jurisdiction of incorporation)    (IRS Employer Identification No.)
                                                           Or organization)

-------------------------------------------------------------------------------
 1783 Dogwood Street Louisville, Colorado                       80027
 (Address of principal executive offices)                     (Zip Code)

-------------------------------------------------------------------------------
                                 (303) 499-1316
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
Securities registered under Sction 12(b) of the Exchange Act: none

Securities  registered under Sction 12(g) of the Exchange Act: Common Stock, par value $.001 per share

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

Explanatory Note

     This  amendment to Annual  Report on Form 10-KSB/A is being filed solely to amend Item 8 of the Annual Report on Form 10-KSB of Eldorado  Artesian  Springs,
Inc. for the year ending March 31, 2004. The full text of Item 8, as amended, is set forth below.

Item 3: CONTROLS AND PROCEDURES

(a)  Evaluation  of  Disclosure  Controls and  Procedures.  As of the end of the
period covered by this report, the Company carried out an evaluation,  under the supervision  and with the  participation  of  management,  including  the  Chief
Executive  Officer and Chief  Financial  Officer,  of the  effectiveness  of the design and operation of the Company's  disclosure  controls and  procedures  (as defined in Rule 13a-15(e))  under the Securities  Exchange Act of 1934. Based on such  evaluation,  the  Chief  Executive  Officer  and Chief  Financial  Officer
concluded that, as of the end of such period, the Company's  disclosure controls and  procedures  are  effective and are  reasonably  designed to ensure that all material  information relating to the Company and required to be included in its reports  filed or  submitted  under the  Exchange  Act is  recorded,  processed, summarized and reported within the time periods specified in the rules and forms of the  Securities  and  Exchange  Commission,  and to ensure  that  information required  to be  disclosed  in reports the  Company  files or submits  under the
Exchange  Act is  accumulated  and  communicated  to the  Company's  management, including its principal executive and principal  finnacial officers,  or persons performing similar functions, as appropriate to allow timely decisions regarding required  disclosure.  There have been no  significant  changes in the Company's controls subsequent to the evaluation date.

(b)  Changes in  Internal  Controls.  There  were no  changes  in the  Company's internal  control over financial  reporting during the year ended March 31, 2004 that materially  affected,  or were reasonably  likely to materially  affect the
Company's internal control over financial reporting.

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

     Name and Capacity                                           Date

/s/ Douglas A. Larson                                      March 18, 2005
------------------------------------
Douglas A. Larson, President
and Director

/s/ Kevin M. Sipple                                        March 18, 2005
---------------------------------------------------
Kevin M. Sipple, Vice-President,
Secretary and Director

/s/ Cathleen Shoenfeld                                     March 18, 2005
------------------------------------
Cathleen Shoenfeld, Chief Financial Officer
(principal financial and accounting officer)

/s/ Jeremy S. Martin                                       March 18, 2005
-----------------------------------------------------------
Jeremy S. Martin, Vice-President
and Director

/s/ George J. Schmitt                                      March 18, 2005
-----------------------------------------------------------
George J. Schmitt, Director

/s/ Don P. Van Winkle                                      March 18, 2005
------------------------------------
Don P. Van Winkle, Director

                         ELDORADO ARTESIAN SPRINGS, INC.

                         Annual Report on Form 10-QSB/A
                        for the Year Ended March 31, 2004
                             Exhibits Filed Herewith

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