Form 10QSB/A
period 2004-06-30
ELDORADO ARTESIAN SPRINGS INC
filed 2005-03-18
CIK 796124

7

                                  FORM 10-QSB/A
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

Explanatory Note

     This  amendment to Quarterly  Report on Form 10-QSB/A is being filed solely to amend Item 3 of the  Quarterly  Report on Form  10-QSB of  Eldorado  Artesian
Spring,  Inc. for the three month period ending June 30, 2004.  The full text of
Item 3, as amended, is set forth below.

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

(b)  Changes in  Internal  Controls.  There  were no  changes  in the  Company's internal control over financial reporting during the quarter ended June 30, 2004 that materially  affected,  or were reasonably  likely to materially  affect the
Company's internal control over financial reporting.

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

                        Quarterly Report on Form 10-QSB/A
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