Form 10KSB
period 2005-03-31
ELDORADO ARTESIAN SPRINGS INC
filed 2005-06-29
CIK 796124

                                       UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                                        FORM 10-KSB
                                         (Mark One)
            [X] Annual report pursuant to Section 13 or 15(d) of the Securities
               Exchange Act of 1934 for the fiscal year ended March 31, 2005
                                             or
          [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                    Exchange Act of 1934 for the transition period from
                                 ___________ to ___________

                               Commission File Number 0-18235

                              ELDORADO ARTESIAN SPRINGS, INC.
                       (Name of small business issuer in its charter)

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

                         Issuer's telephone number: (303) 499-1316

              Securities registered pursuant to Section 12(g) of the Act: None

                Securities registered pursuant to Section 12(b) of the Act:

                          Common Stock, par value $.001 per share
                                      (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2)
has been subject to such filing  requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure  of  delinquent  filers in response to Item
405 of Regulation S-B is not contained in this form,  and no disclosure  will be contained,  to the best of the  registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $7,634,363

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value will be computed by  reference to the price at which the common  equity was sold,  or the average bid and asked prices of such common  equity,  as of a specified  date within the past 60 days.  (See  definition of affiliate in Rule 12b-2 of the Exchange Act.)
$1,746,890, based on the closing price of the Company's common stock on June 29,
2005.

The number of shares  outstanding of the Issuer's Common Stock, $.001 par value, was 2,995,495 on June 28, 2005.

                            Documents Incorporated by Reference

     If the following documents are incorporated by reference,  briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security  holders;
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

Industry Background

Bottled  water is  perceived  by many  consumers  as being a  healthy,  natural, beverage  and this  perception  has driven  demand for this  product  among many consumers.  For this reason, bottled water sales have risen at an average annual rate of approximately 8% over the past 10 years. Bottled water has been marketed in the United  States for over 100 years,  but it really burst onto the beverage scene in the mid 1970's.  During this same period of time, the American populace became more aware of the  deterioration  of  municipal  water  supplies  and the harmful effects of both  contamination and chemical  additives.  Further fuel to the water market was provided by the rising  health  consciousness  of people in general,  as they turned away from high caloric and alcoholic beverages in favor of products that are perceived as natural and beneficial.

The bottled water industry is generally broken down into two segments: sparkling and non-sparkling  waters.  Non-sparkling waters dominate the U.S. industry with
an  estimated  91  percent  share  of  total  category   volume.   In  addition,
non-sparkling water accounts for 99% of the U.S. industry growth.

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
Industry  analysts  estimate that there are over 780 companies  competing in the bottled water industry.  Larger multi-national companies such as Perrier, Groupe
Danone and Suntory Water Group have been active in  acquisitions of smaller more regional  bottled water companies.  Within the last few years,  larger companies such as  Coca-Cola  (Dasani)  and  Pepsi  (Aquafina)  have  been  producing  and marketing their own brands.

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
Colorado  corporation,  was formed in 1983. The acquisition was  accomplished by the exchange of Company stock for all of the outstanding shares of Eldorado from its shareholders. Pursuant to the acquisition of Eldorado, Eldorado shareholders received  an  aggregate  of  2,340,000  shares of the  Company's  Common  Stock, representing 90% of outstanding shares of the Company after the acquisition. The number of Company shares of stock  exchanged in the  acquisition  was determined through  arms-length  negotiations.  In June  1988,  Eldorado  was  merged  into
Lexington  pursuant to a statutory  merger,  and  Lexington  changed its name to
Eldorado Artesian Springs, Inc.

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

The Company  began  operations  by  delivery  of 5 gallon  bottles and rental of equipment  to homes and  offices as well as 1 gallon  bottles to  retailers.  In
1994,  management  introduced the 1.5 liter bottle which was followed,  in 1995, with the 1.0,  0.5  liter  and 24 ounce  bottles.  Eldorado  introduced  its PET bottles to grocery  retailers and these  products have gained market share among the larger retail grocery chains.

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

As of January 1, 2003,  the State  Engineer is no longer  authorized  to approve substitute  supply  plans of the nature in which the Company was  enrolled.  The
Company  filed  application  for a  substitute  water supply plan to protect its right to withdraw water pending the Water Court's review of an application for a permanent augmentation plan. The Substitute Water Supply Plan has been approved, but expires on October 23, 2005. Renewal application must be filed no later than
90 days prior to expiration.

The Company is also pursuing other possible supply sources for use in augmenting the stream flows as a result of the Company's  withdrawals of water. There is no assurance that any of the renewal  applications,  Water Court  applications  for permanent  augmentation,  or any other alternative  arrangements being sought by
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

Products

The Company is principally in the business of selling  bottled  artesian  spring water.  Sales of the Company's water have historically been made by selling five gallon and three gallon bottles of water  directly to home and business,  retail grocery stores and distributors located in Colorado.  The Company also sells its water at  wholesale  to retail  food  stores  (grocery  chains)  packaged in the smaller, more convenient sizes, which are suitable for retail distribution.  The
Company  rents coolers to customers to dispense the bottled  water.  The Company also  rents and sells  filtration  equipment  to  customers  for home and office accounts.  The Company  owns and  operates a resort on its  property  during the summer  months and rents a  single-family  home.  The Company's  water  bottling operation  accounted for  approximately  99% of the  Company's  revenues for the fiscal year ended March 31, 2005.

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
The Company  delivers these bottles directly to customers using its trucks owned or leased by the Company. The Company's delivery sales are made primarily in the
Denver/Boulder  metropolitan  area (but also include selected other cities along the front range).  As of March 31, 2005,  the Company had  approximately  14,300 active  delivery  accounts  and the  delivery  business  currently  accounts for roughly 70% of the Company's  revenues.  Of the five and three gallon  accounts, approximately 68% were home accounts and 32% were commercial establishments.

PET Packaging/Retail Distribution Business

The PET business  consists  principally  of the  wholesale  distribution  of the
Company's  PET  products to grocery  store chains with  operations  primarily in
Colorado.  The Company uses its own trucks to deliver its PET water  products to grocery customers'  warehouses in the Denver  metropolitan area. From there, the water is shipped to customers' grocery stores throughout Colorado.  In addition, because some of the grocery customers warehouse  distribution extends beyond the
State of Colorado,  the Company obtains some  distribution  at these  customers'
grocery stores located in New Mexico, Wyoming, Kansas, Utah, Oklahoma and Texas.

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

The  Company   attempts  to  build  brand  name   awareness  by   sponsoring  or
participating  in many  local  events.  The  Company  is a sponsor of the Bolder
Boulder  10K race,  the  Eldorado  Springs  Cancer  Research  Run,  the Taste of
Colorado and participates in part in many other local events.

Supplies

Water  bottled by the  Company  comes  from  springs  located  on the  Company's property  which have been flowing for many years.  While the Company  could lose rights to spring water the Company does not foresee any  disruption  in the flow of the spring water. The Company currently sources all of its raw materials from outside vendors.  Suppliers of the bottles have experienced  seasonal  shortages resulting from resin shortages.  Changes in the supply of the bottles can affect the prices.  The Company  tries to mitigate  possible  shortages by  maintaining sufficient inventory safety stocks so as not to interrupt production.

Seasonality

Sales tend to be mildly seasonal in the bottled water business. A ten to fifteen percent  differential in sales is normally  experienced  between the peak summer months from May to September and the low winter  months.  As a result,  revenues tend to be  highest  in the  Company's  first and second  fiscal  quarters,  and somewhat lower in the third and fourth fiscal quarters.

Competition

The bottled water industry has numerous competitors.  Generally, the industry is made up of a few large companies (who own multiple  brands),  smaller  companies whose  products  are  distributed  only on a  regional  or local  basis and some private  label  brands.  The  Company's  competitors  include  more  diversified corporations having substantially  greater assets and larger sales organizations than the Company, as well as other small firms. The Company's competitors in the local  Denver/Boulder  area for home and office  delivery  include Deep Rock and
Sierra Springs. The Company also competes in the retail area for the smaller PET packages with products including Aquafina,  Arrowhead,  Evian, Deep Rock, Dasani and various  private label  brands.  The Company is a smaller  regional  company compared to the  competitors  as most of its products are sold in Colorado.  The
Company  competes on the basis of customer  service,  product quality and price.
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

Employees

As of March 31,  2005,  the Company had 72 full-time  employees  and 2 part-time employees.  During the summer  months,  the  Company  employs  approximately  14 seasonal employees for the operation of the pool.

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

ITEM 3. LEGAL PROCEEDINGS.

The Company filed an application  for a substitute  water supply plan to protect its right to withdraw  water pending the Water Court's  review of an application for a permanent  augmentation  plan. The  Substitute  Water Supply Plan has been approved  and will expire on October 23,  2005.  A renewal  application  must be filed no later than 90 days prior to  expiration.  The  Company  plans to file a renewal application prior to the expiration of the substitute water supply plan.

The Company is also pursuing other possible supply sources for use in augmenting the stream flows as a result of the Company's  withdrawals of water. There is no assurance that any of the renewal  applications,  Water Court  applications  for permanent  augmentation,  or any other alternative  arrangements being sought by
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

                                          PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS
ISSUER PURCHASES OF EQUITY SECURITIES.

Eldorado's  common  stock is  traded in the  over-the-counter  market on the OTC
Bulletin  Board.  The quotations  presented below reflect  inter-dealer  prices, without  retail  mark-up,  mark-down  or  commissions  and may  not  necessarily represent actual transactions. The following table sets forth the periods shown, the quotations for the common stock:

Calendar 2005                                    High    Low
 First Quarter through March 31, 2005            $3.00   $1.47

Calendar 2004
 First Quarter through March 31, 2004            $1.10   $0.80
 Second Quarter through June 30, 2004            $2.00   $1.01
 Third Quarter through September 30, 2004        $2.00   $1.10
 Fourth Quarter through December 31, 2004        $2.00   $1.35

Calendar 2003
 First Quarter through March 31, 2003            $1.75   $1.40
 Second Quarter through June 30, 2003            $1.50   $1.40
 Third Quarter through September 30, 2003        $2.00   $1.40
 Fourth Quarter through December 31, 2003        $1.50   $0.70

The Company had 139 record owners of the Common Stock as of June 29, 2005.

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

Equity compensation
plans approved by
security holders 1           391,500                 2.69              483,500

Equity compensation
plans not approved by
security holders 2           350,000                 3.00              650,000
                             -------              -------            ---------
Total                        741,500                 2.84            1,133,500
                             =======              =======            =========

1    Represents Shares authorized for issuance under our 1997 Stock Option Plan.

2    Represents  Warrant to purchase common stock to Capital Merchant Bank, LLC.
     See disclosure below.

RECENT SALES OF UNREGISTERED SECURITIES

On January 4, 2005, the Company entered into a Management Consulting and Finders
Agreement  with Capital  Merchant  Bank,  LLC. Under the terms of the Management
Consulting  and  Finders  Agreement,  Capital  Merchant  Bank  agreed to provide certain  consulting  services to assist the Company in its business  development efforts. Pursuant to the terms of the Agreement, the Company has made an initial payment of $25,000 to Capital  Merchant  Bank,  and will be  obligated to pay an additional $175,000 upon completion of a qualified  financing.  Thereafter,  the
Company  will be  obligated  to pay to Capital  Merchant  Bank a fee of $200,000
every  six  months,   unless  the  Agreement  is  terminated  by  either  party.
Termination  of the Agreement  requires 60 days' written notice to the party not terminating the Agreement.

As  required  by the terms of a  Management  Consulting  and  Finders  Agreement between  the  Company and  Capital  Merchant  Bank LLC, on January 4, 2005,  the
Company  issued to Capital  Merchant  Bank a Warrant to purchase up to 1,000,000 shares of the Company's  common stock for an exercise  price of $3.00 per share.
The Warrant  was  immediately  exercisable  for up to 350,000  shares,  and will become exercisable for up to an additional 350,000 shares upon completion by the
Company of a qualified  financing,  and up to an additional  300,000 shares upon the six month anniversary of such qualified  financing,  unless the Agreement is sooner terminated.  The Warrant may be exercised, to the extent exercisable from time to time,  via a "cashless  exercise"  procedure,  whereby the holder of the
Warrant may surrender a portion of the Warrant shares in payment of the exercise price of the Warrant.  The Warrant  expires on January 4, 2008.  Issuance of the
Warrant was exempt from registration under Regulation D under the Securities Act of 1933 and Rule 506 thereunder.

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

Overview

Eldorado  Artesian  Springs,  Inc. is a Colorado based company that is primarily involved in the bottling and marketing of natural  artesian  spring  water.  The spring is  located in the  foothills  of the  Colorado  Rocky  Mountains  and is surrounded by thousands of acres of state and city park land. The water rises up through many layers of sandstone  under its own  artesian  pressure.  Currently,
Eldorado's operations consist of its home/commercial  delivery business (5 and 3 gallon bottles) and the PET (polyethylene terephtalate,  a premium clear plastic container)  consumer  business.  The  Company  also owns and  operates  a public swimming pool on its property during the summer months and rents a single-family home on the property.

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

Results of Operations

Performance Overview - Recent Trends

Sales and net  income  declined  from  fiscal  year 2004 to  fiscal  year  2005.
Operating  expenses for fiscal year 2005 have increased slightly compared to the prior  fiscal  year.  The Company saw the biggest  effect to net income from the expense  resulting  from  the  issuance  of  warrants  as part  of a  consulting agreement.

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

Increased  costs  associated with  insurance,  maintenance of the facility,  and increased  property taxes have resulted in higher  operating  expenses for these categories.  Overall,  the  Company  has been  able to keep  operating  expenses relatively consistent with prior year totals.

Results of this fiscal year have not altered our strategic  direction.  Although the Company has  experienced  a downturn in growth of the  business,  we believe that we are in a  position  to  continue  to grow in the  markets  we  presently service by offering  additional  sized  products and utilizing  advertising  and promotional  budgets  for  promoting  the  product.  We will  continue to pursue additional  business in new and emerging  markets.  In addition,  we continue to look for ways to decrease  operating costs in order to achieve  profitability in the future.

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004

Sales

Sales for the year ended March 31, 2005 were  $7,634,363  compared to $7,669,426 for the same period ended March 31, 2004, a decrease of 0.5%.

Sales of the five and three  gallon  products  used in the delivery to homes and offices were 58.1% of sales and decreased from  $4,497,902 in 2004 to $4,435,273 in 2005, a decrease of $62,629 or 1.4%.  Total units of 5 and 3 gallon  products decreased  3.5% from the fiscal year ended March 31, 2004 to March 31, 2005. The
Company  experienced  a slight  decrease  in  average  selling  price due to the increase in sales of 5 and 3 gallon products to customers  purchasing more 5 and
3 gallon products. Sales of other products,  including rental of dispensers used in the home and office delivery, decreased from $912,690 or 12% of sales in 2004 to $799,441 or 10.5% of sales in 2004, a decrease of 12.4%. The decrease in this segment  is due in  large  part  to the  decrease  in  dispensers  purchased  by customers  and the  competition  from markets  selling  dispensers in the retail outlets. Additionally, the Company has begun a program to rent the dispensers to the  customers  at a lower  cost in order to  increase  the  utilization  of the assets.  In 2004,  the Company added a new filter  division to meet the changing demands of certain  customers.  The Company continues to pursue new accounts for this market.  Revenue for the filter  division has increase from $24,590 in 2004 to $40,890 in 2005, an increase of $16,300 or 66.3%.

Sales of the  Company's  PET  products  (.5 liter,  24 oz, 1 liter and 1.5 liter sizes)  represented  18.1% of sales  for  2005  and  17.6% of sales  for 2004 or
$1,381,264 and $1,353,095,  respectively.  This represented an increase of 2.1%.
Total  unit sales for the PET  products  increased  3.5% from 2004 to 2005.  The
Company's  gallon size products were 10.3% of sales or $786,904 in 2005 compared to $706,937  in 2004,  an  increase  of 11.3%.  The  increase in revenues of the gallon sized package is attributable to an 11.6% increase in unit volume. During the fiscal year ended 2005, the Company began  packaging the PET and gallon size products for a local retailer under a private label brand. Sales for the private label products represented approximately $80,000 in revenue.

Gross Profit/Cost of Goods Sold

Cost of goods  sold for 2005 were  $1,175,873,  or 15.4% of sales,  compared  to
$1,179,304 or 15.4% of sales for 2004.  Gross profit  decreased from $6,490,122, or 84.6% of sales in 2004 to  $6,458,490  or 84.6% of sales for  2005.  Overall, gross profit decreased 0.5% from the prior year.

Cost of goods for the home and office products were $225,346, or 5.1% of 5 and 3 gallon  sales,  compared to $289,629,  or 6.5% of sales.  During the fiscal year ended March 31,  2004,  the Company  retired a number of 5 and 3 gallon  bottles from inventory resulting in a higher cost of goods for 2004 versus 2005. Cost of goods for the 1 gallon  products were  $249,432,  or 32.6% of 1 gallon sales for
2005, compared to $242,068, or 34.3% of sales for 2004. The increase in the cost of goods is due to the  increase  cost of materials  for the 1 gallon  products.
Cost of goods for the PET  products  was  $595,805,  or 45.1% of sales for 2005, compared to  $556,131,  or 41.1% of sales for 2004.  The increase in the cost of goods is due to the increase in the cost of materials  for the bottles and boxes used in the production of the PET cases.

Operating Expenses

Total  operating  expenses  increased to $6,458,856  in 2005 from  $6,432,552 in
2004, an increase of $26,304, or 0.4%. Of the total operating expenses, salaries and related  expenses  increased  2.7% to $3,064,308 in 2005, or 40.1% of sales, from $2,979,159 in 2004, or 38.8% of sales.  The Company has maintained a stable workforce  and  continues  to work  towards  increasing  the level of new Home &
Office  delivery  accounts needed to produce the desired gain in total accounts, net of customers  terminating service. The increase in wages is due to the wages associated  with  obtaining  new  accounts  for the Home and Office  deliveries.
Additionally,  the Company acquired a distributor and added additional personnel to service the new territory.

Administrative  and  general  expenses  decreased  0.5% for  2005.  The  Company experienced  increased  expenses related to drought  conditions and water rights primarily for legal fees and  engineering  work.  However,  the Company has been able to  decrease  other  administrative  and  general  expenses  by  increasing efficiencies and making operational changes.  Additionally, the Company realized fewer bad debt  expenses  for the  current  fiscal  year.  The bad debt  expense decreased from $104,692 for fiscal 2004 to $64,959 for fiscal 2005.

Delivery expenses decreased from $734,269 for fiscal 2004 to $725,435 for fiscal
2005,  a decrease of 1.2%.  This  decrease is due to the decrease in the cost of maintenance on the vehicles used to service Home and Office delivery accounts.

Advertising  and  promotion  expenses  decreased  3.0% for 2005  compared to the previous year. For 2005,  advertising and promotion  expenses were 8.5% of sales compared to 8.7% of sales for 2004.  The  decrease is  primarily  related to the increase in sales  volume and greater  selectivity  in choosing  which venues to attend in order to obtain new Home and Office  delivery  accounts.  The  Company recognizes certain advertising and promotional expenses for products or services that could have been  purchased at a fair market value  regardless of whether or not the vendor had purchased the product.

Depreciation  and  amortization  decreased  4.1%  for  2005.   Depreciation  and
amortization  for 2005 was 6.9% of sales compared to 7.2% of sales for 2004. The
Company's  need for  additional  equipment has decreased and some  equipment has reached the end of its life resulting in a decrease in overall  depreciation and amortization expenses.

Interest, Taxes and Other Expenses

Interest expense  increased 7.9% to $222,974 in 2005, from $206,644 in 2004. The increase in interest is due to the  increasing  interest  rates on the  variable rate notes owed by the Company.

During the fiscal year ended 2005,  the Company  entered into a  Consulting  and
Finders  Agreement  to  perform  general  management,  financial  and  corporate consulting  services  for the  Company.  As part of the  Agreement,  the Company issued  warrants.  The  issuance  of the  warrants  resulted  in an  expense  of
$431,451. The expense did not have an effect on the cash flow of the company.

The Company had a net loss before taxes of $611,368 for fiscal 2005  compared to a net loss before  taxes of $118,715  for fiscal  2004.  The net loss in taxable income resulted in a decrease in income tax expense from 2004 to 2005.

The Company  had a net loss after  taxes of  $547,504 in 2005  compared to a net loss of $85,446 for 2004. The Company recorded a tax benefit of $63,864 for 2005 compared to a tax benefit of $33,269 for 2004.

Liquidity and Capital Resources

Trade accounts receivable for the year ended March 31, 2005 were 4% less than at year ended March 31, 2004.  This  resulted from the decrease in revenues for the year ended March 31, 2005 and the improved  collections  for current  customers.
Days sales outstanding were approximately 36 days for March 31, 2005 and 37 days for March 31, 2004.

Cash flows from  operating  activities  had a net  inflow of  $61,339.  The cash provided from  operating  activities  represents a decrease of $376,573 from the prior year.  The decrease in cash flow from  operations  is primarily due to the decrease in  operating  income  resulting  from the  $431,451  non-cash  expense related to the issuance of warrants during the fiscal year ended March 31, 2005.
The  largest  reconciling  item  between  net  income  and net  cash  flow  from operations  was the  $529,320  of  depreciation  and  amortization.  The Company anticipates  that cash flow from  operations  will be available to fund existing obligations for expected cash requirements over the next year and thereafter.

Cash flows from investing activities resulted in a net outflow of $124,215. This total represents  expenditures on equipment,  principally electric water coolers that are rented to delivery customers.

Cash flows from financing  activities resulted in a net outflow of $52,061.  The
Company made  payments on long term debt of $252,061 and received  $200,000 from the outstanding line of credit.

The  Company's  cash  balance  at March 31,  2005  decreased  by a net amount of
$114,937 from March 31, 2004.

The Company is in compliance with its financial covenants for its long-term debt agreements  with U.S Bank and American  National  Bank.  The Company has line of credit with  American  National  Bank for  $500,000.  As of March 31, 2005,  the
Company had an outstanding  balance of $300,000 on the line of credit.  The line of credit is due for renewal on August 30, 2005. Management believes the line of credit will be renewed when due. The Company has no other  material  commitments for capital expenditures.

During the year ended March 31, 2002,  the Company  entered into an agreement to sell  certain  parcels of real estate to two senior  executives  of the Company,
Messrs.  Larson and Sipple,  for a total of $900,000.  The Company received cash from the sale of  $500,000.  The  Company  also  provided  60 month  carry  back financing  on $400,000  with  interest  at 7.5% that has been  recorded as notes receivable  related party and includes $108,356 of accrued interest at March 31,
2005. The collateral on the notes receivable  included a junior deed of trust on the properties and shares of common stock. During the year ended March 31, 2003, the Board of Directors  determined  that  250,000  shares of common stock of the
Company was  sufficient  collateral and released the junior deed of trust on the properties.  During 2002, the Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note.

In July 2001,  when the Board of Directors  authorized the  aforementioned  real estate transactions, the Company also authorized the sale of certain real estate at the then fair  value to Mr.  Martin who is  another  officer of the  Company.
Because of county land approval  processes and associated  delays, the officer's option to purchase the real estate has been extended through September 26, 2007.

On May 19, 1998,  the Company  registered  875,000 shares of common stock of the
Company  pursuant to the 1997 stock option plan. The plan provides for the grant of stock options to employees,  directors and consultants of the company.  As of
March 31, 2005,  391,500  options were  outstanding,  of which 362,500 are fully vested and exercisable.

The following table sets forth our contractual commitments as of March 31, 2005:

Fiscal Year End     Long-Term Debt    Capital Lease    Operating Lease            Total
      2006                 141,249           35,966            409,853          587,068
      2007                 154,202                -            249,277          403,479
      2008                 162,705                -            181,208          343,913
      2009                 171,685                -            173,255          344,940
      2010                 181,172                -             59,573          240,745
   Thereafter            2,542,703                -              7,834        2,550,537

Total                    3,353,716           35,966          1,081,000        4,470,682

Please refer to notes 5, 6 and 8 in our  Consolidated  Financial  Statements for
more information regarding our future cash commitments.

Other Recent Accounting Developments

In July 2002, the Public Company  Accounting Reform and Investor  Protection Act
of 2002 (the Sarbanes-Oxley Act) was enacted. Section 404 stipulates that public companies  must take  responsibility  for  maintaining  an  effective  system of
internal   control.   The  act  requires  public  companies  to  report  on  the effectiveness  of their  control over  financial  reporting and obtain an attest report from their independent  registered  public accountant about  management's report. The act requires most public companies (accelerated filers) to report on the company's  internal control over financial  reporting for fiscal years ended on or after November 15, 2004. Other public companies  (non-accelerated  filers)
must begin to comply with the new requirements  related to internal control over financial reporting for their first fiscal year ending on or after July 15, 2006 under the latest  extension  granted by the Securities and Exchange  Commission.
The Company is a  non-accelerated  filer and  therefore  does not have to comply with section 404 of the act until 2006.

In May 2004, the FASB issued FASB Staff Position ("FSP") FAS 106-2,  "Accounting
and  Disclosure   Requirements  Related  to  the  Medicare   Prescription  Drug,
Improvements and Modernization Act of 2003." This statement requires the Company to  disclose  the  effects of the Act and to assess the impact of the subsidy on
the   accumulated   postretirement   benefit   obligation   and   net   periodic
postretirement  benefit  cost in the first  interim or annual  period  beginning after June 15, 2004.  The Company has not reflected any amount  associated  with the subsidy as it does not provide postretirement benefits.

In November  2004 the  Financial  Accounting  Standards  Board  ("FASB")  issued
Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs -
an amendment of ARB No. 43, Chapter 4". This statement  clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material  (spoilage).  This  statement  requires  that  these  types of costs be recognized as current period  charges.  SFAS No. 151 is effective  prospectively for inventory  costs incurred during fiscal years beginning after June 15, 2005, with earlier  application  permitted for such costs incurred during fiscal years beginning  after November 24, 2004.  Management  does not expect the adoption of
SFAS No. 151 to have a significant impact on the Company's financial statements.

In December 2004 the FASB issued SFAS No. 153,  "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29". SFAS No. 153 amends Accounting Principles
Board ("APB")  Opinion 29  concerning  the  accounting  for exchanges of similar productive assets.  Such transactions should be accounted for at fair value, the
basic  principle  for  nonmonetary  transactions,   unless  the  exchange  lacks
commercial  substance.  The  effective  date of SFAS No. 153 is for  nonmonetary asset exchanges  taking place in fiscal years beginning after December 16, 2004.
The  Company  does not expect SFAS No. 153 to have a  significant  impact on the
Company's financial statements.

In  December,  2004 the FASB issued SFAS No. 123  (revised  2004),  "Share Based
Payment".   This  statement  replaces  SFAS  123,  "Accounting  for  Stock-Based
Compensation,"  and supersedes APB Opinion 25,  "Accounting  for Stock Issued to
Employees."  SFAS No. 123 (revised  2004)  requires that the cost of share-based payment  transactions  (including  those with  employees and  non-employees)  be recognized  as  compensation  costs in the  financial  statements.  SFAS No. 123
(revised  2004)  applies to all  share-based  payment  transactions  in which an entity  acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by  incurring  liabilities  in amounts  based (even in part) on the price of the entity's  shares or other equity  instruments,  or that require (or may require)
settlement  by the issuance of an entity's  shares or other equity  instruments.
This  statement  applies  to all new  awards  granted  during  the  fiscal  year beginning  after June 15,  2005 and to  previous  awards  that are  modified  or cancelled after such date. If adopted as proposed, we would record as an expense the fair value of the options we have issued.  Based on the number of options we
have  issued,   this  proposed  statement  would  increase  our  net  losses  by
approximately   $44,000  for  the  fiscal  year  ended  March  31,  2005.   This
pronouncement would be effective for the fiscal year beginning April 1, 2006.

In December 2004, the FASB issued FSP FAS 109-1,  "Application of FASB Statement
No.  109,  "Accounting  for Income  Taxes," to the Tax  Deduction  on  Qualified
Production  Activities  Provided  by the  American  Jobs  Creation  Act of  2004
("AJCA")."  The  AJCA  introduces  a  special  9%  tax  deduction  on  qualified production activities. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Based upon the Company's preliminary evaluation of the effects of this guidance, we do not believe that it will have a significant  impact on the  Company's  financial statements.

In December  2004,  the FASB issued FSP FAS 109-2,  "Accounting  and  Disclosure
Guidance for the Foreign  Earnings  Repatriation  Provision  within the American
Jobs  Creations  Act of 2004." The AJCA  introduces a limited time 85% dividends received  deduction on the  repatriation of certain  foreign  earnings to a U.S.
taxpayer  (repatriation  provision),  provided certain criteria are met. FSP FAS
109-2  provides   accounting  and  disclosure   guidance  for  the  repatriation
provision. Based upon the Company's preliminary evaluation of the effects of the repatriation  provision,  we do not believe  that it will have any impact on the
Company's financial statements.

During March 2005, the Securities  Exchange  Commission  issued Staff Accounting
Bulletin  ("SAB") No. 107,  guidance on SFAS No. 123 (revised 2004). SAB No. 107 was  issued  to  assist  preparers  by  simplifying  some to the  implementation challenges of SFAS No 123 (revised 2004) while  enhancing the  information  that investors  receive.  The Company will consider the guidance  provided by SAB No.
107 as it implements SFAS No. 123 (revised 2004) during fiscal 2006.

Item 7.  Financial Statements.

                                     Table of Contents

Report of Independent Registered Public Accounting Firm

Financial Statements

      Balance Sheet

      Statements of Operations

      Statement of Changes in Stockholders' Equity

      Statements of Cash Flows

Notes to Financial Statements

                  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Eldorado Artesian Springs, Inc.
Louisville, Colorado

We have audited the  accompanying  balance sheet of Eldorado  Artesian  Springs,  Inc. as of
March 31, 2005, and the related  statements of operations,  changes in stockholders'  equity and cash flows for the years ended March 31, 2005 and 2004.  These financial  statements are the  responsibility  of the  Company's  management.  Our  responsibility  is to  express  an opinion on these financial statements based on our audits.

We conducted our audits in accordance  with the standards of the Public  Company  Accounting
Oversight  Board  (United  States).  Those  standards  require  that we plan and perform the audit to obtain  reasonable  assurance  about whether the financial  statements  are free of material  misstatement.  The  Company  is not  required  to  have,  nor were we  engaged  to perform,  an audit of its internal  control over  financial  reporting.  Our audit  included consideration  of internal  control over financial  reporting as a basis for designing audit procedures that are appropriate in the circumstances,  but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial  reporting.
Accordingly,  we express no such  opinion.  An audit  includes  examining,  on a test basis, evidence supporting the amounts and disclosures in the financial  statements.  An audit also includes  assessing  the  accounting  principles  used  and  significant  estimates  made by management,  as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  the financial  statements referred to above present fairly, in all material respects,  the financial  position of Eldorado Artesian Springs,  Inc. as of March 31, 2005,
and the results of its  operations and its cash flows for the years ended March 31, 2005 and
2004 in conformity with  accounting  principles  generally  accepted in the United States of
America.

                                                         Ehrhardt Keefe Steiner & Hottman PC

June 3, 2005
Denver, Colorado

                                  Balance Sheet
                                 March 31, 2005

                                     Assets
Current assets
  Cash                                                           $      38,702
  Accounts receivable - trade, net                                     755,837
  Accounts receivable - other                                           14,830
  Income tax receivable                                                 30,687
  Inventories                                                          240,733
  Prepaid expenses                                                      78,252
  Deferred tax asset                                                    29,064
                                                                 -------------
      Total current assets                                           1,188,105
                                                                 -------------

Non-current assets
  Property, plant and equipment - net                                4,434,651
  Notes receivable - related party                                     508,356
  Water rights - net                                                    83,576
  Deposits                                                              16,089
  Other - net                                                          154,100
                                                                 -------------
      Total non-current assets                                       5,196,772
                                                                 -------------

Total assets                                                     $   6,384,877
                                                                 =============

                      Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                               $     245,756
  Accrued expenses                                                     236,375
  Customer deposits                                                     83,948
  Line of credit                                                       300,000
  Current portion of capital lease obligations                          31,635
  Current portion of long-term debt                                    141,249
                                                                 -------------
      Total current liabilities                                      1,038,963
                                                                 -------------

Non-current liabilities
  Long term debt, less current portion                               3,212,466
  Deferred tax liability                                               189,569
  Deferred gain on the sale of real estate                             357,544
                                                                 -------------
      Total non-current liabilities                                  3,759,579
                                                                 -------------
      Total liabilities                                              4,798,542
                                                                 -------------

Commitments and contingency

Stockholders' equity
  Preferred stock, par value $.001 per share;
   10,000,000 shares authorized; 0  shares
   issued and outstanding                                                   -
  Common stock, par value $.001 per share;
   50,000,000 shares authorized; 2,995,495
   issued and outstanding                                                2,995
  Additional paid-in capital                                         1,416,107
  Retained earnings                                                    167,233
                                                                 -------------
      Total stockholders' equity                                     1,586,335
                                                                 -------------

Total liabilities and stockholders' equity                       $   6,384,877
                                                                 =============

                             See notes to financial statements.

                                  Statements of Operations

                                                             For the Years Ended
                                                                  March 31,
                                                         ----------------------------
                                                              2005          2004
                                                         -------------  -------------

Revenues
  Water and related                                      $   7,542,419  $   7,574,670
  Rentals                                                       12,000         11,900
  Pool and other                                                79,944         82,856
                                                         -------------  -------------
      Total revenues                                         7,634,363      7,669,426

Cost of goods sold                                           1,175,873      1,179,304
                                                         -------------  -------------

Gross profit                                                 6,458,490      6,490,122
                                                         -------------  -------------

Operating expenses
  Salaries and related                                       3,064,308      2,979,159
  Administrative and general                                 1,489,466      1,497,019
     Delivery                                                  725,435        734,269
  Advertising and promotions                                   650,327        670,253
  Depreciation and amortization                                529,320        551,852
                                                         -------------  -------------
      Total operating expenses                               6,458,856      6,432,552
                                                         -------------  -------------

(Loss) income from operations                                     (366)        57,570
                                                         -------------  -------------

Other income (expense)
  Stock based compensation associated with issuance of
    warrants                                                  (431,451)             -
  Interest income                                               43,423         30,359
  Interest expense                                            (222,974)      (206,644)
                                                         -------------  -------------
      Total other expense                                     (611,002)      (176,285)
                                                         -------------  -------------

Loss before income taxes                                      (611,368)      (118,715)
                                                         -------------  -------------

Income tax benefit
  Current                                                       30,687          7,362
  Deferred                                                      33,177         25,907
                                                         -------------  -------------
      Total income tax benefit                                  63,864         33,269
                                                         -------------  -------------

Net loss available to common shareholders                $    (547,504) $    (85,446)
                                                         =============  ============

Basic and diluted weighted average common shares
outstanding                                                  2,995,495     2,995,495
                                                         =============  ============

Basic loss per common share                              $       (0.18) $      (0.03)
                                                         =============  ============

                       See notes to financial statements.

                  Statement of Changes in Stockholders' Equity
                   For the Years Ended March 31, 2005 and 2004

                               Common Stock        Additional                   Total
                         ------------------------   Paid-in       Retained    Stockholders'
                            Shares      Amount      Capital       Earnings      Equity
                         -----------  ----------   -----------   ----------   -----------

Balance - March 31, 2003   2,995,495  $    2,995   $   984,656   $  800,183   $ 1,787,834

Net loss                          -           -             -       (85,446)      (85,446)
                         -----------  ----------   -----------   ----------   -----------

Balance - March 31, 2004   2,995,495       2,995       984,656      714,737     1,702,388

Issuance of warrants                                   431,451                    431,451

Net loss                          -           -            -       (547,504)     (547,504)
                         -----------  ----------   -----------   ----------   -----------

Balance - March 31,
2005                       2,995,495  $    2,995   $ 1,416,107   $  167,233   $ 1,586,335
                         ===========  ==========   ===========   ==========   ===========

                       See notes to financial statements.

                                  Statements of Cash Flows

                                                              For the Years Ended
                                                                   March 31,
                                                         --------------------------
                                                              2005          2004
                                                         ------------   ------------
Cash flows from operating activities
  Net loss                                               $   (547,504)  $    (85,446)
  Adjustments to reconcile net loss  to net cash
   provided by operating activities
   Depreciation and amortization                              529,320        551,853
   Issuance of warrants                                       431,451             -
   Accrued interest on related party note receivable          (43,066)       (30,000)
   Deferred income taxes                                      (33,177)       (25,907)
   Changes in assets and liabilities
     Accounts receivable                                        2,802         35,168
     Inventories                                              (20,966)        12,436
     Prepaid expenses                                         (41,204)           784
     Other assets                                             (72,645)             -
     Deposits                                                  25,116              -
     Accounts payable                                         (59,685)       (62,841)
     Accrued expenses                                        (121,081)        98,478
     Income taxes payable                                           -        (58,807)
     Customer deposits                                         11,978          2,194
                                                         ------------   ------------
      Net cash provided by operating activities                61,339        437,912
                                                         ------------   ------------

Cash flows from investing activities

  Purchases of property and equipment                        (124,215)      (244,997)
                                                         ------------   ------------
      Net cash used in investing activities                  (124,215)      (244,997)
                                                         ------------   ------------

Cash flows from financing activities
  Net proceeds from line of credit                            200,000        100,000
  Payments on long-term obligations                          (252,061)      (288,430)
                                                         ------------   ------------
      Net cash used in financing activities                   (52,061)      (188,430)
                                                         ------------   ------------

Net (decrease) increase in cash                              (114,937)         4,485

Cash - beginning of year                                      153,639        149,154
                                                         ------------   ------------

Cash - end of year                                       $     38,702   $    153,639
                                                         ============   ============

Supplemental disclosure of cash flow information

     Cash paid during the year for  interest  was  $222,974  (2005) and $206,644
     (2004).

     Cash paid  during  the year for  income  taxes was $0  (2005)  and  $60,018
     (2004).

                       See notes to financial statements.

                         Notes to Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Eldorado  Artesian  Springs,  Inc., (the "Company"),  is a Colorado  corporation which  primarily  sells bottled  Artesian  spring water from springs  located in
Eldorado Springs,  Colorado and rents water  dispensers.  The Company also rents housing,  and during the summer months,  it operates a natural  Artesian  spring pool. The Company's bottling and distribution facility is located in Louisville,
Colorado.

Segment Reporting
-----------------

Operating  segments  are  components  of  an  enterprise  about  which  separate financial  information  is available  that is  evaluated  regularly by the chief operating  decision maker in deciding how to allocate resources and in assessing performance. The Company views its water and related activities as one operating segment, and therefore, no separate information is presented in the accompanying financial statements and related footnotes.

Concentrations of Credit Risk
-----------------------------

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
--------

Deposits consist primarily of deposits related to the purchase of equipment.

Property, Plant, and Equipment
------------------------------

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
------------

Water rights are recorded at cost and are  amortized  on a  straight-line  basis over 40 years.

Other Assets
------------

Other  assets  consist of customer  lists,  loan fees and other costs which have been recorded at cost and are being amortized on the straight-line  basis over 5 to 40 years.

Accounts Receivable
-------------------

The Company extends  unsecured credit to its customers in the ordinary course of business.  At the time the  accounts  receivable  are  originated,  the  Company considers a reserve for doubtful accounts based on the  creditworthiness  of the customer.  The provision for uncollectible  amounts is continually  reviewed and adjusted to  maintain  the  allowance  at a level  considered  adequate to cover future  losses.  The allowance is  management's  best estimate of  uncollectible amounts and is determined based on historical performance that is tracked by the
Company on an ongoing basis.

Long-Lived Assets
-----------------

The Company  reviews its  long-lived  assets for impairment  whenever  events or changes in circumstances  indicate that the carrying amount of the asset may not be recovered.  The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired.

Customer Deposits
-----------------

Customer deposits consist primarily of deposits on bottles and equipment.

Stock Based Compensation
------------------------

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

                                                           For the Years Ended
                                                                 March 31,
                                                         -------------------------
                                                              2005         2004
                                                         ------------ ------------

Net loss - as reported                                   $  (547,504) $    (85,446)
Net loss - pro forma                                     $  (591,002) $   (122,005)
Basic and diluted loss per common share - as reported    $      (.18) $       (.03)
Basic and diluted loss per common share - pro forma      $      (.20) $       (.04)

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used:

                                                           For the Years Ended
                                                                 March 31,
                                                         -------------------------
                                                              2005         2004
                                                         ------------ ------------

Approximate risk free rate                                   4.5%           4%
Average expected life                                      10 years      10 years
Dividend yield                                                0%            0%
Volatility                                                   128%          191%
Estimated fair value of total options granted               $43,498       $36,559

Basic and Diluted Earnings Per Common Share
-------------------------------------------

In accordance  with FAS 128  "Earnings per Share," basic  earnings per share are computed by dividing net income by the number of weighted  average common shares outstanding  during the year.  For the years ended March 31, 2005 and 2004,  the
Company had 741,500  stock  options and  warrants  that were not included in the computation of loss per share because their effect was  anti-dilutive;  however, if the Company were to achieve profitable  operations in the future,  they could potentially  dilute  such  earnings.  The  basic and  diluted  loss per share is equivalent and accordingly only basic loss per share has been reported.

Fair Value of Financial Instruments
-----------------------------------

The  carrying  amounts of financial  instruments  including  cash,  receivables, accounts  payable and accrued expenses  approximated  fair value as of March 31,
2005 because of the relatively short maturity of these instruments.

The carrying  amounts of notes receivable and long-term debt  approximates  fair value  as of  March  31,  2005  because  interest  rates  on  these  instruments approximate market interest rates.

Revenue Recognition
-------------------

Revenue is  recognized  on the sale of products as customer  shipments are made.
Returns  are  estimated  and  recorded  at the time of sale.  Rental  revenue is recognized on a monthly basis upon commencement of the lease agreement.

Promotional Expense - Consideration to Vendors
----------------------------------------------

In  accordance  with EITF 01-09,  the  Company  recognizes  certain  promotional expense as a reduction in revenues.  These costs included off invoice  discounts to resellers and promotions for  customers.  Arrangements  with vendors that are classified as an expense meet the requirements of EITF 01-09 because the benefit to the Company in return for a fee is separate from the purchase of the product.

Advertising Costs
-----------------

The Company expenses advertising costs as incurred.  Advertising expense for the years ended March 31, 2005 and 2004 were $650,327 and $670,253, respectively.

Comprehensive Income
--------------------

The Company did not engage in any activities that would result in  comprehensive income being different than net income.

Use of Estimates
----------------

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

Reclassifications
-----------------

Certain  amounts in the 2004  financial  statements  have been  reclassified  to conform to the 2005 presentation.

Recently Issued Accounting Pronouncements
-----------------------------------------

In July 2002, the Public Company  Accounting Reform and Investor  Protection Act
of 2002 (the Sarbanes-Oxley Act) was enacted. Section 404 stipulates that public companies  must take  responsibility  for  maintaining  an  effective  system of
internal   control.   The  act  requires  public  companies  to  report  on  the effectiveness  of their  control over  financial  reporting and obtain an attest report from their independent  registered  public accountant about  management's report. The act requires most public companies (accelerated filers) to report on the company's  internal control over financial  reporting for fiscal years ended on or after November 15, 2004. Other public companies  (non-accelerated  filers)
must begin to comply with the new requirements  related to internal control over financial reporting for their first fiscal year ending on or after July 15, 2006 under the latest  extension  granted by the Securities and Exchange  Commission.
The Company is a  non-accelerated  filer and  therefore  does not have to comply with section 404 of the act until 2006.

In May 2004, the FASB issued FASB Staff Position ("FSP") FAS 106-2,  "Accounting
and  Disclosure   Requirements  Related  to  the  Medicare   Prescription  Drug,
Improvements and Modernization Act of 2003." This statement requires the Company to  disclose  the  effects of the Act and to assess the impact of the subsidy on
the   accumulated   postretirement   benefit   obligation   and   net   periodic
postretirement  benefit  cost in the first  interim or annual  period  beginning after June 15, 2004.  The Company has not reflected any amount  associated  with the subsidy as it does not provide postretirement benefits.

In November  2004 the  Financial  Accounting  Standards  Board  ("FASB")  issued
Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs -
an amendment of ARB No. 43, Chapter 4". This statement  clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material  (spoilage).  This  statement  requires  that  these  types of costs be recognized as current period  charges.  SFAS No. 151 is effective  prospectively for inventory  costs incurred during fiscal years beginning after June 15, 2005, with earlier  application  permitted for such costs incurred during fiscal years beginning  after November 24, 2004.  Management  does not expect the adoption of
SFAS No. 151 to have a significant impact on the Company's financial statements.

In December 2004 the FASB issued SFAS No. 153,  "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29". SFAS No. 153 amends Accounting Principles
Board ("APB")  Opinion 29  concerning  the  accounting  for exchanges of similar productive assets.  Such transactions should be accounted for at fair value, the
basic  principle  for  nonmonetary  transactions,   unless  the  exchange  lacks
commercial  substance.  The  effective  date of SFAS No. 153 is for  nonmonetary asset exchanges  taking place in fiscal years beginning after December 16, 2004.
The  Company  does not expect SFAS No. 153 to have a  significant  impact on the
Company's financial statements.

In  December,  2004 the FASB issued SFAS No. 123  (revised  2004),  "Share Based
Payment".   This  statement  replaces  SFAS  123,  "Accounting  for  Stock-Based
Compensation,"  and supersedes APB Opinion 25,  "Accounting  for Stock Issued to
Employees."  SFAS No. 123 (revised  2004)  requires that the cost of share-based payment  transactions  (including  those with  employees and  non-employees)  be recognized  as  compensation  costs in the  financial  statements.  SFAS No. 123
(revised  2004)  applies to all  share-based  payment  transactions  in which an entity  acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by  incurring  liabilities  in amounts  based (even in part) on the price of the entity's  shares or other equity  instruments,  or that require (or may require)
settlement  by the issuance of an entity's  shares or other equity  instruments.
This  statement  applies  to all new  awards  granted  during  the  fiscal  year beginning  after June 15,  2005 and to  previous  awards  that are  modified  or cancelled after such date. If adopted as proposed, we would record as an expense the fair value of the options we have issued.  Based on the number of options we
have  issued,   this  proposed  statement  would  increase  our  net  losses  by
approximately   $44,000  for  the  fiscal  year  ended  March  31,  2005.   This
pronouncement would be effective for the fiscal year beginning April 1, 2006.

In December 2004, the FASB issued FSP FAS 109-1,  "Application of FASB Statement
No.  109,  "Accounting  for Income  Taxes," to the Tax  Deduction  on  Qualified
Production  Activities  Provided  by the  American  Jobs  Creation  Act of  2004
("AJCA")."  The  AJCA  introduces  a  special  9%  tax  deduction  on  qualified production activities. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Based upon the Company's preliminary evaluation of the effects of this guidance, we do not believe that it will have a significant  impact on the  Company's  financial statements.

In December  2004,  the FASB issued FSP FAS 109-2,  "Accounting  and  Disclosure
Guidance for the Foreign  Earnings  Repatriation  Provision  within the American
Jobs  Creations  Act of 2004." The AJCA  introduces a limited time 85% dividends received  deduction on the  repatriation of certain  foreign  earnings to a U.S.
taxpayer  (repatriation  provision),  provided certain criteria are met. FSP FAS
109-2  provides   accounting  and  disclosure   guidance  for  the  repatriation
provision. Based upon the Company's preliminary evaluation of the effects of the repatriation  provision,  we do not believe  that it will have any impact on the
Company's financial statements.

During March 2005, the Securities  Exchange  Commission  issued Staff Accounting
Bulletin  ("SAB") No. 107,  guidance on SFAS No. 123 (revised 2004). SAB No. 107 was  issued  to  assist  preparers  by  simplifying  some to the  implementation challenges of SFAS No 123 (revised 2004) while  enhancing the  information  that investors  receive.  The Company will consider the guidance  provided by SAB No.
107 as it implements SFAS No. 123 (revised 2004) during fiscal 2006.

Note 2 - Balance Sheet Disclosures

Accounts receivable consist of the following at March 31, 2005:

Accounts receivable
  Accounts receivable                                    $     835,837
  Allowance for doubtful accounts                              (80,000)
                                                         -------------
                                                         $     755,837
                                                         =============

Property, plant and equipment consist of the following at March 31, 2005:

Property, plant and equipment
  Land                                                   $   1,000,263
  Buildings and improvements                                 3,904,381
  Machinery and equipment                                    3,569,011
  Office furniture and fixtures                                319,786
                                                         -------------
                                                             8,793,441
  Less accumulated depreciation and amortization            (4,358,790)
                                                         -------------
                                                         $   4,434,651
                                                         =============

Water rights consist of the following at March 31, 2005:

Water rights                                             $     179,500
Less accumulated amortization                                  (95,924)
                                                         -------------
                                                         $      83,576
                                                         =============

Other assets consist of the following at March 31, 2005:

Other assets
  Customer lists, loan fees, and other                   $     215,680
  Accumulated amortization                                     (61,580)
                                                         -------------
                                                         $     154,100
                                                         =============

Accrued expenses consist of the following at March 31, 2005:

Accrued expenses
  Accrued payroll and taxes                              $      49,000
  Accrued property taxes                                       139,391
  Accrued sales taxes                                           47,984
                                                         -------------
                                                         $     236,375
                                                         =============

Note 3 - Sale of Real Estate

During the year ended March 31, 2002,  the Company  entered into an agreement to sell  certain  parcels of real estate to two senior  executives  of the Company,
Messrs.  Larson and Sipple,  for a total of $900,000.  The Company received cash from the sale of  $500,000.  The  Company  also  provided  60 month  carry  back financing  of $400,000  with  interest  at 7.5% that has been  recorded as notes receivable  related party and includes $108,356 of accrued interest at March 31,
2005. The collateral on the notes receivable  included a junior deed of trust on the properties and shares of common stock. During the year ended March 31, 2003, the Board of Directors  determined  that  250,000  shares of common stock of the
Company was  sufficient  collateral and released the junior deed of trust on the properties.  During 2002, the Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note.

In July 2001,  when the Board of Directors  authorized the  aforementioned  real estate transactions, the Company also authorized the sale of certain real estate at the then fair value to Mr. Martin, another officer of the Company. Because of county land approval  processes and associate  delays,  the officer's  option to purchase the real estate has been extended through September 26, 2007.

Note 4 - Line of Credit

The  Company  has a bank line of  credit  that  provides  for  borrowings  up to
$500,000  subject to  certain  borrowing  base  requirements,  requires  monthly interest  payments  calculated at prime plus 0.5% (6.25% at March 31, 2005) with all unpaid  principal and interest due in August 2005. The line includes certain reporting  and  financial  covenants  and is  cross-collateralized  by  accounts receivable,  inventory  and  defined  real  property  and  guaranteed  by  three stockholders  and officers of the Company.  The outstanding  balance on the line was $300,000 at March 31, 2005.

Note 5 - Capital Leases

The Company has acquired  assets under the provisions of long-term  leases.  For financial reporting purposes, minimum lease payments relating to the assets have been  capitalized.  The leases  expire  between  April 2005 and  December  2005.
Amortization of the leased property is included in depreciation and amortization expense.

The assets under capital lease have cost and accumulated amortization as follows at March 31, 2005:

Cost                                                     $     187,506
Less accumulated amortization                                  (67,295)
                                                         -------------
                                                         $     120,211
                                                         =============

Maturities of capital lease obligations are as follows:

Year Ending March 31,
---------------------
       2006                                              $      35,966
                                                         -------------
       Total minimum lease payments                             35,966
       Amount representing interest                             (4,331)
                                                         -------------
       Present value of net minimum lease payments              31,635
       Less current portion                                    (31,635)
                                                         -------------

       Long-term capital lease obligations               $           0
                                                         =============

Note 6 - Long-Term Debt

Long-term debt is as follows at March 31, 2005

Note  payable to a bank with  interest  at .75% over prime  (6.25% at
 March 31, 2005).  The note calls for monthly  principal and interest payments  of $9,356 and matures  August  2026.  Collateralized  by a second deed of trust on the  building  and land  purchased  with the proceeds and  guaranteed by the Small  Business  Administration  and three  stockholders  and  officers  of  the  Company.  The  note  is
 subject to certain restrictive covenants.                             $   1,315,426

Note  payable to a bank with  interest  at .75% over prime  (6.25% at
 March 31, 2005).  The note calls for monthly  principal and interest payments of $9,279 and matures  August 2026.  Collateralized  by the building and land  purchased  with the proceeds  and  guaranteed  by three  stockholders  and  officers  of  the  Company.  The  note  is
 subject to certain restrictive covenants.                                 1,315,042

Note payable to a bank with  interest at prime  adjusted  bi-annually
 (4.75% at March 31, 2005). The note calls for monthly  principal and interest  payments of $9,858 with all unpaid  principal and interest due June 2012.  Cross-collateralized  by substantially all assets of the Company and  guaranteed  by three  stockholders  and officers of
 the Company.                                                                723,247
                                                                       -------------
                                                                           3,353,715
      Less current portion                                                  (141,249)
                                                                       -------------
                                                                       $   3,212,466
                                                                       =============

Maturities of long-term obligations are as follows:

Year Ending March 31,
---------------------
        2006                                                   141,249
        2007                                                   154,202
        2008                                                   162,705
        2009                                                   171,685
        2010                                                   181,172
        Thereafter                                           2,542,702
                                                         -------------
                                                         $   3,353,715
                                                         =============

Note 7 - Income Taxes

The Company  recognizes  deferred  tax  liabilities  and assets for the expected future tax  consequences  of events  that have been  included  in the  financial statements or tax returns.  Deferred tax  liabilities  and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities  using the enacted tax rates in effect for the year in which the differences  are expected to reverse.  The measurement of deferred tax assets is reduced,  if necessary,  by the amount of any tax benefits that are not expected to be realized based on available  evidence.  The Company expects future taxable income and, therefore, believes it will recognize future benefits related to its deferred  tax asset.  The  Company  has  recorded  an income tax  receivable  of approximately  $30,000 for the current year taxable  income that will be carried back against federal taxes paid for the year ended March 31, 2003.

The net  current  and  long-term  deferred  tax  assets and  liabilities  in the accompanying balance sheet include the following at March 31, 2005:

Current deferred tax asset                               $     29,064
Current deferred tax liability                                      -
                                                         ------------

Net current deferred tax asset                           $     29,064
                                                         ============

Long-term deferred tax asset                             $      2,285
Long-term deferred tax liability                             (191,854)
                                                         ------------

Net long-term deferred tax liability                      $  (189,569)
                                                         ============

Temporary  differences  giving rise to the net  deferred  tax  liability  are as follows at March 31, 2005:

Allowance for doubtful accounts                          $      29,064
Property and equipment                                        (173,951)
Other assets                                                      (194)
Deferred gain                                                  (15,424)
                                                         -------------
                                                          $   (160,505)
                                                         =============

The  following is a  reconciliation  of the  statutory  federal  income tax rate applied to pre-tax  accounting  net income  compared to the income tax (expense)
benefit in the statements of income:

                                                              For the Years Ended
                                                                   March 31,
                                                         ---------------------------
                                                              2005          2004
                                                         ------------- -------------

Federal income taxes computed at statutory rate          $     207,864 $      43,129
State income taxes and other                                     2,693        (9,860)
Stock based compensation associated with issuance of
 warrants                                                     (146,693)            -
                                                         ------------- -------------
                                                         $      63,864 $      33,269
                                                         ============= =============

Note 8 - Commitments

Operating Leases
----------------

The Company  leases  delivery  trucks,  vehicles,  equipment and property  under non-cancelable  operating leases. Rent expense for these leases was $546,020 and
$547,123 for the years ended March 31, 2005 and 2004, respectively.

Future minimum lease payments under these leases are approximately as follows:

Year Ending March 31,
---------------------
        2006                                             $     409,853
        2007                                                   249,277
        2008                                                   181,208
        2009                                                   173,255
        2010                                                    59,573
        Thereafter                                               7,834
                                                         -------------
                                                         $   1,081,000
                                                         =============

Management Consulting and Finders Agreement
-------------------------------------------

On January 4, 2005, the Company entered into a Management Consulting and Finders
Agreement  with Capital  Merchant  Bank,  LLC. Under the terms of the Management
Consulting  and  Finders  Agreement,  Capital  Merchant  Bank  agreed to provide certain  consulting  services to assist the Company in its business  development efforts. Pursuant to the terms of the Agreement, the Company has made an initial payment of $25,000 to Capital  Merchant  Bank,  and will be  obligated to pay an additional $175,000 upon completion of a qualified  financing.  Thereafter,  the
Company  will be  obligated  to pay to Capital  Merchant  Bank a fee of $200,000
every  six  months,   unless  the  Agreement  is  terminated  by  either  party.
Termination  of the Agreement  requires 60 days' written notice to the party not terminating the Agreement. As part of the agreement,  the Company also agreed to issue warrants to Capital Merchant Bank, LLC as described in note 9.

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

As of January 1, 2003,  the State  Engineer is no longer  authorized  to approve substitute  supply  plans of the nature in which the Company was  enrolled.  The
Company  filed  application  for a  substitute  water supply plan to protect its right to withdraw water pending the Water Court's review of an application for a permanent augmentation plan. The Substitute Water Supply Plan has been approved, but expires on October 23, 2005. Renewal application must be filed no later than
90 days prior to expiration.

The Company is also pursuing other possible supply sources for use in augmenting the stream flows as a result of the Company's  withdrawals of water. There is no assurance that any of the renewal  applications,  Water Court  applications  for permanent  augmentation,  or any other alternative  arrangements being sought by
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
-------------

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

The following table presents the activity for options outstanding:
                                                                          Weighted
                                                                           Average
                                                              Stock       Exercise
                                                             Options        Price
                                                         -------------  ------------

Outstanding - March 31, 2003                                   584,500          2.85
      Granted                                                   16,500          1.75
      Forfeited/canceled                                       (11,500)         1.90
      Exercised                                                     -             -
                                                         -------------  ------------

Outstanding - March 31, 2004                                   589,500          2.85
      Granted                                                   22,500          2.00
      Forfeited/canceled                                      (220,500)         2.98
      Exercised                                                     -             -
                                                         -------------  ------------

Outstanding - March 31, 2005                                   391,500  $       2.69
                                                         =============  ============

The following table presents the composition of options outstanding and exercisable:

                            Options Outstanding                 Options Exercisable
                         ----------------------- ----------- -----------------------
     Exercise Prices        Number      Price*       Life*      Number      Price*
-----------------------  ----------- ----------- ----------- ----------- -----------
      1.75                    19,000        1.75         7.2      19,000        1.75
      2.00                    26,500        2.00         8.4      26,500        2.00
      2.75                   335,000        2.75         3.1     306,000        2.75
      3.88                     5,500        3.88         5.1       5,500        3.88
      4.25                     5,500        4.25         4.1       5,500        4.25
                         ----------- ----------- ----------- ----------- -----------

Total - March 31, 2005       391,500 $      2.69         3.7     362,500 $      2.68
                         =========== =========== =========== =========== ===========

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Warrants
--------

In  connection  with a consultant  agreement  entered into in January  2005,  as described in note 8, the Company issued warrants to purchase 1,000,000 shares of common stock at $3.00 per share. Based on the agreement 350,000 were immediately vested. The remaining warrants will vest upon completion of terms set for in the
consulting  agreement.   The  warrants  have  an  expiration  of  January  2008.
Consulting  expense was calculated on the 350,000 vested warrants and determined to have a value of $431,451  based upon the  Black-Scholes  option pricing model using the following assumptions:  risk free rate 3.38%, 3 year term, no dividend yield and volatility of 120.62%.

Note 11 - Employee Benefit Plan

The  Company  has  adopted  a 401(k)  profit  sharing  plan  for its  employees.
Employees  become  eligible to  participate in the plan once they have completed one year of  service  and have  reached  21 years of age.  Contributions  by the
Company and employees vest  immediately.  The Company matches 100% of employees'
contributions up to 3% of the employees' gross pay. During the years ended March
31,  2005 and 2004,  the Company  matched  approximately  $48,000  and  $40,000, respectively. No discretionary profit sharing contributions were approved by the
Board of Directors for the years ended March 31, 2005 and 2004.

Note 12 - Subsequent Events

Subsequent to year-end, the Company granted options to purchase 22,000 shares of the Company's  common stock at an exercise  price of $1.75 (fair market value at the date of grant) to employees of the Company. All options were fully vested at the date of grant.

Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
Financial Disclosure

There  have  been no  disagreements  between  the  Company  and its  independent accountants  on any matter of  accounting  principles  or practices or financial statement disclosure since the Company's inception.

Item 8A.  Controls and Procedures

(a)  Evaluation  of  Disclosure  Controls and  Procedures.  As of the end of the
period covered by this report, the Company carried out an evaluation,  under the supervision  and with the  participation  of  management,  including  the  Chief
Executive  Officer and Chief  Financial  Officer,  of the  effectiveness  of the design and operation of the Company's  disclosure  controls and  procedures  (as defined in Rule 13a-15(e))  under the Securities  Exchange Act of 1934.  Control deficiencies  have been identified by management in  consultation  with Ehrhardt
Keefe Steiner & Hottman PC, the Company's independent auditors.  Certain matters involving  internal control  deficiencies  considered to be a material  weakness have been reported to the board of directors.  The material weaknesses relate to a lack of  technical  expertise  as it  related to  complex  accounting  matters associated  with the  issuance  of warrants  and the impact on  deferred  income taxes.

(b)  Changes in  Internal  Controls.  There  were no  changes  in the  Company's internal  control over financial  reporting during the year ended March 31, 2005 that materially  affected,  or were reasonably  likely to materially  affect the
Company's internal control over financial reporting.

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

                                                          Tenure as
                                                          Officer or
             Name          Age         Position(s)           Director
      -----------------------------------------------------------------
      Douglas A. Larson*    50  President and Director       1986 to
                                                             present

      Kevin M. Sipple       49  Vice President,              1986 to
                                Secretary and Director       present

      Jeremy S. Martin      50  Vice President and           1986 to
                                Director                     present

      Robert E. Weidler     60  Vice President               1998 to
                                                             present

      Cathleen M. Shoenfeld 36  Chief Financial Officer      1998 to
                                                             present

      Kate Janssen          33  Vice President               2002 to
                                                             present

      George J. Schmitt*    73  Director                     1998 to
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

Section 16(a) of the Exchange Act requires the Company's directors and executive officers and  beneficial  owners of more than 10% of the  Company's  outstanding common stock (collectively,  "Insiders") to file reports with the SEC disclosing direct and indirect  ownership of the Company's common stock and changes in such ownership.  The rules of the SEC require  Insiders  to provide the Company  with copies of all Section  16(a)  reports  filed with the SEC.  Based  solely upon a review of  copies of  Section  16(a)  reports  received,  the  Company  believes
Insiders have complied  with all Section  16(a) filing  requirements  applicable since April 1, 2004,  except that Capital Merchant Bank, LLC, a beneficial owner of more than 10% of the Company's outstanding common stock, has not filed a Form
3 reporting its acquisition of such  beneficial  ownership or a From 4 reporting the  grant of  warrants  to  Capital  Merchant  Bank to  purchase  shares of the
Company's common stock.

The Company is formulating a code of ethics to apply to the Company's  principal executive officer, principal financial officer and principal accounting officer.
The Company has relied in the past,  and  continues  to rely,  on the  Company's policies applying to all employees  generally as well as on general standards of honest and ethical conduct to ensure that its management adheres to high ethical standards. However, in view of the important role served by the Company's senior financial management,  the Company has determined that adoption of a formal code of ethics pertaining to senior management is appropriate.  Following  completion and adoption of the  Company's  Corporate  Code of Ethics and Business  Conduct,
which is expected  during the  Company's  second  fiscal  quarter of the current fiscal  year,  the code will be  available to any person  without  charge,  upon request.  A request for the  Company's  code of ethics can be made in writing to the Company's chief financial officer, Eldorado Artesian Springs, Inc., P.O. Box
445,  Eldorado  Springs,  CO 80025.  The Company  intends to make  available any amendments  to or waivers of the code within five  business  days  following the date of such amendment or waiver.

The Board of  Directors  has  determined  that Mr.  George  Schmitt is an "audit committee  financial  expert"  as defined in SEC  rules.  Over his  career,  Mr.
Schmitt has served in positions of corporate leadership and has an understanding of generally accepted accounting principles, financial statement preparation and analysis and an  understanding  of audit  committee  functions.  Mr. Schmitt has acquired such skills through education and experience.

Item 10.  Executive Compensation.

                                 Summary Compensation Table

        Name and                  Salary    Bonus    All Other Compensation (1)
   Principal Position      Year     ($)      ($)                ($)
   ------------------      ----     ---      ---                ---

Douglas A. Larson, CEO     2005  $117,254     -               $19,053
                           2004  $112,688     -               $19,643
                           2003  $112,087   $7,820            $14,490

Kevin Sipple, VP           2005  $118,033     -               $12,818
                           2004  $113,353     -               $12,330
                           2003  $112,007   $7,818            $ 9,144

Jeremy Martin, VP          2005  $118,475     -               $13,427
                           2004  $113,652     -               $13,323
                           2003  $112,072   $7,879            $12,591

(1)  Other annual compensation  includes annual health care premiums, a 3% match for all contributions to the 401(k) plan and a car allowance.

Compensation of Outside Directors

Each outside director receives  compensation  totaling $1,000 for each annual or special  meeting of the board he attends  in person or by  qualified  electronic means. In addition,  each outside  director will receive  compensation  totaling
$500 for each committee  meeting he attends in person or by electronic means. If the Company engages an outside director as an independent  consultant,  for such duties and  responsibilities as the president  determines,  the outside director will be compensated at the rate of $150 per hour,  plus nominal travel  expenses as agreed upon if needed.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The  following  table sets forth  certain  data with respect to the only persons known by the Company to be the beneficial  owners of more than five percent (5%)
of the  outstanding  shares of common  stock of the Company as of March 31, 2005 and for all Officers and  Directors as a group.  The persons  indicated  are the sole beneficial owners of the stock and possess sole voting and investment power with respect to the shares indicated.

                                          Number of    Percent
 Name and Address of Beneficial Owners      Shares      Owned
----------------------------------------------------------------

 Kevin M. Sipple......................       763,674      25.5%
 43 Fowler Lane
 Eldorado Springs, CO 80025

Douglas A. Larson.....................       782,005(1)   25.5%
12 Baldwin Circle
Eldorado Springs, CO 80025

Jeremy S. Martin......................       771,060      25.8%
2707 - 4th Street
Boulder, CO 80302

Capital Merchant Bank, LLC............       350,000(3)   10.5%
204 E. Witchwood Lane
Lake Bluff, IL 60044

All Officers and Directors as a Group,     2,937,739      80.8%
6 persons(2) .........................

(1)  Mr.  Larson's  shares  include  options  to buy 20,000  shares  held by Mr.
     Larson's spouse.

(2)  The shares owned by all officers and directors as a group  include  options to buy 291,000 shares,  of which 100,000 options are held by Ms. Shoenfeld,
     100,000  options are held by Mr.  Weidler,  71,000  options are held by Ms.
     Janssen and 20,000 options are held by Mr. Larson's spouse.

(3)  Shares owned by Capital Merchant Bank, LLC are shares underlying  warrants, exercisable for $3.00 per share. The warrants expire on January 4, 2008.

Item 12.  Certain Relationships and Related Transactions.

In August 2001, the Company entered into an agreement to sell certain parcels of real estate to Messrs.  Larson and Sipple for a total of  $900,000.  The Company received  cash from the sale of  $500,000.  The Company  also  provided 60 month carry back  financing of $400,000  with  interest at 7.5% due annually  that has been recorded as notes  receivable  related  party.  The collateral on the notes receivable  included  a junior  deed of trust on the  properties  and  shares of common  stock.  During the year ended  March 31,  2003,  the Board of  Directors determined  that 250,000  shares of common  stock of the Company was  sufficient collateral  and  released the junior deed of trust on the  properties.  The note receivables include $108,356 of accrued interest at March 31, 2005.

The Company  recognized a gain on the real estate sales of $519,937 and deferred an additional  $357,544 of gain as required by the terms of the carry back note.
In July 2001,  when the Board of Directors  authorized the  aforementioned  real estate transactions, the Company also authorized the sale of certain real estate at the then fair value to Mr. Martin, another officer of the Company. Because of county land approval  processes and associated  delays,  the officer's option to purchase the real estate has been extended through September 26, 2007.

On January 4, 2005, the Company entered into a Management Consulting and Finders
Agreement  with Capital  Merchant  Bank,  LLC. Under the terms of the Agreement,
Capital  Merchant Bank agreed to provide certain  consulting  services to assist the Company in its business development efforts.

Pursuant to the terms of the Agreement,  the Company has made an initial payment of $25,000 to Capital  Merchant Bank, and will be obligated to pay an additional
$175,000 upon completion of a qualified financing.  Thereafter, the Company will be obligated to pay to Capital Merchant Bank a fee of $200,000 every six months, unless the Agreement is terminated by either party. Termination of the Agreement requires 60 days' written notice to the party not terminating the Agreement. The
Company  also  issued to  Capital  Merchant  Bank a Warrant  to  purchase  up to
1,000,000  shares of the  Company's  common  stock,  subject to  completion of a qualified financing and continuation of the Agreement,  for an exercise price of
$3.00 per share.

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
                                                 Registration Statement No.
                                                 333-68553

10.4         Small Business Administration Note  Incorporated by reference to
             - U.S. Bank, August 21, 2001        Exhibit 10.4 filed with
                                                 Eldorado's Form 10-KSB for
                                                 the fiscal year ended March
                                                 31, 2003

10.5         U.S. Bank, August 21, 2001          Incorporated by reference to
             Deed of Trust                       Exhibit 10.5 filed with
                                                 Eldorado's Form 10-KSB for
                                                 the fiscal year ended March
                                                 31, 2003

10.6         U.S. Small Business Administration  Incorporated by reference to
             Note - Bank of West August 21, 2001 Exhibit 10.6 filed with
                                                 Eldorado's Form 10-KSB for
                                                 the fiscal year ended March
                                                 31, 2003

10.7         Bank of West, August 21, 2001,      Incorporated by reference to
             Deed of Trust                       Exhibit 10.7 filed with
                                                 Eldorado's Form 10-KSB for
                                                 the fiscal year ended March
                                                 31, 2003

10.8         Note receivable - Doug Larson       Incorporated by reference to
                                                 Exhibit 10.8 filed with
                                                 Eldorado's Form 10-KSB for
                                                 the fiscal year ended March
                                                 31, 2003

10.9         Doug Larson - Pledge agreement      Incorporated by reference to
                                                 Exhibit 10.9 filed with
                                                 Eldorado's Form 10-KSB for
                                                 the fiscal year ended March
                                                 31, 2003

10.10        Note receivable - Kevin Sipple      Incorporated by reference to
                                                 Exhibit 10.10 filed with
                                                 Eldorado's Form 10-KSB for
                                                 the fiscal year ended March
                                                 31, 2003

10.11        Kevin Sipple - Pledge agreement     Incorporated by reference to
                                                 Exhibit 10.11 filed with
                                                 Eldorado's Form 10-KSB for
                                                 the fiscal year ended March
                                                 31, 2003

10.12        Management Consulting and Finders   Incorporated by reference to
             Agreement, dated as of January 4,   Exhibit 10.1 filed with
             2005, by and between the Company    Eldorado's Form 8-K files
             and Capital Merchant Bank, LLC      with the Securities and
                                                 Exchange Commission on
                                                 January 11, 2005.

10.13        Warrant to Purchase Shares of       Incorporated by reference to
             Common Stock, dated January 4, 2005 Exhibit 10.2 filed with
                                                 Eldorado's Form 8-K files
                                                 with the Securities and
                                                 Exchange Commission on
                                                 January 11, 2005.

31.1         Certification of Chief Executive
             Officer Pursuant to Rule 13a-14(a).

31.2         Certification of Chief Financial
             Officer Pursuant to Rule 13a-14(a).

32.1         Certification of Chief Executive
             Officer Pursuant to Rule 13a-14(a)
             and 18 U.S.C. Section 1350.

32.2         Certification of Chief Financial
             Officer Pursuant to Rule 13a-14(a)
             and 18 U.S.C. Section 1350.

     (b)  Reports on Form 8-K.
          -------------------

The  Company  filed a report  on Form 8-K on  January  11,  2005 to  report  its contract with Capital Merchant Bank, LLC, on items 1.01, 3.02, and 9.01.

Item 14.  Principal Accountant Fees and Services

1.    Audit Fees

Ehrhardt  Keefe  Steiner  and  Hottman PC fees for the  Company's  2004 and 2005 annual audits and reviews of the  Company's  quarterly  financial  statements or services  that are  normally  provided  by the  accountant  in  connection  with statutory or regulatory  filings or engagements were  approximately  $43,000 and
$37,000 respectively.

2.    Audit Related Fees

Ehrhardt Keefe Steiner and Hottman PC did not render any audit related  services to the Company in 2004 and 2005.

3.    Tax Fees

Ehrhardt Keefe Steiner and Hottman PC fees for tax  preparation  services to the
Company for 2004 and 2005 were approximately $3,500 for both fiscal years.

4.    All Other Fees

Ehrhardt Keefe Steiner and Hottman PC did not provide additional services to the
Company in 2004 and 2005.

5.   The Audit  Committee  approved  all services  performed  by Ehrhardt  Keefe
     Steiner and Hottman PC.

                                         SIGNATURES
                                         ----------

Pursuant to the requirements of Sections 13 or 15(d) of the Securities  Exchange
Act of 1934,  the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ELDORADO ARTESIAN SPRINGS, INC.

                                      By:   /s/Douglas A. Larson
                                            -----------------------
                                            Douglas A. Larson,
                                            President and Principal
                                            Executive Officer

Dated: June 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is  signed  below by the  following  persons  on behalf  of the  Company  in the capacities and on the dates indicated.

     Name and Capacity                                              Date
     -----------------                                              ----

 /S/ Douglas A. Larson                                          June 29, 2005
----------------------------------------------
Douglas A. Larson, President
and Director

/S/ Kevin M. Sipple                                             June 29, 2005
-----------------------------------------------
Kevin M. Sipple, Vice-President,
Secretary and Director

/S/ Cathleen Shoenfeld                                          June 29, 2005
-------------------------------------------
Cathleen Shoenfeld, Chief Financial Officer,
Chief Accounting Officer

/S/ Jeremy S. Martin                                            June 29, 2005
------------------------------------------------
Jeremy S. Martin, Vice-President
and Director

/S/ George J. Schmitt                                           June 29, 2005
------------------------------------------------
George J. Schmitt, Director