Form 10QSB
period 2005-06-30
ELDORADO ARTESIAN SPRINGS INC
filed 2005-08-15
CIK 796124

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarter Ended June 30, 2005
Commission File Number: 00-18235
Eldorado Artesian Springs, Inc.
(Exact name of registrant as specified in its charter as amended)

Colorado	84-0907853

(State or other jurisdiction of incorporation)	(IRS Employer Identification No.) Or organization)

1783 Dogwood Street Louisville, Colorado	80027

(Address of principal executive offices)	(Zip Code)
(303) 499-1316

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Number shares of common stock outstanding at the latest practicable date, August 15, 2005: 2,995,495.
Transitional Small Business Disclosure Format Yes ☐ No ☑

ELDORADO ARTESIAN SPRINGS, INC.
INDEX

Page
Part I — Financial Information

Item 1 - Financial Statements

Balance Sheets as of June 30, 2005 (Unaudited) and March 31, 2005	2

Unaudited Statements of Operations For the Three Months Ended June 30, 2005 and June 30, 2004	3

Unaudited Statements of Cash Flows For the Three Months Ended June 30, 2005 and June 30, 2004	4

Notes to Unaudited Financial Statements	5

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3 – Controls and Procedures	13

Part II — Other Information	14

Signatures	16

Exhibit Index	17
Certification Pursuant to Section 302 by CEO
Certification Pursuant to Section 302 by CFO
Certification Pursuant to Section 906 by CEO
Certification Pursuant to Section 906 by CFO

ELDORADO ARTESIAN SPRINGS, INC.
Balance Sheets

	June 30,	March 31,
	2005	2005
	(Unaudited)
Assets
Current assets
Cash	$167,788	$38,702
Accounts receivable
Trade, net of allowance of 80,000	809,971	755,837
Other	—	14,830
Inventories	211,550	240,733
Prepaid expenses and other	95,334	78,252
Income tax receivable	30,687	30,687
Deferred tax asset	29,064	29,064

Total current assets	1,344,394	1,188,105

Non-current assets
Property, plant and equipment – net	4,353,068	4,434,651
Notes receivable – related party	517,950	508,356
Water rights – net	82,454	83,576
Deposits	16,089	16,089
Other – net	149,571	154,100

Total non-current assets	5,119,132	5,196,772

Total	$6,463,526	$6,384,877

Liabilities and Stockholders’ Equity
Current liabilities
Line of credit	$306,150	$300,000
Accounts payable	383,670	245,756
Accrued expenses	192,167	236,375
Customer deposits	95,769	83,948
Current portion of capital lease obligations	17,214	31,635
Current portion of long-term debt	141,249	141,249

Total current liabilities	1,136,219	1,038,963

Non-current liabilities

Long-term debt, less current portion	3,176,737	3,212,466
Deferred tax liability	195,569	189,569
Deferred gain on the sale of real estate	357,544	357,544

Total non-current liabilities	3,729,850	3,759,579

Total liabilities	4,866,069	4,798,542

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized; 2,995,495 issued and outstanding	2,995	2,995
Additional paid-in capital	1,416,107	1,416,107
Retained earnings	178,355	167,233

	1,597,457	1,586,335

Total	$6,463,526	$6,384,877

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Operations

	For the Three Months Ended
	June 30,
	2005	2004
Revenue
Water and related	$1,966,014	$1,968,166
Resort operations	26,175	21,053

Net revenue	1,992,189	1,989,219

Cost of goods sold	401,165	282,754

Gross profit	1,591,024	1,706,465

Operating expenses
Salaries and related	775,579	811,868
Administrative and general	370,631	425,146
Delivery	180,626	186,429
Advertising and promotions	76,381	233,420
Depreciation and amortization	122,607	136,383

	1,525,824	1,793,246

Operating income (loss)	65,200	(86,781)

Other income (expense)
Interest income	9,594	7,527
Interest expense	(57,672)	(53,911)

	(48,078)	(46,384)

Net income (loss) before provision for income taxes	17,122	(133,165)

Income tax (expense) benefit	(6,000)	46,000

Net income (loss)	11,122	(87,165)

Basic earnings (loss) per common share	$0.00	$(0.03)

Diluted earnings (loss) per common share	$0.00	$(0.03)

Weighted average number of shares outstanding	2,995,495	2,995,495

Weighted average number of shares outstanding (diluted)	3,062,995	2,995,495

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Cash Flows

	Three Months Ended
	June 30,
	2005	2004
Cash flows from operating activities
Net loss	$11,122	$(87,165)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	122,607	136,383
Deferred income tax benefit	6,000	(45,696)
Accrued interest on related party note receivable	(9,594)	(7,500)
Changes in certain assets and liabilities
Accounts receivable	(39,304)	(22,661)
Inventories	29,183	24,616
Prepaid expenses and other	(17,082)	(1,661)
Accounts payable	137,914	(4,105)
Accrued expenses	(44,208)	(135,639)
Customer deposits	11,821	7,763

Net cash provided by (used in) operating activities	197,337	(135,665)

Cash flows from investing activities
Purchases of property and equipment	(35,373)	(39,219)

Net cash flows used in investing activities	(35,373)	(39,219)

Cash flows from financing activities
Payments on long-term obligations	(50,150)	(235,047)
Proceeds on line of credit	6,150	200,000

Net cash flows used in financing activities	(44,000)	(35,047)

Net increase (decrease) in cash	129,086	(97,219)

Cash — beginning of period	38,702	149,154

Cash — end of period	$167,788	$51,935

Supplemental disclosures of cash flow information:
Cash paid for interest for the three months ended June 30, 2005 and June 30, 2004 was $57,672 and $53,911 respectively.
See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Notes to Unaudited Financial Statements
Note 1 — Summary of Significant Accounting Policies
Interim Unaudited Financial Statements
The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended June 30, 2005 and 2004 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant’s annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended March 31, 2005.
Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the 2005 presentation.
Note 2 — Stockholders’ Equity
Stock Option Plan
The Company has adopted both SFAS 123 “Accounting for Stock-Based Compensation,” which requires disclosure of the fair value and other characteristics of stock options, and SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” which requires more prominent disclosure about the effects of an entity’s accounting policy decisions with respect to stock-based compensation on reported net income. The Company has chosen under the provisions of SFAS 123 to continue using the intrinsic-value method of accounting for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25). Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company’s option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income, basic and diluted income per common share would have been changed to the pro forma amounts indicated below:

	For the Three Months Ended
	June 30,
	2005	2004
Net income (loss) — as reported	$11,122	$(87,165)
Net loss — pro forma	$(21,689)	$(131,845)
Basic and diluted income (loss) per common share — as reported	$—	$(.03)
Basic and diluted loss per common share — pro forma	$(.01)	$(.05)
On May 1, 2005, the Company granted 22,000 options. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	For the Three Months Ended
	June 30,
	2005	2004
Approximate risk free rate	4.21%	4.53%
Average expected life	10 years	10 years
Dividend yield	0%	0%
Volatility	84.14%	165.37%
Estimated fair value of total options granted	$32,811	$44,680
Note 3 – Related Party Transactions
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% due annually that has been recorded as notes receivable related party and includes $117,950 of accrued interest at June 30, 2005. The collateral on the notes receivable included a junior deed of trust on the properties and shares of common stock. During the year ended March 31, 2003, the Board of Directors determined that the 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. During 2002, the Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note.
In July 2001, when the Board of Directors authorized the aforementioned real estate transactions, the Company also authorized the sale of certain real estate at the then fair value to another officer of the Company. Because of county land use approval processes and associated delays, the officer’s option to purchase the real estate has been extended through September 26, 2007.
Note 4 – Contingencies
Water Rights Contingency
When the Company purchased mountain property in 1983, included in the purchase price were certain water rights for Eldorado Springs. These water rights are relatively junior to other water rights in the South Boulder Creek and South Platte Basins. The Company has the right to beneficially use all of the water that emanates from the springs in accordance with its water rights unless a more senior rights holder makes a call on the water. A senior call might occur in the winter or when runoff is low and insufficient to meet the water needs of more senior water users below Eldorado Springs. Because of Colorado’s current drought conditions, the possibility of a senior call has increased. For many years, the Company has enrolled its water rights in a substitute supply plan approved by the State Engineer, which serves to protect the Company’s water supply in the event of a senior call.
As of January 1, 2003, the State Engineer is no longer authorized to approve substitute supply plans of the nature in which the Company was enrolled. The Company filed application for a substitute water supply plan to protect its right to withdraw water pending the Water Court’s review of an application for a permanent augmentation plan. The Substitute Water Supply Plan has been approved, but expires on October 23, 2005. Renewal application must be filed no later than 90 days prior to expiration.
The Company is also pursuing other possible supply sources for use in augmenting the stream flows as a result of the Company’s withdrawals of water. There is no assurance that any of the renewal applications, Water Court applications for permanent augmentation, or any other alternative arrangements being sought by the Company will be approved. If the Company’s applications for substitute or for a permanent augmentation plan are not approved and a senior call on the Company’s water supply is made, this would result in a significant financial impact on the Company. The Company will also incur significant expenses in connection with its efforts to obtain approval of these plans. In the event of the approval of a permanent augmentation plan, the Company will also incur additional expenses associated with its required purchase of additional water rights.
Line of Credit
The Company has a line of credit with Affiliated National Bank for $500,000 that matures August 2005. As of June 30, 2005 and as of the filing date, $306,150 was outstanding on this line of credit. Under this agreement, the Company is required to comply with certain covenants.
Note 5 – Commitments
On January 4, 2005, the Company entered into a Management Consulting and Finders Agreement with Capital Merchant Bank, LLC, effective as of January 4, 2005. Under the terms of the Agreement, Capital Merchant Bank has agreed to provide certain consulting services to assist the Company in its business development efforts.
Pursuant to the terms of the Agreement, the Company has made an initial payment of $25,000 to Capital Merchant Bank, and will be obligated to pay an additional $175,000 upon completion of a qualified financing. Thereafter, the Company will be obligated to pay to Capital Merchant Bank a fee of $600,000 payable in $200,000 installments every six months, unless the Agreement is terminated by either party. Termination of the Agreement requires 60 days’ written notice to the party not terminating the Agreement.
As required by the Agreement, on January 4, 2005, the Company issued to Capital Merchant Bank a Warrant to purchase up to 1,000,000 shares of the Company’s common stock for an exercise price of $3.00 per share. The warrant is immediately exercisable for up to 350,000 shares, and will become exercisable for up to an additional 350,000 shares upon completion by the Company of a qualified financing, and up to an additional 300,000 shares upon the six month anniversary of such qualified financing, unless the Agreement is sooner terminated. The Warrant may be exercised, to the extent exercisable from time to time, via a “cashless exercise” procedure, whereby the holder of the Warrant may surrender a portion of the Warrant shares in payment of the exercise price of the Warrant. The Warrant expires on January 4, 2008.
Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties that might adversely affect the Company’s operating results in the future in a material way. Such risks and uncertainties include but are not limited to the following: availability of debt and equity financing, ability to purchase additional water rights, interest rate fluctuations, effects of regional economic and market conditions, labor and marketing costs, operating costs, packaging costs, intensity of competition and legal claims.
Overview
Eldorado Artesian Springs, Inc. is a Colorado based company that is primarily involved in the bottling and marketing of natural artesian spring water. The spring is located in the foothills of the Colorado Rocky Mountains and is surrounded by thousands of acres of state and city park land, assuring a well protected source. The water rises up through many layers of sandstone under its own artesian pressure. Currently, Eldorado’s operations consist of its home/commercial delivery business (5 and 3 gallon bottles) and the PET (polyethylene terephtalate, a premium clear plastic container) consumer business. The Company also owns and operates a public swimming pool on its property during the summer months and rents a single-family home on the property.
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
Overview – Recent Trends
The Company had net income of $11,122 for the three months ended June 30, 2005 compared to a net loss of $87,165 for the same period ended June 30, 2004. The change in net income has been due largely to the decrease in total operating expenses. The Company has made a number of cost containment changes that have had a positive effect on the net income for the three months ended June 30, 2005.
The Company feels that the improvement in the results of operations is due in part to the improvement in the economic climate as well as positive changes that have been made to decrease overall operating expenses. The Company has implemented a program to offset the decline in cooler rentals and this has been well received by new customers allowing us to recognize a slight increase in sales to the home and office delivery customers.
We continue to pursue other channels to sell the smaller sized products and the introduction of contract packaging has helped increase sales in that product line. The Company will continue to pursue other products as the opportunities present themselves.
We will continue to be vulnerable to outside conditions beyond our control including the increase in fuel costs, insurance and raw materials. However, the Company expects to continue to improve operating efficiencies combined with increasing revenues to improve profitability.
Revenues
Revenues for the three months ended June 30, 2005 were $1,992,189 compared to $1,989,219 for the same period ended June 30, 2004, a increase of 0.01%.

Five and three gallon product sales including the rental of equipment to customers increased slightly from $1,295,970 for the three months ended June 30, 2004 to $1,296,737 for the three months ended June 30, 2005. This segment accounts for about 65% of the revenues for the three months ended June 30, 2005 and 2004. In order to compete against lower cost equipment that was being sold locally, the Company implemented a new plan (“Service Plan”) for customers that combines both the water and the equipment in the overall price that the customer is charged and therefore it is difficult to categorize the water and equipment separately. This Service Plan has been well received by the customers and the Company continues to utilize the Service Plan to attract and retain customers. As of June 30, 2005, the Company had approximately 14,500 delivery accounts compared to 13,700 as of June 30, 2004. In 2004, the Company added a new filter division to meet the changing demands of certain customers. The Company continues to pursue new accounts for this market. Revenues for the filter division increase from $8,018 for the three months ended June 30, 2004 to $12,424 for the three months ended June 30, 2005, an increase of 55%.
Sales of the one-gallon products decreased from $222,504 for the three months ended June 30, 2004 to $213,409 for the same period ended June 30, 2005, a decrease of 4.1%. The decrease in revenues for the one-gallon products is due to a 2.2% decrease in the total units and an overall decrease in average selling price. The Company began offering contract packaging for the one-gallon product to a large retail chain at a lower selling price.
Sales of the PET products (.5 liter, 24oz and 1 liter sizes) increased from $376,058 for the three months ended June 30, 2004 to $410,302 for the three months ended June 30, 2005, an increase of 9.1%. Recently, the Company began contract packaging for a large retail chain which contributed $59,801 to the revenues of the PET products. The Company bottles the water in the same size packages.
Cost of Goods Sold and Gross Profit
For the three months ended June 30, 2005 cost of goods sold was $401,165 compared to $282,754 for the same period ended June 30, 2004, an increase of 41.9%. Resulting gross profit for the three months ended June 30, 2005 was 79.9% of revenues compared with a gross profit of 85.8% for the three months ended June 30, 2004. The increase in cost of goods sold and the resulting decrease in gross profit is due to the change in the product mix being sold.
Operating Expenses
Total operating expenses for the three months ended June 30, 2005 decreased 14.9% to $1,525,824 from $1,793,246 for the same period ended June 30, 2004.
Salaries and Related Expenses
Salaries and related expenses decreased 4.5% for the three months ended June 30, 2005. Salaries and related expenses were $775,579 or 38.9% of sales for the three months ended June 30, 2005 compared to $811,868 or 40.8% of sales for the same period ended June 30, 2004. The decrease in salaries and related expenses is due to the consolidation of certain positions as well as overall efficiencies due to a stable workforce and procedural changes.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2005 decreased 12.8% to $370,631 from $425,146 for the same period ended June 30, 2004. The decrease in general and administrative expenses is due to cost containment procedures that have been implemented over the past nine months. Specifically, the company has been able to decrease costs associated with printing, repairs and operating supplies by utilizing in house staff and changes in suppliers. Additionally, the Company has incurred fewer costs associated with general and water related legal fees.

Advertising and Promotions
For the three months ended June 30, 2005 advertising and promotional expenses were $76,381 or 3.8% of sales compared to $233,420 or 11.7% of sales for the three months ended June 30, 2004, a decrease of 67.3%. Management has decreased advertising and promotional expenses target. Additionally, the Company incurred increased advertising and promotional expenses for the three months ended June 30, 2004 due to promotional programs that we chose not to continue resulting in lower expenses for the three months ended June 30, 2005.
Delivery Expenses
Delivery expenses decreased 3.1% to $180,626 or 9.1% of sales for the three months ended June 30, 2005 compared to $186,429 or 9.4% of sales for the same period ended June 30, 2004. Delivery costs fluctuate due to the change in revenues and the costs associated with the operation of additional delivery vehicles including insurance, service, and operational expenses. For the three months ended June 30, 2005 the Company utilized fewer deliver vehicles by utilizing more efficient load allocation.
Depreciation and Amortization
Depreciation and amortization decreased 10.1% for the three months ended June 30, 2005. Depreciation and amortization expenses for the three months ended June 30, 2005 were $122,607 or 6.2% of sales compared to $136,383 or 6.9% of sales for the three months ended June 30, 2004.
Interest Expense
For the three months ended June 30, 2005 net interest expense increased 3.7% as compared to the three months ended June 30, 2004, from $46,384 to $48,078. This increase was due to the increase in interest rates on certain notes outstanding.
Net Income and Net Loss
The Company reported net income for the three months ended June 30, 2005 of $11,122 compared to a net loss of $87,165 during the same period ended June 30, 2004.
Liquidity and Capital Resources
Trade accounts receivable for the three months ended June 30, 2005 were 7.2% higher than at the year ended March 31, 2005. Days sales outstanding remained constant at 37 days for the three months ended June 30, 2005 and 2004.
Cash flows provided by operating activities had a net inflow of $197,337 for the three months ended June 30, 2005 as compared to cash outflow of $135,665 for the three months ended June 30, 2004, an increase of $333,002. The increase in cash flows provided by operating activities was a combined result of the net income and change in accounts payable with the largest reconciling items being net income, accounts payable and depreciation.
Cash flow used in investing activities for the purchase of property and equipment and intangible assets used for electric coolers that are rented to delivery customers resulted in a net outflow of $35,373 for the three months ended June 30, 2005 compared to a net outflow of $39,219 for the same period ended June 30, 2004.

Cash flow used in financing activities, resulted in cash outflow of $44,00 for the three months ended June 30, 2005. The Company received proceeds from an available line of credit for $6,150. The Company also made payments on long-term obligations totaling $50,150.
The Company’s cash balance at June 30, 2005 increased by $129,086 from March 31, 2005.
The Company has a line of credit with Affiliated National Bank for $500,000. The line of credit was renewed in August 2004. The balance due on the line of credit as of June 30, 2005 was $306,150. The balance due is unchanged as of this filing. Under this agreement the Company is required to comply with certain covenants. As of June 30, 2005, the Company was in compliance with all covenants.
The following table sets forth our contractual commitments as of June 30, 2005:

Fiscal Year End	Long-Term Debt	Capital Lease	Operating Lease	Total
2006	141,249	17,214	276,472	434,935
2007	154,202	—	249,277	403,479
2008	162,705	—	181,208	343,913
2009	171,685	—	173,255	344,940
2010	181,172	—	59,573	240,745
Thereafter	2,506,973	—	7,834	2,514,807
Total	3,317,986	17,214	947,619	4,282,819
The Company has no other material commitments for capital expenditures.
On May 19, 1998, the Company registered 875,000 shares of the Company’s common for issuance pursuant to the 1997 stock option plan. The plan provides for the grant of stock options to employees, directors and consultants of the Company. As of June 30, 2005, 413,500 options were outstanding, of which 384,500 are fully vested. All of the options were granted at an option price representing 100% of the fair market value on the date of the grant as determined by the Board of Directors.
When the Company purchased mountain property in 1983, included in the purchase price were certain water rights for Eldorado Springs. These water rights are relatively junior to other water rights in the South Boulder Creek and South Platte Basins. The Company has the right to beneficially use all of the water that emanates from the springs in accordance with its water rights unless a more senior rights holder makes a call on the water. A senior call might occur in the winter or when runoff is low and insufficient to meet the water needs of more senior water users below Eldorado Springs. Because of Colorado’s current drought conditions, the possibility of a senior call has increased. For many years, the Company has enrolled its water rights in a substitute supply plan approved by the State Engineer, which serves to protect the Company’s water supply in the event of a senior call.
As of January 1, 2003, the State Engineer is no longer authorized to approve substitute supply plans of the nature in which the Company was enrolled. The Company filed application for a substitute water supply plan to protect its right to withdraw water pending the Water Court’s review of an application for a permanent augmentation plan. The Substitute Water Supply Plan has been approved, but expires on October 23, 2005. Renewal application must be filed no later than 90 days prior to expiration.
The Company is also pursuing other possible supply sources for use in augmenting the stream flows as a result of the Company’s withdrawals of water. There is no assurance that any of the renewal applications, Water Court applications for permanent augmentation, or any other alternative arrangements being sought by the Company will be approved. If the Company’s applications for substitute or for a permanent augmentation plan are not approved and a senior call on the Company’s water supply is made, this would result in a significant financial impact on the Company. The Company will also incur significant expenses in connection with its efforts to obtain approval of these plans. In the event of the approval of a permanent augmentation plan, the Company will also incur additional expenses associated with its required purchase of additional water rights.
On January 4, 2005, the Company entered into a Management Consulting and Finders Agreement with Capital Merchant Bank, LLC, effective as of January 4, 2005. Under the terms of the Agreement, Capital Merchant Bank has agreed to provide certain consulting services to assist the Company in its business development efforts, particularly with regard to the Company’s proposed development and operation of new water bottling plants and the Company’s proposed development and launch of a line of one-way recyclable water delivery containers for use in home and office water cooler systems.
Pursuant to the terms of the Agreement, the Company has made an initial payment of $25,000 to Capital Merchant Bank, and will be obligated to pay an additional $175,000 upon completion of a qualified financing. Thereafter, the Company will be obligated to pay to Capital Merchant Bank a fee of $600,000 payable in $200,000 installments every six months, unless the Agreement is terminated by either party. Termination of the Agreement requires 60 days’ written notice to the party not terminating the Agreement.
As required by the Agreement, on January 4, 2005, the Company issued to Capital Merchant Bank a Warrant to purchase up to 1,000,000 shares of the Company’s common stock for an exercise price of $3.00 per share. The warrant is immediately exercisable for up to 350,000 shares, and will become exercisable for up to an additional 350,000 shares upon completion by the Company of a qualified financing, and up to an additional 300,000 shares upon the six month anniversary of such qualified financing, unless the Agreement is sooner terminated. The Warrant may be exercised, to the extent exercisable from time to time, via a “cashless exercise” procedure, whereby the holder of the Warrant may surrender a portion of the Warrant shares in payment of the exercise price of the Warrant. The Warrant expires on January 4, 2008.
Other Recent Accounting Developments
In July 2002, the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted. Section 404 stipulates that public companies must take responsibility for maintaining an effective system of internal control. The act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attest report from their independent registered public accountant about management’s report. The act requires most public companies (accelerated filers) to report on the company’s internal control over financial reporting for fiscal years ended on or after November 15, 2004. Other public companies (non-accelerated filers) must begin to comply with the new requirements related to internal control over financial reporting for their first fiscal year ending on or after July 15, 2006 under the latest extension granted by the Securities and Exchange Commission. The Company is a non-accelerated filer and therefore does not have to comply with section 404 of the act until 2006.
In November 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4”. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage). This statement requires that these types of costs be recognized as current period charges. SFAS No. 151 is effective prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for such costs incurred during fiscal years beginning after November 24, 2004. Management does not expect the adoption of SFAS No. 151 to have a significant impact on the Company’s financial statements.
In December 2004 the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29”. SFAS No. 153 amends Accounting Principles Board (“APB”) Opinion 29 concerning the accounting for exchanges of similar productive assets. Such transactions should be accounted for at fair value, the basic principle for nonmonetary transactions, unless the exchange lacks commercial substance. The effective date of SFAS No. 153 is for nonmonetary asset exchanges taking place in fiscal years beginning after December 16, 2004. The Company does not expect SFAS No. 153 to have a significant impact on the Company’s financial statements.
In December, 2004 the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment”. This statement replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (revised 2004) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation costs in the financial statements. SFAS No. 123 (revised 2004) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement applies to all new awards granted during the fiscal year beginning after June 15, 2005 and to previous awards that are modified or cancelled after such date. If adopted as proposed, we would record as an expense the fair value of the options we have issued. Based on the number of options we have issued, this proposed statement would increase our net losses by approximately $33,000 for the quarter ended June 30, 2005. This pronouncement would be effective for the fiscal year beginning April 1, 2006.
In December 2004, the FASB issued FSP FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”).” The AJCA introduces a special 9% tax deduction on qualified production activities. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Based upon the Company’s preliminary evaluation of the effects of this guidance, we do not believe that it will have a significant impact on the Company’s financial statements.
During March 2005, the Securities Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107, guidance on SFAS No. 123 (revised 2004). SAB No. 107 was issued to assist preparers by simplifying some to the implementation challenges of SFAS No 123 (revised 2004) while enhancing the information that investors receive. The Company will consider the guidance provided by SAB No. 107 as it implements SFAS No. 123 (revised 2004) during fiscal 2006.
Item 3: CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934. Control deficiencies have been identified by management in consultation with Ehrhardt Keefe Steiner & Hottman PC, the Company’s independent auditors. Certain matters involving internal control deficiencies considered to be a material weakness have been reported to the board of directors.
(b) Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that materially affected, or were reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company filed an application for a substitute water supply plan to protect its right to withdraw water pending the Water Court’s review of an application for a permanent augmentation plan. The Substitute Water Supply Plan has been approved and will expire on October 23, 2005. A renewal application must be filed no later than 90 days prior to expiration. The Company plans to file a renewal application prior to the expiration of the substitute water supply plan.
The Company is also pursuing other possible supply sources for use in augmenting the stream flows as a result of the Company’s withdrawals of water. There is no assurance that any of the renewal applications, Water Court applications for permanent augmentation, or any other alternative arrangements being sought by the Company will be approved. If the Company’s applications for substitute or for a permanent augmentation plan are not approved and a senior call on the Company’s water supply is made, this would result in a significant financial impact on the Company. The Company will also incur significant expenses in connection with its efforts to obtain approval of these plans. In the event of the approval of a permanent augmentation plan, the Company will also incur additional expenses associated with its required purchase of additional water rights.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As required by the Agreement, on January 4, 2005, the Company issued to Capital Merchant Bank a Warrant to purchase up to 1,000,000 shares of the Company’s common stock for an exercise price of $3.00 per share. The warrant is immediately exercisable for up to 350,000 shares, and will become exercisable for up to an additional 350,000 shares upon completion by the Company of a qualified financing, and up to an additional 300,000 shares upon the six month anniversary of such qualified financing, unless the Agreement is sooner terminated. The Warrant may be exercised, to the extent exercisable from time to time, via a “cashless exercise” procedure, whereby the holder of the Warrant may surrender a portion of the Warrant shares in payment of the exercise price of the Warrant. The Warrant expires on January 4, 2008.
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

ELDORADO ARTESIAN SPRINGS, INC.

Date: August 15, 2005	By:	/s/ Douglas Larson

Douglas Larson, President

Date: Auguest 15, 2005	By:	/s/ Cathleen Shoenfeld

Cathleen Shoenfeld, Chief Financial Officer

ELDORADO ARTESIAN SPRINGS, INC.
Quarterly Report on Form 10-QSB
for the Quarter Ended June 30, 2005
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