Form 10QSB
period 2005-09-30
ELDORADO ARTESIAN SPRINGS INC
filed 2005-11-14
CIK 796124

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarter Ended September 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
Number shares of common stock outstanding at the latest practicable date, November 14, 2005: 2,995,495.
Transitional Small Business Disclosure Format    Yes ☐ No ☑

ELDORADO ARTESIAN SPRINGS, INC.
INDEX

Page
Part I — Financial Information

Item 1— Financial Statements

Balance Sheets as of September 30, 2005 (Unaudited) and March 31, 2005	2

Unaudited Statements of Operations For the Three and Six Months Ended September 30, 2005 and September 30, 2004	3

Unaudited Statements of Cash Flows For the Six Months Ended September 30, 2005 and September 30, 2004	4

Notes to Unaudited Financial Statements	5

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3 — Controls and Procedures	14

Item 4 — Submission of Matters to a Vote of Security Holders	15

Part II — Other Information	15

Signatures and Exhibit Index	17
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

ELDORADO ARTESIAN SPRINGS, INC.
Balance Sheets

	September 30,	March 31,
	2005	2005
	(Unaudited)
Assets
Current assets
Cash	$104,728	$38,702
Accounts receivable
Trade, net of allowance of 80,000	834,692	755,837
Other	—	14,830
Inventories	317,611	240,733
Prepaid expenses and other	72,727	78,252
Income tax receivable	30,687	30,687
Deferred tax asset	29,064	29,064

Total current assets	1,389,509	1,188,105

Non-current assets
Property, plant and equipment — net	4,271,483	4,434,651
Notes receivable — related party	527,724	508,356
Water rights — net	81,332	83,576
Deposits	16,089	16,089
Other — net	145,045	154,100

Total non-current assets	5,041,673	5,196,772

Total	$6,431,182	$6,384,877

Liabilities and Stockholders’ Equity
Current liabilities
Line of credit	$306,150	$300,000
Accounts payable	363,845	245,756
Accrued expenses	172,962	236,375
Customer deposits	100,742	83,948
Current portion of capital lease obligations	8,573	31,635
Current portion of long-term debt	141,249	141,249

Total current liabilities	1,093,521	1,038,963

Non-current liabilities

Long-term debt, less current portion	3,143,483	3,212,466
Deferred tax liability	210,569	189,569
Deferred gain on the sale of real estate	357,544	357,544

Total non-current liabilities	3,711,596	3,759,579

Total liabilities	4,805,117	4,798,542

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized; 2,995,495 issued and outstanding	2,995	2,995
Additional paid-in capital	1,416,107	1,416,107
Retained earnings	206,963	167,233

	1,626,065	1,586,335

Total	$6,431,182	$6,384,877

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue
Water and related	$2,101,246	$1,985,812	$4,067,260	$3,953,978
Resort operations	76,436	56,250	102,611	77,303

Net revenue	2,177,682	2,042,062	4,169,871	4,031,281

Cost of goods sold	436,383	352,190	837,548	634,944

Gross profit	1,741,299	1,689,872	3,332,323	3,396,337

Operating expenses
Salaries and related	834,041	796,145	1,609,620	1,608,013
Administrative and general	399,717	389,861	770,348	815,007
Delivery	225,231	177,387	405,857	363,816
Advertising and promotions	68,141	206,379	144,522	439,799
Depreciation and amortization	118,693	134,814	241,300	271,197

	1,645,823	1,704,586	3,171,647	3,497,832

Operating income (loss)	95,476	(14,714)	160,676	(101,495)

Other income (expense)
Interest income	9,774	7,850	19,368	15,377
Interest expense	(61,642)	(53,418)	(119,314)	(107,329)

	(51,868)	(45,568)	(99,946)	(91,952)

Net income (loss) before provision for income taxes	43,608	(60,282)	60,730	(193,447)

Income tax (expense) benefit	(15,000)	21,000	(21,000)	67,000

Net income (loss)	$28,608	$(39,282)	$39,730	$(126,447)

Basic earnings (loss) per common share	$0.01	$(0.01)	$0.01	$(0.04)

Diluted earnings (loss) per common share	$0.01	$(0.01)	$0.01	$(0.04)

Weighted average number of common shares outstanding	2,995,495	2,995,495	2,995,495	2,995,495

Weighted average number of dilutive shares outstanding	3,001,207	2,995,495	2,999,515	2,995,495

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Cash Flows

	Six Months Ended
	September 30,
	2005	2004
Cash flows from operating activities
Net income (loss)	$39,730	$(126,447)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	241,300	271,197
Income tax benefit (expense)	21,000	(66,696)
Accrued interest on related party note receivable	(19,368)	(15,000)
Changes in certain assets and liabilities
Accounts receivable	(64,025)	(35,769)
Inventories	(76,878)	119
Prepaid expenses and other	5,525	(14,635)
Accounts payable	118,089	107,348
Accrued expenses	(63,413)	(166,661)
Customer deposits	16,794	14,872

Net cash provided by (used in) operating activities	218,754	(31,672)

Cash flows from investing activities
Purchases of property and equipment	(66,833)	(74,198)

Net cash flows used in investing activities	(66,833)	(74,198)

Cash flows from financing activities
Payments on long-term obligations	(92,045)	(135,499)
Proceeds on line of credit	6,150	200,000

Net cash flows (used in) provided by financing activities	(85,895)	64,501

Net increase (decrease) in cash	66,026	(41,369)

Cash — beginning of period	38,702	153,639

Cash — end of period	$104,728	$112,270

Supplemental disclosures of cash flow information:
Cash paid for interest for the six months ended September 30, 2005 and September 30, 2004 was $119,314 and $107,329 respectively.
See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Notes to Unaudited Financial Statements
Note 1 — Summary of Significant Accounting Policies
Interim Unaudited Financial Statements
The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the six months ended September 30, 2005 and 2004 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant’s annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended March 31, 2005.
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

	For the Six Months Ended
	September 30,
	2005	2004
Net income (loss) — as reported	$39,730	$(126,447)
Net income (loss) — pro forma	$6,919	$(171,127)
Basic and diluted income (loss) per common share — as reported	$.01	$(.04)
Basic and diluted loss per common share — pro forma	$.00	$(.06)

On May 1, 2005, the Company granted 22,000 options. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	For the Six Months Ended
	September 30,
	2005	2004
Approximate risk free rate	4.21%	4.53%
Average expected life	10 years	10 years
Dividend yield	0%	0%
Volatility	84.14%	165.37%
Estimated fair value of total options granted	$32,811	$44,680
Note 3 — Related Party Transactions
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% due annually that has been recorded as notes receivable related party and includes $127,724 of accrued interest at September 30, 2005. The collateral on the notes receivable included a junior deed of trust on the properties and shares of common stock. During 2002, the Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note. During 2003, the Board of Directors determined that the 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties.
In July 2001, when the Board of Directors authorized the aforementioned real estate transactions, the Company also authorized the sale of certain real estate at the then fair value to another officer of the Company. Because of county land use approval processes and associated delays, the officer’s option to purchase the real estate has been extended through September 26, 2007.
Note 4 — Contingencies
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
As of January 1, 2003, the State Engineer is no longer authorized to approve substitute supply plans of the nature in which the Company was enrolled. The Company filed application for a substitute water supply plan to protect its right to withdraw water pending the Water Court’s review of an application for a permanent augmentation plan. The Substitute Water Supply Plan has been approved, but expired on October 23, 2005. Renewal application must be filed no later than 90 days prior to expiration. The Company filed a renewal application within the required time frame but the application has not been ruled upon as of the date of this filing.

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
Line of Credit
The Company has a line of credit with Affiliated National Bank for $500,000 that matures August 2006. As of September 30, 2005 and as of the filing date, $306,150 was outstanding on this line of credit. Under this agreement, the Company is required to comply with certain covenants.
Note 5 — Commitments
In January 2005, the Company entered into a Management Consulting and Finders Agreement with Capital Merchant Bank, LLC. Under the terms of the Agreement, Capital Merchant Bank has agreed to provide certain consulting services to assist the Company in its business development efforts.
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
As required by the Agreement, the Company issued to Capital Merchant Bank a Warrant to purchase up to 1,000,000 shares of the Company’s common stock for an exercise price of $3.00 per share. The warrant is immediately exercisable for up to 350,000 shares, and will become exercisable for up to an additional 350,000 shares upon completion by the Company of a qualified financing, and up to an additional 300,000 shares upon the six month anniversary of such qualified financing, unless the Agreement is sooner terminated. The Warrant may be exercised, to the extent exercisable from time to time, via a “cashless exercise” procedure, whereby the holder of the Warrant may surrender a portion of the Warrant shares in payment of the exercise price of the Warrant. The Warrant expires in January 2008.
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
The Company has experienced growth in the most recent years that necessitated the need for additional office, warehouse and bottling space. In January of 2001, the Company began construction of a new facility in Louisville, Colorado about 10 miles from Eldorado Springs. The new facility consists of a total of approximately 38,000 square feet. The building was completed in August 2001 and the Company began to operate on a limited basis out of the new location at that time. The Company initially moved all office personnel to the new offices. In addition, the delivery trucks also began operating out of the new facility and the products were transported between Eldorado and the new location in Louisville. By December 2001, the Company moved all of the bottling lines. At this time, the water is transported to the new facility in stainless steel tanker trucks. Once at the bottling plant, the water is then transferred into stainless steel holding tanks until it is used for bottling.
Overview — Recent Trends
The Company had net income of $39,730 for the six months ended September 30, 2005 compared to a net loss of $126,447 for the same period ended September 30, 2004. The change in net income has been due largely to the decrease in total operating expenses. The Company has made a number of cost containment changes that have had a positive effect on the net income for the six months ended September 30, 2005. The Company has implemented a program to offset the decline in cooler rentals and this has been well received by new customers allowing us to recognize an increase in sales to the home and office delivery customers. The Company has been able to increase unit volume by offering and promoting more products to be sold off of our delivery vehicles. This has had an effect of increasing the unit volume as well as the average selling price to the customers. The Company also feels that the improvement in the results of operations is due in part to the improvement in the economic climate.
The Company continues to pursue other channels to sell the smaller sized products. The Company began selling water in the smaller sized packages to other companies using different private labels. The introduction of this type of contract packaging has helped increase the overall sales in that product line which includes the PET size packages. The Company will continue to pursue other products as the opportunities present themselves.
The Company will continue to be vulnerable to outside conditions beyond their control including the increase in fuel costs, insurance and raw materials. However, the Company expects to continue to improve profitability by improving operating efficiencies combined with increasing revenues.

Revenues
Revenues for the six months ended September 30, 2005 were $4,169,871 compared to $4,031,281 for the same period ended September 30, 2004, an increase of 3.4%. Revenues for the three months ended September 30, 2005 were $2,177,682 compared to $2,042,062 for the same period ended September 30, 2004, an increase of 6.6%
Five and three gallon product sales including the rental of equipment to customers increased 3.0% from $2,697,938 for the six months ended September 30, 2004 to $2,778,999 for the six months ended September 30, 2005. Revenues for the five and three gallon product segment including equipment rental for the three months ended September 30, 2005 increased 6.3% to $1,433,087 from $1,348,622 for the three months ended September 30, 2004. This segment accounts for about 67% of the revenues for the six months ended September 30, 2005 and 2004. In order to compete against lower cost equipment that was being sold locally, the Company implemented a new plan (“Service Plan”) for customers that combines both the water and the equipment in the overall price that the customer is charged and therefore it is difficult to categorize the water and equipment separately. This Service Plan has been well received by the customers and the Company continues to utilize the Service Plan to attract and retain customers. As of September 30, 2005, the Company had approximately 14,800 delivery accounts compared to 14,000 as of September 30, 2004. Revenues for the filter division increased from $17,871 for the six months ended September 30, 2004 to $25,286 for the six months ended September 30, 2005, an increase of 41.5%. Revenues for the filter division increased 30.5% for the three months ended September 30, 2005 compared to the same period ended September 30, 2004.
Sales of the one-gallon products increased from $430,668 for the six months ended September 30, 2004 to $475,200 for the same period ended September 30, 2005, an increase of 10.3%. Sales of the one-gallon products increased $53,629 or 25.8% for the three months ended September 30, 2005 compared to the same period ended September 30, 2004. The increase in revenues for the one-gallon products is due to a 15.5% increase in the total units combined with a slight decrease in average selling price. The Company began offering contract packaging for the one-gallon product to a large retail chain at a lower selling price while still increasing the unit volume of the Company’s one-gallon products by 9.5%.
Sales of the PET products (.5 liter, 24 oz, 1 liter and 1.5 liter sizes) increased from $787,996 for the six months ended September 30, 2004 to $863,269 for the six months ended September 30, 2005, an increase of 9.6%. Sales of the PET products increased 6.4% for the three months ended September 30, 2005 compared to the same period ended September 30, 2004. Recently, the Company began contract packaging for a large retail chain which contributed $88,668 to the revenues of the PET products for the six months ended September 30, 2005. The Company bottles the water in the same size packages.
Cost of Goods Sold and Gross Profit
For the six months ended September 30, 2005 cost of goods sold was $837,548 compared to $634,944 for the same period ended September 30, 2004, an increase of 31.9%. Resulting gross profit for the six months ended September 30, 2005 was 79.9% of revenues compared with a gross profit of 84.2% of revenues for the six months ended September 30, 2004. For the three months ended September 30, 2005 cost of goods sold was $436,383 compared to $352,190 for the same period ended September 30, 2004, an increase of 23.9%. Resulting gross profit for the six months ended September 30, 2005 was 80.0% of revenues compared with a gross profit of 82.8% for the three months ended September 30, 2004. The increase in cost of goods sold and the resulting decrease in gross profit is due to the change in the product mix being sold. Recently, the Company has experienced an increase in the cost of raw materials due to economic conditions in the supply market for the plastic products.
Operating Expenses
Total operating expenses for the six months ended September 30, 2005 decreased 9.3% to $3,171,647 from $3,497,832 for the same period ended September 30, 2004. Total operating expenses for the three months ended September 30, 2005 decreased 3.4% to $1,645,823 from $1,704,586 for the same period ended September 30, 2004. The Company has been able to decrease overall operating expenses by improving efficiencies in certain areas related to salaries and wages. Additionally, the Company has eliminated those advertising and marketing expenses that proved to be less effective. The Company expects to be able to continue to benefit from these changes and expects to achieve further benefit in the future from these changes.
Salaries and Related Expenses
Salaries and related expenses increased slightly by 0.1% for the six months ended September 30, 2005. Salaries and related expenses were $1,609,620 or 38.6% of sales for the six months ended September 30, 2005 compared to $1,608,013 or 39.9% of sales for the same period ended September 30, 2004. Salaries and related expenses increased 4.8% to $834,041 for the three months ended September 30, 2005 compare to $796,145 for the three months ended September 30, 2004. The increase in salaries and related expenses is due to the increase in revenues for the three months ended September 30, 2005. Procedural changes that have been implemented throughout the Company have allowed the Company to keep increases of the total salaries and related expenses to a minimum. The Company expects that these changes will continue to have a positive impact for the Company in the future.
General and Administrative Expenses
General and administrative expenses for the six months ended September 30, 2005 decreased 5.5% to $770,348 from $815,007 for the same period ended September 30, 2004. The decrease in general and administrative expenses for the six months ended September 30, 2005 is due to cost containment procedures that have been implemented over the past twelve months. Specifically, the Company has been able to decrease costs associated with printing, repairs and operating supplies by utilizing in house staff and changes in suppliers. Additionally, the Company has incurred fewer costs associated with general and water related legal fees. For the three months ended September 30, 2005 general and administrative expenses increased 2.5% as compared to the three months ended September 30, 2004.
Advertising and Promotions
For the six months ended September 30, 2005 advertising and promotional expenses were $144,522 or 3.5% of sales compared to $439,799 or 10.9% of sales for the six months ended September 30, 2004, a decrease of 67.1%. For the three months ended September 30, 2005 advertising and promotional expenses were $68,141 or 3.1% of sales compared to $206,379 or 10.1% of sales for the three months ended September 30, 2004. Management has decreased the advertising and promotional expenses target. Additionally, the Company incurred advertising and promotional expenses during the six months ended September 30, 2004 for promotional programs that we chose not to continue, resulting in lower expenses for the six months ended September 30, 2005. Management expects that the current level of advertising and promotional expenditures will be sufficient to maintain the expected level of revenues.
Delivery Expenses
Delivery expenses increased 11.6% to $405,857 or 9.7% of sales for the six months ended September 30, 2005 compared to $363,816 or 9.0% of sales for the same period ended September 30, 2004. For the three months ended September 30, 2005 delivery expenses increased 27% to $225,231 or 10.3% of sales compared to $177,387 or 8.7% of sales for the same period ended September 30, 2004. Delivery costs fluctuate due to the change in revenues and the costs associated with the operation of additional delivery vehicles including insurance, service, and operational expenses. During the six months ended September 30, 2005 the Company experienced an increase in the cost of fuel for the delivery vehicles as well as leasing cost for newer vehicles in the delivery fleet. Additionally, the Company incurred additional costs for repairs on the vehicles that were retired in order to obtain newer and larger delivery vehicles.

Depreciation and Amortization
Depreciation and amortization decreased 11.0% for the six months ended September 30, 2005. Depreciation and amortization expenses for the six months ended September 30, 2005 were $241,300 or 5.8% of sales compared to $271,197 or 6.7% of sales for the six months ended September 30, 2004. For the three months ended September 30, 2005 depreciation and amortization expenses decreased 11.9% to $118,693 compared to $134,814 for the same period ended September 30, 2004. The Company is realizing lower depreciation costs due to the decrease in the amount of fixed assets and more assets that are fully depreciated.
Interest Expense
For the six months ended September 30, 2005, net interest expense increased 8.7% as compared to the six months ended September 30, 2004, from $91,952 to $99,946. For the three months ended September 30, 2005 net interest expense increased 13.8% to 51,868 compared to $45,568 for the same period ended September 30, 2004. This increase was due to the increase in interest rates on notes which vary with the Prime Rate.
Net Income and Net Loss
The Company reported net income for the six months ended September 30, 2005 of $39,730 compared to a net loss of $126,447 during the same period ended September 30, 2004. Net income for the three months ended September 30, 2005 was $28,608 compared to a net loss of $39,282 during the same period ended September 30, 2004.
Liquidity and Capital Resources
Trade accounts receivable for the six months ended September 30, 2005 were 8.3% higher than at the year ended March 31, 2005. Days sales outstanding remained constant at 36 days for the six months ended September 30, 2005 and 2004.
Cash flows provided by operating activities had a net inflow of $218,754 for the six months ended September 30, 2005 as compared to cash outflow of $31,672 for the six months ended September 30, 2004, an increase of $250,426. The increase in cash flows provided by operating activities was a combined result of the net income offset by an increase in inventory, accounts receivable collections and an increase in accounts payable.
Cash flow used in investing activities for the purchase of property and equipment, which included electric coolers that are rented to delivery customers, resulted in a net outflow of $66,833 for the six months ended September 30, 2005 compared to a net outflow of $74,198 for the same period ended September 30, 2004.
Cash flow used in financing activities, resulted in cash outflow of $85,895 for the six months ended September 30, 2005 compared to cash from financing activities of $64,501 for the six months ended September 30, 2004. The Company received proceeds from an available line of credit for $6,150 and the Company also made payments on long-term obligations totaling $92,045, during 2005. During 2004, the Company’s advances on the line of credit excluded its payments on long-term debt obligations.
The Company’s cash balance at September 30, 2005 increased by $66,026 from March 31, 2005.
The Company has a line of credit with Affiliated National Bank for $500,000. The line of credit was renewed in August 2005 and will expire in August 2006. As of September 30, 2005, the interest rate on the line of credit was 7.5%. The balance due on the line of credit as of September 30, 2005 was $306,150.

The balance due is unchanged as of this filing. Under this agreement the Company is required to comply with certain covenants. As of September 30, 2005, the Company was in compliance with all covenants.
The following table sets forth our contractual commitments as of September 30, 2005:

Fiscal Year End	Long-Term Debt	Capital Lease	Operating Lease	Total
2006	$141,249	$8,573	$276,472	$426,294
2007	154,202	—	249,277	403,479
2008	162,705	—	181,208	343,913
2009	171,685	—	173,255	344,940
2010	181,172	—	59,573	240,745
Thereafter	2,473,719	—	7,834	2,481,553

Total	$3,284,732	$8,573	$947,619	$4,240,924

The Company has no other material commitments for capital expenditures.
On May 19, 1998, the Company registered 875,000 shares of the Company’s common for issuance pursuant to the 1997 stock option plan. The plan provides for the grant of stock options to employees, directors and consultants of the Company. As of September 30, 2005, 403,500 options were outstanding, of which 374,500 are fully vested. All of the options were granted at an option price representing 100% of the fair market value on the date of the grant as determined by the Board of Directors.
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
As of January 1, 2003, the State Engineer is no longer authorized to approve substitute supply plans of the nature in which the Company was enrolled. The Company filed application for a substitute water supply plan to protect its right to withdraw water pending the Water Court’s review of an application for a permanent augmentation plan. The substitute water supply plan has been approved, but expired on October 23, 2005. Renewal application must be filed no later than 90 days prior to expiration. The Company did file a renewal application within the required time frame but the application has not been ruled upon as of the date of this filing.
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
Other Recent Accounting Developments
In July 2002, the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted. Section 404 stipulates that public companies must take responsibility for maintaining an effective system of internal control. The act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attest report from their independent registered public accountant about management’s report. The act requires most public companies (accelerated filers) to report on the company’s internal control over financial reporting for fiscal years ended on or after November 15, 2004. Other public companies (non-accelerated filers) must begin to comply with the new requirements related to internal control over financial reporting for their first fiscal year ending on or after July 15, 2006 under the latest extension granted by the Securities and Exchange Commission. The Company is a non-accelerated filer and therefore does not have to comply with section 404 of the act until its fiscal year ending March 31, 2008.
In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4”. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage). This statement requires that these types of costs be recognized as current period charges. SFAS No. 151 is effective prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for such costs incurred during fiscal years beginning after November 24, 2004. Management does not expect the adoption of SFAS No. 151 to have a significant impact on the Company’s financial statements.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29”. SFAS No. 153 amends Accounting Principles Board (“APB”) Opinion 29 concerning the accounting for exchanges of similar productive assets. Such transactions should be accounted for at fair value, the basic principle for nonmonetary transactions, unless the exchange lacks commercial substance. The effective date of SFAS No. 153 is for nonmonetary asset exchanges taking place in fiscal years beginning after December 16, 2004. The Company does not expect SFAS No. 153 to have a significant impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment”. This statement replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (revised 2004) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation costs in the financial statements. SFAS No. 123 (revised 2004) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement applies to all new awards granted during the fiscal year beginning after June 15, 2005 and to previous awards that are modified or cancelled after such date. If adopted as proposed, the Company would record as an expense the fair value of the options the Company has issued. Based on the number of options the Company has issued, this proposed statement would increase the Company’s net losses by approximately $33,000 for the six months ended September 30, 2005. This pronouncement would be effective for the fiscal year beginning April 1, 2006.
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
(b) Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the quarters ended September 30, 2005 that materially affected, or were reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company filed an application for a substitute water supply plan to protect its right to withdraw water pending the Water Court’s review of an application for a permanent augmentation plan. The Substitute Water Supply Plan has been approved and expired on October 23, 2005. A renewal application must be filed no later than 90 days prior to expiration. The Company filed a renewal application within the required time frame but the application has not been ruled upon as of the date of this filing.
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
Item 4. Submission of Matters to a Vote of the Security Holders
Our annual meeting of shareholders was held on September 19, 2005 at which a quorum for the transaction of business was present. Two matters were voted upon, as described below.
Members of the Board of Directors elected at the meeting were Douglas Larson, Kevin Sipple, Jeremy Martin and George Schmitt. The votes cast with respect to each nominee were as follows:

2,371,773 “For” Mr. Larson	65,315 “Withheld”
2,372,088 “For” Mr. Sipple	65,000 “Withheld”
2,372,088 “For” Mr. Martin	65,000 “Withheld”
2,390,088 “For” Mr. Schmitt	47,000 “Withheld”
Shareholders elected to ratify the appointment of Ehrhardt, Keefe, Steiner & Hottman, P.C., independent certified public accountants for the Company for the fiscal year ended March 31, 2006. There were 2,388,731 votes in favor and 48,357 votes withheld.
Item 5. Other Information
None

Item 6. Exhibits
(a) Exhibits
31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Sections 1320, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELDORADO ARTESIAN SPRINGS, INC.

Date: November 14, 2005	By:	/s/ Douglas Larson

Douglas Larson, President

Date: November 14, 2005	By:	/s/ Cathleen Shoenfeld

Cathleen Shoenfeld, Chief Financial Officer

ELDORADO ARTESIAN SPRINGS, INC.
Quarterly Report on Form 10-QSB
for the Quarter Ended September 30, 2005
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