Form 10QSB
period 2005-12-31
ELDORADO ARTESIAN SPRINGS INC
filed 2006-02-14
CIK 796124

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarter Ended December 31, 2005
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
Yes ☑ No☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No☑
Number shares of common stock outstanding at the latest practicable date, February 14, 2006: 2,995,495.
Transitional Small Business Disclosure Format Yes ☐ No ☑

ELDORADO ARTESIAN SPRINGS, INC.
INDEX

Page
Part I — Financial Information

Item 1 - Financial Statements

Balance Sheets as of December 31, 2005 (Unaudited) and March 31, 2005	3

Unaudited Statements of Operations For the Three and Nine Months Ended December 31, 2005 and December 31, 2004	4

Unaudited Statements of Cash Flows For the Nine Months Ended December 31, 2005 and December 31, 2004	5

Notes to Unaudited Financial Statements	6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3 – Controls and Procedures	16

Part II — Other Information	17

Signatures and Exhibit Index	18
Certification Pursuant to Section 302 by the Chief Executive Officer
Certification Pursuant to Section 302 by the Chief Financial Officer
Certification Pursuant to Section 906 by the Chief Executive Officer
Certification Pursuant to Section 906 by the Chief Financial Officer

ELDORADO ARTESIAN SPRINGS, INC.
Balance Sheets

	December 31,	March 31,
	2005	2005
	(Unaudited)
Assets
Current assets
Cash	$135,533	$38,702
Accounts receivable
Trade, net of allowance of 80,000	798,056	755,837
Other	—	14,830
Inventories	304,884	240,733
Prepaid expenses and other	63,584	78,252
Income tax receivable	—	30,687
Deferred tax asset	29,064	29,064

Total current assets	1,331,121	1,188,105

Non-current assets
Property, plant and equipment – net	4,234,837	4,434,651
Notes receivable – related party	537,680	508,356
Water rights – net	80,210	83,576
Deposits	14,004	16,089
Other – net	139,694	154,100

Total non-current assets	5,006,425	5,196,772

Total	$6,337,546	$6,384,877

Liabilities and Stockholders’ Equity

Current liabilities
Line of credit	$306,150	$300,000
Accounts payable	335,991	245,756
Accrued expenses	237,172	236,375
Customer deposits	104,556	83,948
Current portion of capital lease obligations	—	31,635
Current portion of long-term debt	142,801	141,249

Total current liabilities	1,126,670	1,038,963

Non-current liabilities

Long-term debt, less current portion	3,106,239	3,212,466
Deferred tax liability	181,014	189,569
Deferred gain on the sale of real estate	357,544	357,544

Total non-current liabilities	3,644,797	3,759,579

Total liabilities	4,771,467	4,798,542

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized; 2,995,495 issued and outstanding	2,995	2,995
Additional paid-in capital	1,416,107	1,416,107
Retained earnings	146,977	167,233

	1,566,079	1,586,335

Total	$6,337,546	$6,384,877

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Revenue
Water and related	$1,804,849	$1,780,651	$5,872,109	$5,743,269
Resort operations	4,320	3,000	106,931	71,663

Net revenue	1,809,169	1,783,651	5,979,040	5,814,932

Cost of goods sold	331,444	233,824	1,168,992	868,768

Gross profit	1,477,725	1,549,827	4,810,048	4,946,164

Operating expenses
Salaries and related	742,201	729,216	2,351,821	2,337,229
Administrative and general	398,105	344,271	1,168,453	1,159,278
Delivery	208,353	179,927	614,210	543,743
Advertising and promotions	52,532	120,415	197,054	560,214
Depreciation and amortization	118,308	128,818	359,608	400,015

	1,519,499	1,502,647	4,691,146	5,000,479

Operating (loss) income	(41,774)	47,180	118,902	(54,315)

Other income (expense)
Interest income	9,956	7,480	29,324	22,857
Interest expense	(61,168)	(47,887)	(180,482)	(155,216)

	(51,212)	(40,407)	(151,158)	(132,359)

Net (loss) income before provision for income taxes	(92,986)	6,773	(32,256)	(186,674)

Income tax benefit (expense)	33,000	(2,000)	12,000	65,000

Net (loss) income	$(59,986)	$4,773	$(20,256)	$(121,674)

Basic (loss) earnings per common share	$(0.02)	$0.00	$(0.01)	$(0.04)

Diluted (loss) earnings per common share	$(0.02)	$0.00	$(0.01)	$(0.04)

Weighted average number of common shares outstanding	2,995,495	2,995,495	2,995,495	2,995,495

Weighted average number of dilutive shares outstanding	2,995,495	3,028,995	2,995,495	2,995,495

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Cash Flows

	Nine Months Ended
	December 31,
	2005	2004
Cash flows from operating activities
Net income (loss)	$(20,256)	$(121,674)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	359,608	400,015
Income tax benefit (expense)	(12,000)	(65,000)
Accrued interest on related party note receivable	(29,324)	(22,500)
Revenue from vendor rebate	—	(21,055)
Changes in certain assets and liabilities
Accounts receivable	(27,389)	(8,103)
Inventories	(64,151)	(10,119)
Prepaid expenses and other	14,668	(37,700)
Deposits	2,085	15,459
Accounts payable	90,235	23,439
Accrued expenses	797	(96,563)
Income taxes receivable	34,132	—
Customer deposits	20,608	5,767

Net cash provided by (used in) operating activities	369,013	61,966

Cash flows from investing activities
Purchases of property and equipment	(142,022)	(98,024)
Acquisition of a distributor company	—	(18,846)

Net cash flows (used in) provided by investing activities	(142,022)	(116,870)

Cash flows from financing activities
Payments on long-term obligations	(136,310)	(197,811)
Proceeds on line of credit	6,150	200,000

Net cash flows (used in) provided by financing activities	(130,160)	2,189

Net increase (decrease) in cash	96,831	(52,715)

Cash — beginning of period	38,702	153,639

Cash — end of period	$135,533	$100,924

Supplemental disclosures of cash flow information:
Cash paid for interest for the nine months ended December 31, 2005 and December 31, 2004 was $180,482 and $155,216 respectively.
See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Notes to Unaudited Financial Statements
Note 1 — Summary of Significant Accounting Policies
Interim Unaudited Financial Statements
The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the nine months ended December 31, 2005 and 2004 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant’s annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended March 31, 2005.
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

	For the Nine Months Ended
	December 31,
	2005	2004

Net loss — as reported	$(20,256)	$(121,674)
Net loss — pro forma	$(145,483)	$(166,354)
Basic and diluted income (loss) per common share — as reported	$(.01)	$(.04)
Basic and diluted loss per common share — pro forma	$(.04)	$(.06)

On May 1, 2005, the Company granted 22,000 options to employees of the Company at fair value. These options vest immediately and expire in 10 years. These options were determined to have a value of $32,811 based upon the Black-Scholes option pricing model using the following assumptions:

	For the Nine Months Ended
	December 31,
	2005		2004

Approximate risk free rate	4.21%		4.53%
Average expected life	10	years	10	years
Dividend yield	0%		0%
Volatility	84.14%		165.37%
On October 6, 2005, the Company issued options to purchase 100,000 shares of the Company’s common stock at $2.75 per share to a member of the Board. The options automatically vest and expire in May 2008. These options were determined to have a value of $92,415 based upon the Black-Scholes option pricing model using the following assumptions: risk free rate of 4.08%, 2.5 year term, no dividend yield and 88.34% volatility.
Note 3 – Related Party Transactions
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% due annually that has been recorded as notes receivable related party and includes $137,680 of accrued interest at December 31, 2005. The collateral on the notes receivable included a junior deed of trust on the properties and shares of common stock. During 2002, the Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note. During 2003, the Board of Directors determined that the 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties.
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
Line of Credit
The Company has a line of credit with Affiliated National Bank for $500,000 that matures August 2006. As of December 31, 2005 and as of the filing date, $306,150 was outstanding on this line of credit. Under this agreement, the Company is required to comply with certain covenants.
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
The Company experienced growth that necessitated the need for additional office, warehouse and bottling space. In January of 2001, the Company constructed a new facility in Louisville, Colorado about 10 miles from Eldorado Springs. The new facility consists of a total of approximately 38,000 square feet. The building was completed in August 2001.The water is transported to the new facility in stainless steel tanker trucks. Once at the bottling plant the water is then transferred into stainless steel holding tanks until it is used for bottling.
Overview – Recent Trends
The Company had a net loss of $20,256 for the nine months ended December 31, 2005 compared to a net loss of $121,674 for the same period ended December 31, 2004. The change in net income has been due largely to the decrease in total operating expenses and an increase in net revenue. The Company has made a number of cost containment changes that have had a positive effect on the net income for the nine months ended December 31, 2005. Additionally, the Company has added additional lines to the product mix that has added to overall revenue. The Company feels that the improvement in the results of operations is due in part to the improvement in the economic climate as well as positive changes that have been made to decrease overall operating expenses. The Company has implemented a program to offset the decline in cooler rentals and this has been well received by new customers allowing us to recognize an increase in sales to the home and office delivery customers.
We continue to pursue other channels to sell the smaller sized products and the introduction of contract packaging, in which we package water under our customer’s brands for resale to consumers by the customer, has helped increase sales in the PET and gallon products. The Company will continue to pursue other products as the opportunities present themselves.

During the recent quarter ended December 31, 2005, the Company began offering coffee service to existing and new customers. The Company now offers coffee dispensers for rental and purchase for existing and new customers who may or may not be receiving home and office delivery service. The Company sells the coffee to customers in specially designed packaging that works exclusively with the coffee dispensers. The Company also provides the accessories to be used with the coffee machines including cups, sugars, creamers, etc.. The coffee service has been well received and the Company believes that a coffee service is a good complement to the water products and can be easily serviced from our current delivery vehicles.
The Company has seen a tremendous increase in the cost of fuel and raw materials and we will continue to be vulnerable to outside conditions beyond our control. However, the Company expects to continue to improve operating efficiencies combined with increasing revenues to improve profitability and offset increases in certain variable expenses.
Revenues
Revenues for the nine months ended December 31, 2005 were $5,979,040 compared to $5,814,932 for the same period ended December 31, 2004, an increase of 2.8%. Revenues for the three months ended December 31, 2005 were $1,809,169 compared to $1,783,651 for the same period ended December 31, 2004, an increase of 1.4%.
Five and three gallon product sales including the rental of equipment to customers increased 4.1% from $3,930,045 for the nine months ended December 31, 2004 to $4,090,830 for the nine months ended December 31, 2005. Revenues for the five and three gallon product segment including equipment rental for the three months ended December 31, 2005 increased 6.5% to $1,311,832 from $1,232,107 for the three months ended December 31, 2004. This segment accounts for about 68% of the revenues for the nine months ended December 31, 2005 and 2004. In order to compete against lower cost equipment that was being sold locally, the Company implemented a new plan (“Service Plan”) for customers that combines both the water and the equipment in the overall price that the customer is charged. This Service Plan has been well received by the customers and the Company continues to utilize the Service Plan to attract and retain customers. As of December 31, 2005, the Company had approximately 14,500 delivery accounts compared to 14,100 as of December 31, 2004. Revenues for the filter division increased from $29,020 for the nine months ended December 31, 2004 to $39,116 for the nine months ended December 31, 2005, an increase of 34.8%. Revenues for the filter division increased 24.0% for the three months ended December 31, 2005 compared to the same period ended December 31, 2004.
Sales of the one-gallon products increased from $601,888 for the nine months ended December 31, 2004 to $651,410 for the same period ended December 31, 2005, an increase of 8.2%. Sales of the one-gallon products increased from $171,221 for the three months ended December 31, 2004 to $176,210 for the same period ended December 31, 2005, an increase of 2.9%. The increase in revenues for the one-gallon products is due to a 10% increase in the total units combined with a slight decrease in average selling price. The Company began offering private label packaging for the one-gallon product to a large retail chain at a lower selling price while still increasing the unit volume of the Company’s one-gallon products by 6.0% for the nine months ended December 31, 2005.
Sales of the PET products (.5 liter, 24oz, 1 liter and 1.5 liter sizes) increased from $1,078,072 for the nine months ended December 31, 2004 to $1,180,339 for the nine months ended December 31, 2005, an increase of 9.5%. Sales of the PET products increased 9.3% for the three months ended December 31, 2005 compared to the same period ended December 31, 2004. Recently, the Company began contract packaging the .5 liter and 1.5 liter size bottles which contributed $113,515 to the revenues of the PET products for the nine months ended December 31, 2005.

In November 2005, the Company began to offer and solicit new accounts for home and office coffee service. As of December 31, 2005, total coffee revenues for coffee products, accessories and rentals totaled approximately $13,600. The addition of coffee to the product mix has been well received and will continue to provide the Company the opportunity to increase total revenues.
Cost of Goods Sold and Gross Profit
For the nine months ended December 31, 2005 cost of goods sold was $1,168,992 compared to $868,768 for the same period ended December 31, 2004, an increase of 34.6%. Resulting gross profit for the nine months ended December 31, 2005 was 4,810,048 or 80.4% of revenues compared with a gross profit of 4,946,164 or 85.1% of revenues for the nine months ended December 31, 2004. For the three months ended December 31, 2005 cost of goods sold was $331,444 compared to $233,824 for the same period ended December 31, 2004, an increase of 41.7%. Resulting gross profit for the three months ended December 31, 2005 was 1,477,725 or 81.7% of revenues compared with a gross profit of 1,549,827 or 86.9% for the three months ended December 31, 2004. The resulting lower gross profit is due to the increase in the cost of bottles, caps and boxes over the recent nine months.
Operating Expenses
Total operating expenses for the nine months ended December 31, 2005 decreased 6.2% to $4,691,146 from $5,000,479 for the same period ended December 31, 2004. Total operating expenses for the three months ended December 31, 2005 increased 1.1% to $1,519,499 from $1,502,647 for the same period ended December 31, 2004. The changes in operating expenses for the three and nine months ended December 31, 2005 as compared to the same periods of 2004 are explained in more detail below.
Salaries and Related Expenses
Salaries and related expenses increased slightly by 0.6% for the nine months ended December 31, 2005. Salaries and related expenses were $2,351,821 or 39.3% of sales for the nine months ended December 31, 2005 compared to $2,337,229 or 40.2% of sales for the same period ended December 31, 2004. Salaries and related expenses increased 1.8% to $742,200 for the three months ended December 31, 2005 compared to $729,216 for the three months ended December 31, 2004. The increase in salaries and related expenses is due to the increase in revenues for nine months ended December 31, 2005.
General and Administrative Expenses
General and administrative expenses for the nine months ended December 31, 2005 increased 0.8% to $1,168,453 from $1,159,278 for the same period ended December 31, 2004. The increase in general and administrative expenses for the nine months ended December 31, 2005 is due to the combination of cost containment procedures that have been implemented over the past twelve months and increases in fees associated with additional water subscriptions. Specifically, the Company has been able to decrease costs associated with printing, repairs and operating supplies by utilizing in house staff and changes in suppliers. Additionally, the Company has incurred fewer costs associated with general and water related legal fees. For the three months ended December 31, 2005 general and administrative expenses increased 15.6% as compared to the three months ended December 31, 2004. This increase is a result of increases in certain expenses related to water subscriptions, accounting and bad debts. The Company expects that it will continue to incur costs associated with the water subscriptions in the future.

Advertising and Promotions
For the nine months ended December 31, 2005 advertising and promotional expenses were $197,054 or 3.3% of sales compared to $560,214 or 9.6% of sales for the nine months ended December 31, 2004, a decrease of 64.8%. For the three months ended December 31, 2005 advertising and promotional expenses were $52,532 or 2.9% of sales compared to $120,415 or 6.8% of sales for the three months ended December 31, 2004. Management has decreased the advertising and promotional expenses target. Additionally, the Company incurred advertising and promotional expenses during the nine months ended December 31, 2004 for promotional programs that we chose not to continue resulting in lower expenses for the nine months ended December 31, 2005. Management expects that the current level of advertising and promotional expenditures will be sufficient to maintain the expected level of revenues.
Delivery Expenses
Delivery expenses increased 13% to $614,210 or 10.3% of sales for the nine months ended December 31, 2005 compared to $543,743 or 9.4% of sales for the same period ended December 31, 2004. For the three months ended December 31, 2005 delivery expenses increased 15.8% to $208,353 or 11.5% of sales compared to $179,927 or 10.1% of sales for the same period ended December 31, 2004. Delivery costs fluctuate due to the change in revenues and the costs associated with the operation of additional delivery vehicles including insurance, service, and operational expenses. During the nine months ended December 31, 2005 the Company experienced an increase in the cost of fuel for the delivery vehicles as well as leasing cost for newer vehicles in the delivery fleet. Additionally, the Company incurred additional costs for repairs on the vehicles that were retired in order to obtain newer and larger delivery vehicles.
Depreciation and Amortization
Depreciation and amortization decreased 10.1% for the nine months ended December 31, 2005. Depreciation and amortization expenses for the nine months ended December 31, 2005 were $359,608 or 6.0% of sales compared to $400,015 or 6.9% of sales for the nine months ended December 31, 2004. For the three months ended December 31, 2005 depreciation and amortization expenses decreased 8.2% to $118,308 compared to $128,818 for the same period ended December 31, 2004. The Company is realizing lower depreciation costs due to the decrease in the amount of fixed assets and more assets that are fully depreciated.
Interest Expense
For the nine months ended December 31, 2005 net interest expense increased 14.2% as compared to the nine months ended December 31, 2004, from $132,359 to $151,158. For the three months ended December 31, 2005 net interest expense increased 26.7% to $51,212 compared to $40,407 for the same period ended December 31, 2004. This increase was due to the increase in interest rates on the line of credit as well as the two notes for the bottling facility and office space in Louisville, Colorado, which vary with the Prime Rate.
Net Income and Net Loss
The Company reported net loss for the nine months ended December 31, 2005 of $20,256 compared to a net loss of $121,674 during the same period ended December 31, 2004. Net loss for the three months ended December 31, 2005 was $59,986 compared to net income of $4,773 during the same period ended December 31, 2004.

Liquidity and Capital Resources
Trade accounts receivable for the nine months ended December 31, 2005 were 3.6% higher than at the year ended March 31, 2005. Days sales outstanding remained constant at 36 days for the nine months ended December 31, 2005 and 2004.
Cash flows provided by operating activities had a net inflow of $369,013 for the nine months ended December 31, 2005 as compared to a net inflow of $61,966 for the nine months ended December 31, 2004, an increase of $307,047. The increase in cash flows provided by operating activities was a combined result of the change in the net loss, inventory, prepaid expenses, accounts receivable collections, tax refund and an increase in accounts payable.
Cash flows used in investing activities for the purchase of property and equipment, which included electric coolers that are rented to delivery customers, resulted in a net outflow of $142,022 for the nine months ended December 31, 2005 compared to a net outflow of $116,870 for the same period ended December 31, 2004. The Company purchased additional coolers to replace old machines. Additionally, the Company purchased coffee dispensers to support the Company’s introduction of the coffee service.
Cash flow used in financing activities, resulted in cash outflow of $130,160 for the nine months ended December 31, 2005 compared to cash from financing activities of $2,189 for the nine months ended December 31, 2004. The Company received proceeds from an available line of credit for $6,150 and the Company also made payments on long-term obligations totaling $136,310, during 2005. During 2004, the Company’s advances on the line of credit excluded its payments of long-term debt obligations
The Company’s cash balance at December 31, 2005 increased by $96,831 from March 31, 2005.
The Company has a line of credit with Affiliated National Bank for $500,000. The line of credit was renewed in August 2005. The balance due on the line of credit as of December 31, 2005 was $306,150. The balance due is unchanged as of this filing. Under this agreement the Company is required to comply with certain covenants. As of December 31, 2005, the Company was in compliance with all covenants.
The following table sets forth our contractual commitments as of December 31, 2005:

Fiscal Year End	Long-Term Debt	Capital Lease	Operating Lease	Total
2006	$142,801	$—	$168,382	$311,183
2007	154,202	—	249,277	403,479
2008	162,705	—	181,208	343,913
2009	171,685	—	173,255	344,940
2010	181,172	—	59,573	240,745
Thereafter	2,436,475	—	7,834	2,444,309

Total	$3,249,040	$—	$839,529	$4,088,569

The Company has no other material commitments for capital expenditures.
On May 19, 1998, the Company registered 875,000 shares of the Company’s common for issuance pursuant to the 1997 stock option plan. The plan provides for the grant of stock options to employees, directors and consultants of the Company. As of December 31, 2005, 498,000 options were outstanding, of which 469,000 are fully vested. All of the options were granted at an option price representing 100% of the fair market value on the date of the grant as determined by the Board of Directors.

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

Other Recent Accounting Developments
In July 2002, the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted. Section 404 requires public companies to report on the effectiveness of their control over financial reporting and obtain an attest report from their independent registered public accountant about management’s report. The act requires most public companies (accelerated filers) to report on the company’s internal control over financial reporting for fiscal years ended on or after November 15, 2004. Other public companies (non-accelerated filers) must begin to comply with the new requirements related to internal control over financial reporting for their first fiscal year ending on or after July 15, 2007 under the latest extension granted by the Securities and Exchange Commission. The Company is a non-accelerated filer and therefore does not have to comply with section 404 of the act until its fiscal year ending March 31, 2008.
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
In December 2004 the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment”. This statement replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (revised 2004) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation costs in the financial statements. SFAS No. 123 (revised 2004) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement applies to all new awards granted during the fiscal year beginning after June 15, 2005 and to previous awards that are modified or cancelled after such date. If adopted as proposed, we would record as an expense the fair value of the options we have issued. Based on the number of options we have issued, this proposed statement would increase our net losses by approximately $125,000 for the quarters ended December 31, 2005. This pronouncement would be effective for the fiscal year beginning April 1, 2006.
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
Item 3: CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934. Control deficiencies have been identified by management in consultation with Ehrhardt Keefe Steiner & Hottman PC, the Company’s independent auditors, and as a result, management, including the Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005. The material weaknesses relate to a lack of technical expertise as it related to complex accounting matters associated with the issuance of warrants and the impact on deferred income taxes. The Company will consult with experts in these matters in the future to avoid any issues that may arise in this area in the future.
(b) Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the quarters ended December 31, 2005 that materially affected, or were reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
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

ELDORADO ARTESIAN SPRINGS, INC.
Date: February 14, 2006	By:	/s/ Douglas Larson
Douglas Larson, President

Date: February 14, 2006	By:	/s/ Cathleen Shoenfeld
Cathleen Shoenfeld, Chief Financial Officer

ELDORADO ARTESIAN SPRINGS, INC.
Quarterly Report on Form 10-QSB
for the Quarter Ended December 31, 2005
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