Form 10KSB
period 2006-03-31
ELDORADO ARTESIAN SPRINGS INC
filed 2006-06-26
CIK 796124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended March 31, 2006
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission File Number 0-18235
ELDORADO ARTESIAN SPRINGS, INC.
(Name of small business issuer in its charter)

Colorado	84-0907853

(State or other jurisdiction of	I.R.S. Employer Identification Number
incorporation or organization)
1783 Dogwood Street, Louisville, Colorado 80027
(Address of principal executive offices and zip code)
Issuer’s telephone number: (303) 499-1316
Securities registered pursuant to Section 12(g) of the Act: None
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $.001 per share
(Title of Class)
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     Indicate by check mark whether the registrant is a Shell Company (as defined under Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year. $7,909,994
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value will be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $15,923,823.50 based on the closing price of the Company’s common stock on June 16, 2006.
The number of shares outstanding of the Issuer’s Common Stock, $.001 par value, was 3,004,495 on June 16, 2006.

Documents Incorporated by Reference
     If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424 (b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed Documents should be clearly described for identification purposes. None.
ITEM 1. BUSINESS.
The Company bottles, markets and distributes natural spring water under the Eldorado Artesian Spring Water brand. The Company sells its products primarily in Colorado.
Industry Background
Bottled water is perceived by many consumers as being a healthy, natural beverage, and this perception has driven demand for this product among many consumers. For this reason, bottled water sales in the United States have risen at a compound annual growth rate of approximately 10% over the past 5 years. Bottled water has been marketed in the United States for over 100 years, but it really burst onto the beverage scene in the mid 1970’s. During this same period of time, the American populace became more aware of the deterioration of municipal water supplies and the harmful effects of both contamination and chemical additives. Further fuel to the water market was provided by the rising health consciousness of people in general, as they have turned away from high caloric and alcoholic beverages in favor of products that are perceived as natural and beneficial. In 2005, total U.S. bottled water volume exceeded 7.5 billion gallons, a 10.7 percent advance over 2004’s volume level, according to the latest edition of “Bottled Water in the U.S.,” published by Beverage Marketing Corporation. That translates into 26.1 gallons per person. Beverage Marketing Corporation analysts have determined that bottled water now ranks second only to carbonated soft drinks of all beverage categories only to carbonated soft drinks in per capita consumption per year.
The bottled water industry is generally broken down into two segments: sparkling and non-sparkling waters. Non-sparkling waters dominate the U.S. industry with an estimated 95 percent share of total category volume. In addition, non-sparkling waters account for 99% of the U.S. industry growth.
Bottles used for the smaller packaging, typically in sizes 1.5 liters and smaller, are made of polyethylene terephtalate (PET), a premium clear plastic. These bottles are commonly referred to in the beverage industry as PET bottles. The PET market has been driven by manufacturers who have begun bottling their water in smaller, more portable sizes, these bottles are sold at retail and which are intended to fit the active lifestyles of bottled water consumers. The PET category has been the driving force behind the explosive growth in bottled water consumption. It is the most competitive market, dominated by four of the largest food and beverage companies in the world. PET volume increased from 1.4 billion gallons in 2000 to almost 4 billion gallons in 2005, boosting its share of volume from 29.0 percent to 52.8 percent. PET water’s volume in 2005 increased 22.3 percent from 2004 and dollar sales grew 15.3 percent from 2004.
While much of the bottled water market is still highly fragmented and controlled by local brands, consolidation is rapidly occurring, as four companies have come to dominate much of the market. Larger multi-national companies such as Nestle and Danone have been active in acquisitions of smaller more regional bottled water companies. Coca-Cola (Dasani) and PepsiCo (Aquafina) have both been successful in producing and marketing their own brands, creating much competition for the smaller regional producers that typically have higher costs of production and distribution.
Company Background
Eldorado Artesian Springs, Inc. was formed under the laws of the State of Colorado on April 15, 1986, under the name Lexington Funding, Inc. (“Lexington”). Lexington was organized for the primary purpose of seeking selected mergers or acquisitions with a small number of business entities expected to be private companies, partnerships, or sole proprietorships. Prior to April 1987, the primary activity of the Company was directed to organizational efforts and obtaining initial financing. The Company sold 208,333 shares of its $.001 par value common stock at $1.20 per share for total proceeds of $250,000 in a public offering which closed on December 17, 1986.

Effective April 10, 1987, the Company acquired all of the shares of Eldorado Artesian Springs, Inc. (“Eldorado”) of Eldorado Springs, Colorado. Eldorado, a Colorado corporation, was formed in 1983. The acquisition was accomplished by the exchange of Company stock for all of the outstanding shares of Eldorado from its shareholders. Pursuant to the acquisition of Eldorado, Eldorado shareholders received an aggregate of 2,340,000 shares of the Company’s common stock, representing 90% of outstanding shares of the Company after the acquisition. The number of Company shares of stock exchanged in the acquisition was determined through arms-length negotiations. In June 1988, Eldorado was merged into Lexington pursuant to a statutory merger, and Lexington changed its name to Eldorado Artesian Springs, Inc.
As a result of the Eldorado acquisition and subsequent merger, the primary business of the Company is the bottling and sale of spring water from springs located in Eldorado Springs, CO on property owned by the Company. In addition to real property, the wells and springs thereon, and water rights, the Company owns a bottling plant in Louisville, CO (including building and bottling equipment), associated containers and equipment, resort buildings, a residential home, and an outdoor swimming pool which are located on the property in Eldorado Springs, CO.
The Company began operations by delivering 5 gallon bottles and renting of equipment to homes and offices as well as delivering 1 gallon bottles to retailers. In 1994, the Company introduced the 1.5 liter bottle, which was followed, in 1995, with the 1.0 liter, 0.5 liter and 24 ounce bottles. Eldorado introduced its PET bottles to grocery retailers, and these products have gained market share among the larger retail grocery chains.
During the fiscal year ended 2001, to accommodate the growing demand for the Company’s bottled spring water products, the Company entered into an agreement for the purchase and construction of a new warehouse facility in Louisville, CO. The new facility was completed in August 2001, and the Company began operations out of the new facility at that time. The Company continues to bottle the same natural spring water that emanates from the source in Eldorado Springs, CO. The Company also leases additional high speed bottling equipment that was installed at the new facility. By utilizing the new equipment, and the additional warehouse, bottling and office space, the Company has been able to realize benefits in increased bottling speeds as well as efficiencies in transporting and storing raw materials and finished goods.
The Company has reacted to consumer demands by adding additional products to its service and delivery operations. In order to handle competition from other companies, the Company added filtration products in July 2003. Currently, the Company services approximately 450 filter accounts.
In October 2005, the Company added coffee products and coffee equipment as products to be delivered off of existing route vehicles. The coffee is provided Green Mountain Coffee Roasters utilizing their various coffee brands to be delivered by our employees. Coffee can be integrated into the Company’s current distribution channel and is a product that is counter-seasonal to water. The Company obtained the initial customers utilizing leads from the existing account base as well as new customers from sales personnel. The Company expects to continue to grow the coffee sector of the business.
Water Source and Bottling
The source of the natural spring water used by the Company is springs located on property owned by the Company in Eldorado Springs, Colorado. The Company is located at the base of a six hundred-foot deep canyon in Eldorado Springs. Eldorado Springs is surrounded by hundreds of acres of local, state and federal park land.
When the Company purchased the mountain property in 1983, included in the purchase price were certain water rights for Eldorado Springs. These water rights are relatively junior to other water rights in the South Boulder Creek and South Platte Basins. The Company has the right to beneficially use all of the water that emanates from the springs in accordance with its water rights unless there is a more senior call on the water. A senior call might occur in the winter or when runoff is low and insufficient to meet the water needs of more senior water users below Eldorado Springs. Because of Colorado’s recent drought conditions, the possibility of a senior call has increased. The Company filed an application for a Substitute Water Supply Plan with the Colorado Water Court to protect its right to withdraw water pending the Colorado Water Court’s review of the Company’s application for a permanent augmentation plan. The Substitute Water Supply Plan has been approved, but expires on October 23, 2006. A renewal application must be filed no later than 90 days prior to the Substitute Water Supply Plan’s expiration.

The Company is also pursuing other possible supply sources for use in augmenting the stream flows as a result of the Company’s withdrawals of water. There is no assurance that any of the renewal applications, Colorado Water Court applications for permanent augmentation, or any other alternative arrangements being sought by the Company will be approved. If the Company’s applications for substitute or for a permanent augmentation plan are not approved and a senior call on the Company’s water supply is made, a significant financial impact on the Company would result. The Company will also incur significant expenses in connection with its efforts to obtain approval of these plans. In the event of the approval of a permanent augmentation plan, the Company will also incur additional expenses associated with its required purchase of additional water rights.
Water is produced at two springs and eleven wells on the Company’s property. The well heads are in close proximity to the fill station. The source water is bacteria-free as it emanates from the source, and nothing is added to or removed from the water during the bottling process. The product is packaged in high quality plastic bottles, and each bottle is sealed with a tamper evident cap.
In Eldorado Springs, the water is loaded into stainless steel tanker trucks and transported to the new bottling facility in Louisville, Colorado. Once at the facility, the water is transferred into stainless steel tanks until bottled. The Company installed all stainless steel piping in the new facility and monitors quality on a regular basis to assure the highest quality products. As a safeguard to any contamination, the water passes through a protective filter and an ultra-violet light.
Products
The Company is principally in the business of selling bottled artesian spring water. Sales of the Company’s water have historically been made by selling five gallon and three gallon bottles of water directly to homes and businesses, retail grocery stores and distributors located in Colorado. The Company also sells its water at wholesale to retail food stores (grocery chains), by packaging the water into smaller, more convenient sizes which are suitable for retail distribution. The Company rents coolers to customers to dispense the bottled water. The Company also rents and sells filtration equipment to customers for home and office accounts. During the recent fiscal year ended March 31, 2006, the Company added coffee and coffee equipment to its product mix delivered to customers from route delivery vehicles. The coffee is packaged by Green Mountain Coffee Roasters and is delivered by the Company’s employees. The Company’s water bottling operation accounted for approximately 99% of the Company’s revenues for the fiscal year ended March 31, 2006. Additionally, in Eldorado Springs the Company owns and operates a resort on its property during the summer months and rents a single-family home.
Sales and Distribution
The Company sells its bottled artesian spring water into two distinct segments of the market for bottled water.
Home/Commercial Delivery Business
Direct delivery of bottled water to homes and businesses has historically been the focus of the Company’s business. The Company’s bottled water delivery business primarily consists of the sale of five gallon and three gallon containers of water to customers who lease water dispensers from the Company. The Company delivers these bottles directly to customers using trucks owned or leased by the Company. The Company’s delivery sales are made primarily in the Denver/Boulder, Colorado metropolitan area (but also in selected other cities along the front range). As of March 31, 2006, the Company had approximately 14,400 active delivery accounts, and the delivery business currently accounts for roughly 70% of the Company’s revenues. Of the five and three gallon accounts, approximately 68% were home accounts and 32% were commercial accounts.
PET Packaging/Retail Distribution Business
The PET business consists principally of the wholesale distribution of the Company’s PET products to grocery store chains with operations primarily in Colorado. The Company uses its own trucks to deliver its PET water products to grocery customers’ warehouses in the Denver metropolitan area. From there, the water is shipped to customers’ grocery stores throughout Colorado. In addition, because some of the grocery customers’ warehouse distribution extends beyond the State of Colorado, the Company receives some distribution at these customers’ grocery stores located in New Mexico, Wyoming, Kansas, Utah, Oklahoma and Texas.

Marketing
The Company focuses on three major areas in marketing its products: five gallon and three gallon sales, small package products, and brand name recognition.
The five gallon and three gallon products are primarily sold through the acquisition of new accounts attracted by personal sales representatives at local events strategically located throughout the area. The efforts of the staff are augmented by yellow pages, radio, and occasional television advertisements and by product donation to local events.
The smaller packages that are sold principally through retail chain stores are effectively marketed by using point of purchase inducements to gain new trial customers, usually in the form of discounts in price in conjunction with signage.
The Company attempts to build brand name awareness by sponsoring or participating in many local events. The Company has been a sponsor of many races and events including the Bolder Boulder 10K race, the Eldorado Springs Cancer Research Run, the Taste of Colorado and many other local events.
Supplies
Water bottled by the Company comes from springs located on the Company’s property in Eldorado Springs, Colorado which have been flowing for many years. While the Company could lose rights to the spring water, the Company does not foresee any disruption in the flow of the spring water. The Company currently sources all of its raw materials from outside vendors. Suppliers of the bottles have experienced seasonal shortages resulting from resin shortages. Changes in the supply of the bottles can affect the prices. The Company tries to mitigate possible shortages by maintaining sufficient inventory safety stocks so as not to interrupt production.
Seasonality
Sales tend to be mildly seasonal in the bottled water business. A ten to fifteen percent differential in sales is normally experienced between the peak summer months from May to September and the low winter months from November to March. As a result, revenues tend to be highest in the Company’s first and second fiscal quarters, and somewhat lower in the third and fourth fiscal quarters.
Competition
The bottled water industry has numerous competitors. Generally, the industry is made up of a few large companies (who own multiple brands), smaller companies whose products are distributed only on a regional or local basis and some private label brands. The Company’s competitors include more diversified corporations having substantially greater assets and larger sales organizations than the Company, as well as other small firms. The Company’s competitors in the local Denver/Boulder area for home and office delivery include Deep Rock and Sierra Springs. The Company also competes in the retail area for the smaller PET packages with products including Aquafina, Arrowhead, Evian, Deep Rock, Dasani and various private label brands. The Company is a smaller regional company compared to the competitors as most of the Company’s products are sold in Colorado. The Company competes on the basis of product quality, customer service, and price. The Company believes that the products’ superior taste, competitive pricing and attractive packaging are significant factors in maintaining the Company’s competitive position.
Government Regulation
The Company’s bottling operations are subject to regulation by the Food and Drug Administration of the federal government. The Colorado Department of Public Health and Environment Consumer Protection Division administers regulations for the Company. Weekly product and source bacteriological tests are required, and annual inspections are performed.
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
The Company operates a swimming pool that is also subject to regulation by the State of Colorado. These regulations are administered by the Boulder County Health Department and require periodic daily testing and agency inspections.
It is the Company’s understanding that it is in compliance with these regulations as communicated by representatives of the responsible local agencies. Compliance with the standards and regulations above do not require material expenditures.
Research and Development Costs
The Company did not incur any product research or development costs during the fiscal year 2006 and fiscal year 2005.
Employees
As of March 31, 2006, the Company had 67 full-time employees. During the summer months, the Company employs approximately 14 seasonal employees for the operation of the pool.
ITEM 2. DESCRIPTION OF PROPERTY.
The Company owns property in two locations.
Eldorado Springs, Colorado
The Company owns approximately 24 acres of land in Eldorado Springs, Colorado. The buildings owned by the Company at this location total approximately 12,000 square feet. The Company uses this warehouse space for the fill station for the spring water as well as for storage of products from time to time. The Company also continues to use office space next to the warehouse. As part of the property in Eldorado Springs, the Company owns the wells and springs thereon and certain water rights. The Company owns an outdoor swimming pool that is operated during the summer months. Virtually all of the Company’s property in Eldorado Springs is pledged as collateral on Company loan balances.
Louisville, Colorado
In August 2001, the Company purchased a new facility in Louisville, Colorado located approximately 10 miles from Eldorado Springs. This new facility is approximately 40,000 square feet. The Company utilizes approximately 9,000 square feet for office space for its corporate headquarters. The facility also serves as the bottling facility and warehouse space for raw and finished materials. The building sits on 6.6 acres owned by the Company. The new facility was financed through an SBA loan and through traditional bank financing.
ITEM 3. LEGAL PROCEEDINGS.
The Company filed an application with the Colorado Water Court for a substitute water supply plan to protect its right to withdraw water pending the Colorado Water Court’s review of an application for a permanent augmentation plan. The Substitute Water Supply Plan has been approved by the Colorado Water Court and will expire on October 23, 2006. A renewal application must be filed no later than 90 days prior to expiration. The Company plans to file a renewal application prior to the expiration of the substitute water supply plan.
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
PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
The Company’s common stock is traded in the over-the-counter market on the OTC Bulletin Board. The quotations presented below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The following table sets forth , for the periods shown, the quotations for the common stock:

	High	Low
Calendar 2006
First Quarter through March 31, 2006	$3.25	$2.00

Calendar 2005
First Quarter through March 31, 2005	$3.00	$1.47
Second Quarter through June 30, 2005	$3.25	$1.55
Third Quarter through September 30, 2005	$2.20	$1.86
Fourth Quarter through December 31, 2005	$2.95	$1.45

Calendar 2004
First Quarter through March 31, 2004	$1.10	$0.80
Second Quarter through June 30, 2004	$2.00	$1.01
Third Quarter through September 30, 2004	$2.00	$1.10
Fourth Quarter through December 31, 2004	$2.00	$1.35
The Company had 139 record owners of its common stock as of June 14, 2006.
No dividends have been declared or paid to date on the Company’s common stock, and the Company does not anticipate paying dividends in the foreseeable future. The Company follows a policy of cash preservation for future use in the business.

			Number of securities
			remaining available for
	Number of securities to be		future issuance under
	issued upon exercise of	Weighted-average exercise	equity compensation plans
	outstanding options,	price of outstanding option,	(excluding securities
Plan category	warrants and rights (a)	warrants and rights (b)	reflected in column (a)) (c)
Equity compensation plans approved by security holders[1]	468,500	2.67	406,500

Equity compensation plans not approved by security holders[2]	350,000	3.00	650,000

Total	818,500	2.89	1,056,500

[1]	Represents Shares authorized for issuance under our 1997 Stock Option Plan.

[2]	Represents Warrant to purchase common stock to Capital Merchant Bank, LLC. See disclosure below.

RECENT SALES OF UNREGISTERED SECURITIES
On January 4, 2005, the Company entered into a Management Consulting and Finders Agreement with Capital Merchant Bank, LLC (“Capital Merchant Bank”). Under the terms of the Management Consulting and Finders Agreement, Capital Merchant Bank agreed to provide certain consulting services to assist the Company in its business development efforts. Pursuant to the terms of the Agreement, the Company has made an initial payment of $25,000 to Capital Merchant Bank, and will be obligated to pay an additional $175,000 upon completion of a qualified financing. Thereafter, the Company will be obligated to pay to Capital Merchant Bank a fee of $200,000 every six months, unless the Agreement is terminated by either party. Termination of the Agreement requires 60 days’ written notice to the party not terminating the Agreement.
As required by the terms of the Agreement, the Company issued to Capital Merchant Bank a Warrant to purchase up to 1,000,000 shares of the Company’s common stock for an exercise price of $3.00 per share. The Warrant was immediately exercisable for up to 350,000 shares, and will become exercisable for up to an additional 350,000 shares upon completion by the Company of a qualified financing, and up to an additional 300,000 shares upon the six month anniversary of such qualified financing, unless the Agreement is sooner terminated. The Warrant may be exercised, to the extent exercisable from time to time, via a “cashless exercise” procedure, whereby the holder of the Warrant may surrender a portion of the Warrant shares in payment of the exercise price of the Warrant. The Warrant expires on January 4, 2008. Issuance of the Warrant was exempt from registration under Regulation D under the Securities Act of 1933 and Rule 506 thereunder.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward Looking Statements
This filing contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to services offered by and future economic performance of the Company.
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
Overview
Eldorado Artesian Springs, Inc. (the “Company”) is a Colorado based company that is primarily involved in the bottling and marketing of natural artesian spring water. The spring is located in the foothills of the Colorado Rocky Mountains and is surrounded by thousands of acres of state and city park land. The water rises up through many layers of sandstone under its own artesian pressure. Currently, the Company’s operations consist of its home/commercial delivery business (5 and 3 gallon bottles) and its PET (polyethylene terephtalate, a premium clear plastic container) consumer business. A small segment of the Company’s business includes the sales and rental of filtration and coffee dispensing equipment as well as the sale of coffee. The Company also owns and operates a public swimming pool on its property during the summer months and rents a single-family home on the property.
The Company experienced growth through the year 2000 that necessitated the need for additional office, warehouse and bottling space. In January of 2001, the Company began construction of a new facility in Louisville, Colorado about 10 miles from Eldorado Springs, Colorado. The facility consists of a total of approximately 40,000 square feet. The building was completed in August 2001, and the Company began to operate on a limited basis out of the new location at that time. The Company initially moved all office personnel to the new offices. In addition, the delivery trucks also began operating out of the new facility and the products were transported between Eldorado Springs and the new location in Louisville. By December 2001, the Company moved all of the bottling lines. Currently, the water is transported to the new facility in stainless steel tanker trucks. Once at the bottling plant, the water is then transferred into stainless steel holding tanks until it is used for bottling.
Results of Operations
Performance Overview – Recent Trends
Sales and net income increased from fiscal year 2005 to fiscal year 2006. Operating expenses for fiscal year 2006 have decreased compared to the prior fiscal year. The Company saw the biggest effect to net income from the combined results of the increase in revenue and decrease in overall operating expenses. Additionally, during the fiscal year ended March 31, 2005 the Company had to expense a large amount due to the issuance of warrants. During the fiscal year ended March 31, 2006, the Company did not incur any similar expenses resulting in a smaller net loss after taxes.
The Company has experienced increased competition from larger water companies resulting in lower average selling prices in the major retail chains. The Company continues to seek other distribution avenues in order to increase sales of the PET products. In addition, the Company continues to utilize advertising and promotional budgets to help promote various products. The Company has been pursuing ways to offer more sizes of the products off of our own delivery vehicles to increase sales to existing customers. Additionally, the Company has introduced coffee products and coffee dispensing equipment to increase overall sales and efficiencies off of route vehicles.
General economic trends have increased the costs associated with insurance. Additionally, costs associated with the maintenance of the facility have increased. Also, based on recent assessments of property owned by the Company, property taxes have also increased. Overall, total operating expenses have decreased for the fiscal year ended 2006 compared to the fiscal year ended 2005 due to cutbacks in advertising and promotions as well as decreases in depreciation and amortization for equipment that has reached its useful life.
The Company believes that we are in a position to continue to grow in the markets we presently service by offering additional sized products and utilizing advertising and promotional budgets for promoting the product. We will continue to pursue additional business in new and emerging markets. In addition, we continue to look for ways to decrease operating costs in order to achieve profitability in the future.
Year Ended March 31, 2006 Compared to Year Ended March 31, 2005
Sales
Sales for the year ended March 31, 2006 were $7,909,994 compared to $7,634,363 for the same period ended March 31, 2005, an increase of 3.6%.
Sales of the products used in the delivery to homes and offices which include 5 and 3 gallons bottles as well as the dispenser units were 68.7% of sales and increased from $5,234,715 for fiscal year 2005 to $5,432,291 for fiscal year 2006, an increase of $197,576 or 3.8%. Total units of 5 and 3 gallon products increased 2.8% from the fiscal year ended March 31, 2005 to the fiscal year ended March 31, 2006. The Company experienced a slight increase in average selling price of the 5 and 3 gallon bottles. The average rental price for the dispenser units decreased. The Company has begun a program to rent dispensers to customers at a lower cost in order to increase the utilization of these assets. The filter division of the Company increased filter rental and sales from $40,890 in fiscal year 2005 to $55,263 in fiscal year 2006, an increase of 35.2%.
The Company introduced coffee and coffee equipment for service from our existing route vehicles. These products were introduced in October 2005. For the year ended March 31, 2006, total sales for coffee, coffee equipment and accessories totaled $34,248.
Sales of the Company’s PET products (.5 liter to 1.5 liter sizes), including private label products, represented 18.5% of sales for fiscal year 2006 and 17.6% of sales for fiscal year 2005 or $1,458,352 and $1,341,884, respectively. This represented an increase of 8.7%. Total unit sales for the PET products increased 18% from fiscal year 2005 to fiscal year 2006. The Company’s gallon size products were 10.6% of sales or $836,833 in fiscal year 2006 compared to

$786,905 in fiscal year 2005, an increase of 6.4%. The increase in revenues of the gallon sized package is attributable to a 9.0% increase in unit volume. During the fiscal year ended March 31, 2005, the Company began packaging the PET and gallon size products for a local retailer under a private label brand. Sales for the private label products represented approximately $180,000 in revenue for fiscal year 2006 compared to $80,000 in revenue for fiscal year 2005.
Gross Profit/Cost of Goods Sold
Cost of goods sold for fiscal year 2006 were $1,589,024, or 20.1% of sales, compared to $1,175,873 or 15.4% of sales for fiscal year 2005. Gross profit decreased from $6,458,490, or 84.6% of sales in fiscal year 2005 to $6,320,970 or 80.0% of sales for fiscal year 2006. Overall, gross profit decreased 2.1% from the prior year.
Cost of goods for the home and office products were $315,041, or 6.7% of 5 and 3 gallon sales for fiscal year 2006, compared to $240,680, or 5.5% of sales for fiscal year 2005. Cost of goods for the 1 gallon products were $346,638, or 41.5% of 1 gallon sales for fiscal year 2006, compared to $260,844, or 33.2% of sales for fiscal year 2005. The increase in the cost of goods is due to the increase cost of materials for the 1 gallon products. Cost of goods for the PET products were $810,877, or 55.6% of sales for fiscal year 2006, compared to $601,843, or 44.9% of sales for fiscal year 2005. Due to recent economic conditions, the cost of bottles and packaging for all products has increased resulting in the decrease in gross profit.
Operating Expenses
Total operating expenses decreased to $6,140,493 in fiscal year 2006 from $6,458,856 in fiscal year 2005, a decrease of $318,363, or 4.9%. Of the total operating expenses, salaries and related expenses decreased slightly to $3,047,546 in fiscal year 2006, or 38.5% of sales, from $3,064,308 in fiscal year 2005, or 40.1% of sales. The Company has maintained a stable workforce and continues to work towards increasing efficiencies in all departments.
Administrative and general expenses increased 5.0% for 2006 as compared to fiscal year 2005. The Company experienced increased expenses related to drought conditions and water rights primarily for legal fees and engineering work. The Company has also experienced increase costs associated with health insurance and workers’ compensation insurance rate increases. Total insurance costs in the health insurance and workers’ compensation insurance costs combined increased 20% from the prior fiscal year. In addition, property taxes for the property owned by the Company increased 13% over the prior fiscal year.
Delivery expenses increased from $725,435 for fiscal year 2005 to $808,280 for fiscal year 2006, an increase of 11.4%. The increase in the cost of delivery expenses is due to the increase in the cost of fuel used to service the home and office accounts. The rising costs of fuel resulted in an increase of 22.7% for the delivery vehicles. Additionally, the Company has been replacing the older vehicles in the delivery fleet resulting in increased leasing costs as well the costs of repairing the older vehicles.
Advertising and promotion expenses decreased 62.1% for fiscal year 2006 compared to the fiscal year 2005. For 2006, advertising and promotion expenses were 3.2% of sales compared to 8.6% of sales for 2005. The decrease is primarily related to the increase in sales volume but with greater selectivity in choosing which venues to attend in order to obtain new Home and Office delivery accounts. The Company recognizes certain advertising and promotional expenses for products or services that could have been purchased at a fair market value regardless of whether or not the vendor had purchased the product.
Depreciation and amortization decreased 10.5% for fiscal year 2006 as compared to fiscal year 2005. Depreciation and amortization for fiscal year 2006 was 6.0% of sales compared to 6.9% of sales for fiscal year 2005. The Company’s need for additional equipment has decreased and some equipment has reached the end of its life resulting in a decrease in overall depreciation and amortization expenses.
Interest, Taxes and Other Expenses
Interest expense increased 10.6% to $246,517 in fiscal year 2006, from $222,974 in fiscal year 2005. The increase in interest is due to the increasing interest rates on the variable rate notes owed by the Company.

The Company had a net loss before taxes of $23,190 for fiscal year 2006 compared to a net loss before taxes of $611,368 for fiscal year 2005. During the fiscal year ended March 31, 2005, the Company entered into a Consulting and Finders Agreement to perform general management, financial and corporate consulting services for the Company. As part of the Agreement, the Company issued warrants. The issuance of the warrants resulted in an expense of $431,451. The expense did not have an effect on the cash flow of the company. The net loss in taxable income resulted in a decrease in income tax benefit from fiscal year 2005 to fiscal year 2006.
The Company had a net loss after taxes of $10,235 in fiscal year 2006 compared to a net loss of $547,504 for fiscal year 2005. The Company recorded a tax benefit of $12,955 for fiscal year 2006 compared to a tax benefit of $63,864 for fiscal year 2005.
Liquidity and Capital Resources
Trade accounts receivable for the year ended March 31, 2006 were 9.8% more than at year ended March 31, 2005. This resulted from the increase in revenues for the year ended March 31, 2006. Days sales outstanding was approximately 38 days for March 31, 2006 and 37 days for March 31, 2005.
Cash flows from operating activities had a net inflow of $389,488 for fiscal year 2006. The cash provided from operating activities represents an increase of $328,149 from fiscal year 2005. The increase in cash flow from operations is primarily due to the increase in operating income resulting from the $431,451 non-cash expense related to the issuance of warrants during the fiscal year ended March 31, 2005. The largest reconciling item between net income and net cash flow from operations was the $473,665 of depreciation and amortization. The Company anticipates that cash flow from operations will be available to fund existing obligations for expected cash requirements over the next year and thereafter.
Cash flows from investing activities resulted in a net outflow of $177,269 for fiscal year 2006. This total represents expenditures on equipment, principally electric water coolers, filtration equipment and coffee dispensing equipment that are rented to delivery customers.
Cash flows from financing activities resulted in a net outflow of $164,363 for fiscal year 2006. The Company made payments on long term debt and capital lease obligations of $170,513 and received $6,150 from the outstanding line of credit.
The Company’s cash balance at March 31, 2006 increased to $86,558 by a net amount of $47,856 from $38,702 at March 31, 2005.
The Company is in compliance with its financial covenants for its long-term debt agreements with U.S Bank and American National Bank. The Company has line of credit with American National Bank for $500,000. As of March 31, 2006, the Company had an outstanding balance of $306,150 on the line of credit. The line of credit is due for renewal on August 30, 2006. The Company believes that the line of credit will be renewed when due. The Company has no other material commitments for capital expenditures.
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company, Messrs. Larson and Sipple, for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing on $400,000 with interest at 7.5% that has been recorded as notes receivable related party and includes $147,822 of accrued interest at March 31, 2006. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. During the year ended March 31, 2003, the Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. During 2002, the Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note.
In July 2001, when the Company’s Board of Directors authorized the aforementioned real estate transactions, the Company also authorized the sale of certain real estate at the then fair value to Mr. Martin who is an officer of the Company. Because of county land approval processes and associated delays, the officer’s option to purchase the real estate has been extended through September 26, 2007.

On May 19, 1998, the Company registered 875,000 shares of common stock of the Company pursuant to its 1997 stock option plan. The plan provides for the grant of stock options to employees, directors and consultants of the Company. As of March 31, 2006, 497,500 options were outstanding, of which 468,500 are fully vested and exercisable.
Contractual Obligations and Commitments
The following table sets forth our contractual commitments as of March 31, 2006:

Fiscal Year End	Long-Term Debt	Operating Lease	Total
2007	136,855	384,739	521,594
2008	145,419	261,264	406,683
2009	154,872	253,132	408,004
2010	164,964	136,575	301,539
2011	175,744	95,481	271,225
Thereafter	2,436,983	34,259	2,471,242

Total	$3,214,837	$1,165,450	$4,380,287

Please refer to notes 5, 6 and 8 in our Consolidated Financial Statements for more information regarding our future cash commitments.
Other Recent Accounting Developments
In July 2002, the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted. Section 404 stipulates that public companies must take responsibility for maintaining an effective system of internal control. The act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attest report from their independent registered public accountant about management’s report. The act requires most public companies (accelerated filers) to report on the company’s internal control over financial reporting for fiscal years ended on or after November 15, 2004. Other public companies (non-accelerated filers) must begin to comply with the new requirements related to internal control over financial reporting for their first fiscal year ending on or after July 15, 2006 under the latest extension granted by the Securities and Exchange Commission. The Company is a non-accelerated filer and therefore does not have to comply with section 404 of the act until fiscal 2008.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment”. This statement replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (revised 2004) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation costs in the financial statements. SFAS No. 123 (revised 2004) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement applies to all new awards granted during the fiscal year beginning after June 15, 2005 and to previous awards that are modified or cancelled after such date. If adopted as proposed, we would record as an expense the fair value of the options we have issued. Based on the number of options we have issued, this proposed statement would increase our net losses by approximately $127,500 for the fiscal year ended March 31, 2006. This pronouncement would be effective for the fiscal year beginning April 1, 2006.
During March 2005, the Securities Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107, guidance on SFAS No. 123 (revised 2004). SAB No. 107 was issued to assist preparers by simplifying some to the implementation challenges of SFAS No 123 (revised 2004) while enhancing the information that investors receive. The Company will consider the guidance provided by SAB No. 107 as it implements SFAS No. 123 (revised 2004) during fiscal 2007.

In May 2005, the FASB issued SFAS no. 154, “Accounting Changes and Error Corrections (“SFAS No. 154”) which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of ABP Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practical to do so. SFAS No. 154 also strictly defines the term “restatement” to mean the correction of an error revising previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are required to be adopted by the Company in the first quarter of fiscal year 2007. Although we will continue to evaluate the application of SFAS No. 154, management does not anticipate that adoption will have a material impact on our results of operations, financial position or cash flows.
Impact of Inflation
We believe that our results are not dependent upon moderate changes in inflation rates.
ITEM 7. FINANCIAL STATEMENTS

ELDORADO ARTESIAN SPRINGS, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Eldorado Artesian Springs, Inc.
Louisville, Colorado
We have audited the accompanying balance sheet of Eldorado Artesian Springs, Inc. as of March 31, 2006 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eldorado Artesian Springs, Inc. as of March 31, 2006, and the results of its operations and its cash flows for the years ended March 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.
Ehrhardt Keefe Steiner & Hottman PC
May 26, 2006
Denver, Colorado

ELDORADO ARTESIAN SPRINGS, INC.
Balance Sheet
March 31, 2006

Assets
Current assets
Cash	$86,558
Accounts receivable — trade, net	829,880
Inventories	296,777
Prepaid expenses and other	65,923
Deferred tax asset	29,064

Total current assets	1,308,202

Non-current assets
Property, plant and equipment — net	4,160,850
Notes receivable — related party	547,822
Water rights — net	79,088
Deposits	14,004
Other — net	139,834

Total non-current assets	4,941,598

Total assets	$6,249,800

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$288,490
Accrued expenses	232,316
Customer deposits	94,304
Line of credit	306,150
Income taxes payable	31,035
Current portion of long-term debt	136,855

Total current liabilities	1,089,150

Non-current liabilities
Long-term debt, less current portion	3,077,982
Deferred tax liability	149,024
Deferred gain on the sale of real estate	357,544

Total non-current liabilities	3,584,550

Total liabilities	4,673,700

Commitments and contingency

Stockholders’ equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock, par value $.001 per share; 50,000,000 shares authorized; 2,995,495 issued and outstanding	2,995
Additional paid-in capital	1,416,107
Retained earnings	156,998

Total stockholders’ equity	1,576,100

Total liabilities and stockholders’ equity	$6,249,800

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Statements of Operations

	For the Years Ended
	March 31,
	2006	2005
Revenues
Water and related	$7,786,454	$7,542,419
Rentals	12,000	12,000
Pool and other	111,540	79,944

Total revenues	7,909,994	7,634,363

Cost of goods sold	1,589,024	1,175,873

Gross profit	6,320,970	6,458,490

Operating expenses
Salaries and related expenses	3,047,546	3,064,308
Administrative and general	1,564,295	1,489,466
Delivery	808,280	725,435
Advertising and promotions	246,707	650,327
Depreciation and amortization	473,665	529,320

Total operating expenses	6,140,493	6,458,856

Income (loss) from operations	180,477	(366)

Other income (expense)
Stock based compensation associated with issuance of warrants	—	(431,451)
Interest income	42,850	43,423
Interest expense	(246,517)	(222,974)

Total other expense	(203,667)	(611,002)

Loss before income taxes	(23,190)	(611,368)

Income tax (expense) benefit
Current	(31,035)	30,687
Deferred	43,990	33,177

Total income tax benefit	12,955	63,864

Net loss available to common shareholders	$(10,235)	$(547,504)

Basic and diluted weighted average common shares outstanding	2,995,495	2,995,495

Basic loss per common share	$(0.00)	$(0.18)

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Statement of Changes in Stockholders’ Equity
For the Years Ended March 31, 2006 and 2005

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance — March 31, 2004	2,995,495	2,995	984,656	714,737	1,702,388

Issuance of warrants			431,451		431,451

Net loss	—	—	—	(547,504)	(547,504)

Balance — March 31, 2005	2,995,495	2,995	1,416,107	167,233	1,586,335

Net loss	—	—	—	(10,235)	(10,235)

Balance — March 31, 2006	2,995,495	$2,995	$1,416,107	$156,998	$1,576,100

Statements of Cash Flows

	For the Years Ended
	March 31,
	2006	2005
Cash flows from operating activities
Net loss	$(10,235)	$(547,504)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	473,665	529,320
Issuance of warrants	—	431,451
Accrued interest on related party note receivable	(39,466)	(43,066)
Deferred income taxes	(43,990)	(33,177)
Income taxes payable	31,035	—
Changes in assets and liabilities
Accounts receivable	(77,884)	2,802
Inventories	(56,044)	(20,966)
Prepaid expenses and other	27,159	(41,204)
Other assets	—	(72,645)
Deposits	2,085	25,116
Accounts payable	42,734	(59,685)
Accrued expenses	(4,059)	(121,081)
Income taxes receivable	34,132	—
Customer deposits	10,356	11,978

Net cash provided by operating activities	389,488	61,339

Cash flows from investing activities
Purchases of property and equipment	(177,269)	(124,215)

Net cash used in investing activities	(177,269)	(124,215)

Cash flows from financing activities
Net proceeds from line of credit	6,150	200,000
Payments on long-term obligations	(170,513)	(252,061)

Net cash used in financing activities	(164,363)	(52,061)

Net increase (decrease) in cash	47,856	(114,937)

Cash — beginning of year	38,702	153,639

Cash — end of year	$86,558	$38,702

Supplemental disclosure of cash flow information
     Cash paid during the year for interest was $246,517 (2006) and $222,974 (2005).

ELDORADO ARTESIAN SPRINGS, INC.
NOTES TO FINANCIAL STATEMENTS
Note 1 — Description of Business and Summary of Significant Accounting Policies
Eldorado Artesian Springs, Inc., (the “Company”), is a Colorado corporation which primarily sells bottled Artesian spring water from springs located in Eldorado Springs, Colorado and rents water dispensers. The Company also rents housing, and during the summer months, it operates a natural Artesian spring pool. The Company’s bottling and distribution facility is located in Louisville, Colorado.
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
Property, Plant, and Equipment
Property, plant and equipment are stated at cost. Machinery, equipment, furniture and fixtures are depreciated using various methods over their estimated useful lives, ranging from 3 to 7 years. Buildings and improvements are depreciated using the straight-line method over the estimated useful lives for owned assets, ranging from 15 to 39 years. Depreciable lives on leasehold improvements are determined utilizing the lease terms.
Water Rights
Water rights are recorded at cost and are amortized on a straight-line basis over 40 years.
Other Assets
Other assets consist of customer lists, loan fees and other costs which have been recorded at cost and are being amortized on the straight-line basis over 5 to 40 years.
Accounts Receivable
The Company extends unsecured credit to its customers in the ordinary course of business. At the time the accounts receivable are originated, the Company considers a reserve for doubtful accounts based on the creditworthiness of the customer. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis.
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired.
Customer Deposits

ELDORADO ARTESIAN SPRINGS, INC.
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

	For the Years Ended
	March 31,
	2006	2005
Net loss — as reported	$(10,235)	$(547,504)
Net loss — pro forma	$(137,753)	$(591,002)
Basic and diluted loss per common share — as reported	$(.00)	$(.18)
Basic and diluted loss per common share — pro forma	$(.05)	$(.20)
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	For the Years Ended
	March 31,
	2006	2005
Approximate risk free rate	4.2% - 4.4%	4.5%
Average expected life	2.5 - 10 years	10 years
Dividend yield	0%	0%
Volatility	80% - 84%	128%
Estimated fair value of total options granted	$127,518	$43,498
Basic and Diluted Earnings Per Common Share
In accordance with FAS 128 “Earnings per Share,” basic earnings per share are computed by dividing net income by the number of weighted average common shares outstanding during the year. For the years ended March 31, 2006 and 2005, the Company had 847,500 and 741,500, respectively, stock options and warrants that were not included in the computation of loss per share because their effect was anti-dilutive; however, if the Company were to achieve profitable operations in the future, they could potentially dilute such earnings. The basic and diluted loss per share is equivalent and accordingly only basic loss per share has been reported.
Fair Value of Financial Instruments
The carrying amounts of financial instruments including cash, receivables, accounts payable and accrued expenses approximated fair value as of March 31, 2006 because of the relatively short maturity of these instruments.
The carrying amounts of notes receivable and long-term debt approximates fair value as of March 31, 2006 because interest rates on these instruments approximate market interest rates.

ELDORADO ARTESIAN SPRINGS, INC.
Revenue Recognition
Revenue is recognized on the sale of products as customer shipments are made. Returns are estimated and recorded at the time of sale. Rental revenue is recognized on a monthly basis upon commencement of the lease agreement.
Promotional Expense – Consideration to Vendors
In accordance with EITF 01-09, the Company recognizes certain promotional expense as a reduction in revenues. These costs included off invoice discounts to resellers and promotions for customers. Arrangements with vendors that are classified as an expense meet the requirements of EITF 01-09 because the benefit to the Company in return for a fee is separate from the purchase of the product.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expense for the years ended March 31, 2006 and 2005 were $246,707 and $650,327, respectively.
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
Recently Issued Accounting Pronouncements
In July 2002, the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted. Section 404 stipulates that public companies must take responsibility for maintaining an effective system of internal control. The act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attest report from their independent registered public accountant about management’s report. The act requires most public companies (accelerated filers) to report on the company’s internal control over financial reporting for fiscal years ended on or after November 15, 2004. Other public companies (non-accelerated filers) must begin to comply with the new requirements related to internal control over financial reporting for their first fiscal year ending on or after July 15, 2006 under the latest extension granted by the Securities and Exchange Commission. The Company is a non-accelerated filer and therefore does not have to comply with section 404 of the act until fiscal year 2008.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment.” This statement replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (revised 2004) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation costs in the financial statements. SFAS No. 123 (revised 2004) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement applies to all new awards granted during the fiscal year beginning after June 15, 2005 and to previous awards that are modified or cancelled after such date. If adopted as proposed, we would record as an expense the fair value of the options we have issued. Based on the number of options we have issued, this proposed statement would increase our net losses by approximately $127,500 for the fiscal year ended March 31, 2006. This pronouncement would be effective for the fiscal year beginning April 1, 2006. The current shares outstanding will have no effect on the future financial statements based on this pronouncement.

ELDORADO ARTESIAN SPRINGS, INC.
During March 2005, the Securities Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107, guidance on SFAS No. 123 (revised 2004). SAB No. 107 was issued to assist preparers by simplifying some to the implementation challenges of SFAS No 123 (revised 2004) while enhancing the information that investors receive. The Company will consider the guidance provided by SAB No. 107 as it implements SFAS No. 123 (revised 2004) during fiscal 2007.
In May 2005, the FASB issued SFAS no. 154, “Accounting Changes and Error Corrections (“SFAS No. 154”) which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of ABP Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practical to do so. SFAS No. 154 also strictly defines the term “restatement” to mean the correction of an error revising previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are required to be adopted by the Company in the first quarter of fiscal year 2007. Although we will continue to evaluate the application of SFAS No. 154, management does not anticipate that adoption will have a material impact on our results of operations, financial position or cash flows.
Note 2 — Balance Sheet Disclosures
Accounts receivable consist of the following at March 31, 2006:

Accounts receivable
Accounts receivable	$909,880
Allowance for doubtful accounts	(80,000)

$829,880

Property, plant and equipment consist of the following at March 31, 2006:

Property, plant and equipment
Land	$1,000,263
Buildings and improvements	3,886,887
Machinery and equipment	3,758,048
Office furniture and fixtures	325,511

8,970,709
Less accumulated depreciation and amortization	(4,809,859)

$4,160,850

Water rights consist of the following at March 31, 2006:

Water rights	$179,500
Less accumulated amortization	(100,412)

$79,088

ELDORADO ARTESIAN SPRINGS, INC.
Other assets consist of the following at March 31, 2006:

Other assets
Customer lists, loan fees, and other	$219,524
Accumulated amortization	(79,690)

$139,834

Accrued expenses consist of the following at March 31, 2006:

Accrued expenses
Accrued payroll and taxes	$56,105
Accrued property taxes	151,936
Accrued sales taxes	24,275

$232,316

Note 3 – Sale of Real Estate
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company, Messrs. Larson and Sipple, for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% that has been recorded as notes receivable related party and includes $147,822 of accrued interest at March 31, 2006. These notes mature in August 2006. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. During the year ended March 31, 2003, the Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. During 2002, the Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note.
In July 2001, when the Company’s Board of Directors authorized the aforementioned real estate transactions, the Company also authorized the sale of certain real estate at the then fair value to Mr. Martin, another officer of the Company. Because of county land approval processes and associate delays, the officer’s option to purchase the real estate has been extended through September 26, 2007.
Note 4 — Line of Credit
The Company has a bank line of credit that provides for borrowings up to $500,000 subject to certain borrowing base requirements, requires monthly interest payments calculated at Prime plus 0.5% (8.00% at March 31, 2006) with all unpaid principal and interest due in August 2006. The line includes certain reporting and financial covenants and is cross-collateralized by accounts receivable, inventory and defined real property and guaranteed by three stockholders and officers of the Company. The outstanding balance on the line was $306,150 at March 31, 2006.
Note 5 — Long-Term Debt
Long-term debt is as follows at March 31, 2006

Note payable to a bank with interest at .75% over Prime (8.25% at March 31, 2006). The note calls for monthly principal and interest payments of $10,968 and matures August 2026. Collateralized by a second deed of trust on the building and land purchased with the proceeds and guaranteed by the Small Business Administration and three stockholders and officers of the Company. The note is subject to certain restrictive covenants.	$1,288,635

ELDORADO ARTESIAN SPRINGS, INC.

Note payable to a bank with interest at .75% over Prime (8.25% at March 31, 2006). The note calls for monthly principal and interest payments of $10,675 and matures August 2026. Collateralized by the building and land purchased with the proceeds and guaranteed by three stockholders and officers of the Company. The note is subject to certain restrictive covenants.	1,288,453

Note payable to a bank with interest fixed at 4.75% until November 2007, at which time the interest rate may adjust to Prime and may adjust annually. The note calls for monthly principal and interest payments of $9,858 with all unpaid principal and interest due June 2012. Cross-collateralized by substantially all assets of the Company and guaranteed by three stockholders and officers of the Company.	637,749

3,214,837
Less current portion	(136,855)

$3,077,982

Maturities of long-term obligations are as follows:

Year Ending March 31,
2007	136,855
2008	145,419
2009	154,872
2010	164,964
2011	175,744
Thereafter	2,436,983

$3,214,837

Note 6 — Income Taxes
The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that are not expected to be realized based on available evidence. The Company expects future taxable income and, therefore, believes it will recognize future benefits related to its deferred tax asset. The Company has recorded an income tax payable of approximately $31,000 for the current year taxable income that will be carried back against federal taxes paid for the year ended March 31, 2003.
The net current and long-term deferred tax assets and liabilities in the accompanying balance sheet include the following at March 31, 2006:

Current deferred tax asset	$29,064
Current deferred tax liability	—

Net current deferred tax asset	$29,064

Long-term deferred tax asset	$—
Long-term deferred tax liability	(149,024)

Net long-term deferred tax liability	$(149,024)

ELDORADO ARTESIAN SPRINGS, INC.
     Temporary differences giving rise to the net deferred tax liability are as follows at March 31, 2006:

Allowance for doubtful accounts	$29,064
Property and equipment	(128,906)
Other assets	(4,694)
Deferred gain	(15,424)

$(119,960)

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income compared to the income tax (expense) benefit in the statements of income:

	For the Years Ended
	March 31,
	2006	2005
Federal income taxes computed at statutory rate	$7,884	$207,864
State income taxes and other	5,071	2,693
Stock based compensation associated with issuance of warrants	—	(146,693)

	$12,955	$63,864

Note 7 — Commitments
Operating Leases
The Company leases delivery trucks, vehicles, equipment and property under non-cancelable operating leases. Rent expense for these leases was $564,824 and $546,020 for the years ended March 31, 2006 and 2005, respectively.
Future minimum lease payments under these leases are approximately as follows:

Year Ending March 31,
2007	$384,739
2008	261,264
2009	253,132
2010	136,575
2011	95,481
Thereafter	34,259

$1,165,450

Management Consulting and Finders Agreement
On January 4, 2005, the Company entered into a Management Consulting and Finders Agreement with Capital Merchant Bank, LLC (“Capital Merchant Bank”). Under the terms of the Management Consulting and Finders Agreement, Capital Merchant Bank agreed to provide certain consulting services to assist the Company in its business development efforts. Pursuant to the terms of the Agreement, the Company has made an initial payment of $25,000 to Capital Merchant Bank, and will be obligated to pay an additional $175,000 upon completion of a qualified financing. Thereafter, the Company will be obligated to pay to Capital Merchant Bank a fee of $200,000 every six months, unless the Agreement is terminated by either party. Termination of the Agreement requires 60 days’ written notice to the party not terminating the Agreement. As part of the Agreement, the Company also agreed to issue warrants to Capital Merchant Bank, LLC as described in Note 9.

ELDORADO ARTESIAN SPRINGS, INC.
Note 8 — Contingency
When the Company purchased its mountain property in 1983, included in the purchase price were certain water rights for Eldorado Springs. These water rights are relatively junior to other water rights in the South Boulder Creek and South Platte Basins. The Company has the right to beneficially use all of the water that emanates from the springs in accordance with its water rights unless a more senior rights holder makes a call on the water. A senior call might occur in the winter or when runoff is low and insufficient to meet the water needs of more senior water users below Eldorado Springs. Because of Colorado’s current drought conditions, the possibility of a senior call has increased. The Company filed an application for a substitute water supply plan with the Colorado Water Court to protect its right to withdraw water pending the Colorado Water Court’s review of an application for a permanent augmentation plan. The Substitute Water Supply Plan has been approved, but expires on October 23, 2006. Renewal application must be filed no later than 90 days prior to expiration.
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
Note 9 — Stockholders’ Equity
Stock Options
On May 19, 1998, the Company registered 875,000 shares of common stock of the Company pursuant to the 1997 stock option plan (the Plan). The Plan provides for the grant of stock options to employees, directors, and consultants of the Company. From time to time, the board may grant options to advance the interest of the Company.
The following table presents the activity for options outstanding:

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding — March 31, 2004	589,500	2.85
Granted	22,500	2.00
Forfeited/canceled	(220,500)	2.98
Exercised	—	—

Outstanding — March 31, 2005	391,500	2.69
Granted	122,000	2.57
Forfeited/canceled	(16,000)	2.23
Exercised	—	—

Outstanding — March 31, 2006	497,500	$2.67

ELDORADO ARTESIAN SPRINGS, INC.
The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Price*	Life*	Number	Price*
1.75	33,000	1.75	7.7	33,000	1.75
2.00	22,500	2.00	7.4	22,500	2.00
2.75	433,000	2.75	2.1	404,000	2.75
3.88	4,500	3.88	4.1	4,500	3.88
4.25	4,500	4.25	3.1	4,500	4.25

Total — March 31, 2006	497,500	$2.67	2.7	468,500	$2.67

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, in years, respectively.
Warrants
In connection with a consultant agreement entered into in January 2005, as described in Note 7, the Company issued warrants to purchase 1,000,000 shares of common stock at $3.00 per share. Based on the agreement 350,000 were immediately vested. The remaining warrants will vest upon completion of terms set for in the consulting agreement. The warrants have an expiration of January 2008. Consulting expense was calculated on the 350,000 vested warrants and determined to have a value of $431,451 based upon the Black-Scholes option pricing model using the following assumptions: risk free rate 3.38%, 3 year term, no dividend yield and volatility of 120.62%. This amount was recognized as an expense during the year ended March 31, 2005.
Note 10 — Employee Benefit Plan
The Company has adopted a 401(k) profit sharing plan for its employees. Employees become eligible to participate in the plan once they have completed one year of service and have reached 21 years of age. Contributions by the Company and employees vest immediately. The Company matches 100% of employee’s contributions up to 3% of the employee’s gross pay. The Company matched approximately $48,000 for the years ended March 31, 2006 and 2005. No discretionary profit sharing contributions were approved by the Board of Directors for the years ended March 31, 2006 and 2005.
Note 11 — Subsequent Events
Subsequent to year-end, the Company granted options to purchase 22,500 shares of the Company’s common stock at an exercise price of $3.30 (fair market value at the date of grant) to employees of the Company. All options were fully vested at the date of grant.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Company’s inception.
ITEM 8A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934. Control deficiencies have been identified by management in consultation with Ehrhardt, Keefe, Steiner & Hottman, PC, the Company’s independent auditors. Certain matters involving internal control deficiencies considered to be a material weakness have been reported to the board of directors. The material weaknesses relate to a lack of technical expertise as it related to complex accounting matters associated with the issuance of warrants and the impact on deferred income taxes.
(b) Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the year ended March 31, 2006 that materially affected, or were reasonably likely to materially affect the Company’s internal control over financial reporting.
ITEM 8B. OTHER INFORMATION
None.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
The following table sets forth information with respect to directors, executive officers, and significant employees of the Company. Directors serve for one year terms. Each director is also a nominee for election to the Board of Directors.

			Tenure as
			Officer
Name	Age	Position(s)	or Director
Douglas A. Larson	51	President and Director	1986 to present
Kevin M. Sipple	50	Vice President, Secretary and Director	1986 to present
Jeremy S. Martin	51	Vice President and Director	1986 to present
Robert E. Weidler	61	Vice President	1998 to present
Cathleen M. Shoenfeld	37	Chief Financial Officer	1998 to present
Kate Janssen	34	Vice President	2002 to present
George J. Schmitt	74	Director	1998 to present
Douglas A. Larson was a co-founder of Eldorado and has been President of Eldorado since 1991. Mr. Larson’s responsibilities include corporate strategy and administration of all operating activities at Eldorado. Before his association with Eldorado, Mr. Larson worked as a stock broker with Richey-Frankel and Co. from 1981 to 1983 and with B.J. Leonard, Inc. from 1980 to 1981. Mr. Larson holds a Bachelor of Science Degree in Business Finance from the University of Colorado.
Kevin M. Sipple was a co-founder of Eldorado and has served as Corporate Secretary, Vice President and Director of Eldorado since 1990. Mr. Sipple is in charge of Regulatory Compliance and has served as Chairman of the Board since 1990. Before his association with Eldorado, Mr. Sipple worked for King Soopers, Inc. from 1972 to 1983, serving in a variety of positions including inventory ordering and control. Mr. Sipple attended the University of Colorado.
Jeremy S. Martin was a co-founder of Eldorado and has served as Vice President since 1985. Mr. Martin’s responsibilities include management of the sales and service business. In addition, he is also responsible for special event promotions and public relations. Before his association with Eldorado, Mr. Martin was an independent distributor for Sunasu International, a nutritional products manufacturer. Mr. Martin holds a Bachelor of Science Degree in Business from the University of Colorado.

Robert E. Weidler joined Eldorado in 1990 and served as Production Manager from 1991 to 1998. Currently, Mr. Weidler is Vice President, and his responsibilities include inventory management, daily operations for finished goods and conforming finished goods to safety standards, health department standards and other governmental requirements. Mr. Weidler holds a Bachelor of Science Degree in Sociology from Michigan State University.
Cathleen M. Shoenfeld joined Eldorado in 1990 and served as Assistant Treasurer from 1991 to 1998. Currently, Ms. Shoenfeld is Chief Financial Officer and her responsibilities include the procurement of financing for growth of operations of Eldorado, as well as overseeing the accounting functions for Eldorado including the annual audit and corporate reporting. Ms. Shoenfeld holds a Bachelor of Science Degree in Economics and a Masters of Business Administration from the University of Colorado.
Kate Janssen joined Eldorado in 1995 and has served as Director of Sales and Service. Currently, Ms. Janssen is Vice President in charge of Sales, and her responsibilities include management of the sales and service sector of the business. Ms. Janssen holds a Bachelor of Fine Arts Degree from the University of Colorado.
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
The Board of Directors has determined that Mr. George Schmitt is an “audit committee financial expert” as defined in SEC rules. Over his career, Mr. Schmitt has served in positions of corporate leadership and has an understanding of generally accepted accounting principles, financial statement preparation and analysis and an understanding of audit committee functions. Mr. Schmitt has acquired such skills through education and experience.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and beneficial owners of more than 10% of the Company’s outstanding common stock (collectively, “Insiders”) to file reports with the SEC disclosing direct and indirect ownership of the Company’s common stock and changes in such ownership. The rules of the SEC require Insiders to provide the Company with copies of all Section 16(a) reports filed with the SEC. Based solely upon a review of copies of Section 16(a) reports received, the Company believes Insiders have complied with all Section 16(a) filing requirements applicable since April 1, 2004, except that Capital Merchant Bank, LLC, a beneficial owner of more than 10% of the Company’s outstanding common stock, has not filed a Form 3 reporting its acquisition of such beneficial ownership or a Form 4 reporting the grant of warrants to Capital Merchant Bank to purchase shares of the Company’s common stock.
Code of Ethics
The Company is formulating a code of ethics to apply to the Company’s principal executive officer, principal financial officer and principal accounting officer. The Company has relied in the past, and continues to rely, on the Company’s policies applying to all employees generally as well as on general standards of honest and ethical conduct to ensure that its management adheres to high ethical standards. However, in view of the important role served by the Company’s senior financial management, the Company has determined that adoption of a formal code of ethics pertaining to senior management is appropriate. Following completion and adoption of the Company’s Corporate Code of Ethics and Business Conduct, which is expected during the Company’s second fiscal quarter of the current fiscal year, the code will be available to any person without charge, upon request. A request for the Company’s code of ethics can be made in writing to the Company’s chief financial officer, Eldorado Artesian Springs, Inc., P.O. Box 445, Eldorado Springs, CO 80025. The Company intends to make available any amendments to or waivers of the code within five business days following the date of such amendment or waiver.

ITEM 10. EXECUTIVE COMPENSATION
Summary Compensation Table

Name and		Salary	Bonus	All Other Compensation (1)
Principal Position	Year	($)	($)	($)
Douglas A. Larson, CEO	2006	$114,475	—	$19,053
	2005	$117,254	—	$19,053
	2004	$112,688	—	$19,643

Kevin Sipple, VP	2006	$115,215	—	$12,733
	2005	$118,033	—	$12,818
	2004	$113,353	—	$12,330

Jeremy Martin, VP	2006	$115,537	—	$13,338
	2005	$118,475	—	$13,427
	2004	$113,652	—	$13,323

(1)	Other annual compensation includes annual health care premiums, a 3% match for all contributions to the 401(k) plan and a car allowance.
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
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain data with respect to the only persons known by the Company to be the beneficial owners of more than five percent (5%) of the outstanding shares of common stock of the Company as of March 31, 2006 and for all Officers and Directors as a group. The persons indicated are the sole beneficial owners of the stock and possess sole voting and investment power with respect to the shares indicated.

	Number of	Percent
Name and Address of Beneficial Owners	Shares	Owned
Kevin M. Sipple	763,674	25.5%
43 Fowler Lane Eldorado Springs, CO 80025

Douglas A. Larson	757,005 (1)	25.3%
12 Baldwin Circle Eldorado Springs, CO 80025

Jeremy S. Martin	771,060	25.7%
2707 - 4th Street Boulder, CO 80302

	Number of	Percent
Name and Address of Beneficial Owners	Shares	Owned
Capital Merchant Bank, LLC	350,000 (3)	10.5%
204 E. Witchwood Lane Lake Bluff, IL 60044

All Officers and Directors as a Group, 6 persons(2)	3,026,739	83.4%

(1)	Mr. Larson’s shares include options to buy 20,000 shares held by Mr. Larson’s spouse.

(2)	The shares owned by all officers and directors as a group include options to buy 391,000 shares, of which 100,000 options are held by Ms. Shoenfeld, 100,000 options are held by Mr. Weidler, 100,000 options are held by Mr. George Schmitt, 85,000 options are held by Ms. Janssen and 20,000 options are held by Mr. Larson’s spouse.

(3)	Shares owned by Capital Merchant Bank, LLC are shares underlying warrants, exercisable for $3.00 per share. The warrants expire on January 4, 2008.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
In August 2001, the Company entered into an agreement to sell certain parcels of real estate to Messrs. Larson and Sipple for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% due annually that has been recorded as notes receivable related party. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. During the year ended March 31, 2003, the Company’s Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. The note receivables include $147,822 of accrued interest at March 31, 2006.
The Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note. In July 2001, when the Company’s Board of Directors authorized the aforementioned real estate transactions, the Company also authorized the sale of certain real estate at the then fair value to Mr. Martin, another officer of the Company. Because of county land approval processes and associated delays, the officer’s option to purchase the real estate has been extended through September 26, 2007.
On January 4, 2005, the Company entered into a Management Consulting and Finders Agreement with Capital Merchant Bank, LLC (“Capital Merchant Bank”). Under the terms of the Agreement, Capital Merchant Bank agreed to provide certain consulting services to assist the Company in its business development efforts.
Pursuant to the terms of the Agreement, the Company has made an initial payment of $25,000 to Capital Merchant Bank, and will be obligated to pay an additional $175,000 upon completion of a qualified financing. Thereafter, the Company will be obligated to pay to Capital Merchant Bank a fee of $200,000 every six months, unless the Agreement is terminated by either party. Termination of the Agreement requires 60 days’ written notice to the party not terminating the Agreement. The Company also issued to Capital Merchant Bank a Warrant to purchase up to 1,000,000 shares of the Company’s common stock, subject to completion of a qualified financing and continuation of the Agreement, for an exercise price of $3.00 per share.
Item 13. Exhibits
     (a) Documents filed as a part of this Report.
The following Exhibits and financial statement schedules are filed as exhibits to this Report:

Exhibit
No.	Description	Location

3	Articles of Incorporation and Bylaws	Incorporated by reference to Exhibit No. 3 to the Registration Statement (No. 33-6738-D)

3.1	Amended Articles of Incorporation	Incorporated by reference to Exhibit 3.1

Exhibit
No.	Description	Location

filed with Eldorado’s Form 10-KSB for the fiscal year ended March 31, 1998

10.1	1997 Stock Option Plan	Incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-68553

10.2	Promissory Note with First National Bank of Boulder County dated June 27, 1997	Incorporated by reference to Exhibit No. 10.2 to Registration Statement No. 333-68553

10.3	Deed of Trust dated June 27, 1997	Incorporated by reference to Exhibit No. 10.3 to Registration Statement No. 333-68553

10.4	Small Business Administration Note – U.S. Bank, August 21, 2001	Incorporated by reference to Exhibit 10.4 filed with Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.5	U.S. Bank, August 21, 2001 Deed of Trust	Incorporated by reference to Exhibit 10.5 filed with Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.6	U.S. Small Business Administration Note – Bank of West August 21, 2001	Incorporated by reference to Exhibit 10.6 filed with Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.7	Bank of West, August 21, 2001, Deed of Trust	Incorporated by reference to Exhibit 10.7 filed with Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.8	Note receivable – Doug Larson	Incorporated by reference to Exhibit 10.8 filed with Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.9	Doug Larson – Pledge agreement	Incorporated by reference to Exhibit 10.9 filed with Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.10	Note receivable – Kevin Sipple	Incorporated by reference to Exhibit 10.10 filed with Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.11	Kevin Sipple – Pledge agreement	Incorporated by reference to Exhibit 10.11 filed with Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.12	Management Consulting and Finders	Incorporated by reference to Exhibit

Exhibit
No.	Description	Location

	Agreement, dated as of January 4, 2005, by and between the Company and Capital Merchant Bank, LLC	10.1 filed with Eldorado’s Form 8-K files with the Securities and Exchange Commission on January 11, 2005.

10.13	Warrant to Purchase Shares of Common Stock, dated January 4, 2005	Incorporated by reference to Exhibit 10.2 filed with Eldorado’s Form 8-K files with the Securities and Exchange Commission on January 11, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.
     (b) Reports on Form 8-K.
The Company filed a report on Form 8-K on January 11, 2005 to report its contract with Capital Merchant Bank, LLC, on items 1.01, 3.02, and 9.01.
Item 14. Principal Accountant Fees and Services
1. Audit Fees
Ehrhardt, Keefe, Steiner and Hottman PC fees for the Company’s 2005 and 2006 annual audits and reviews of the Company’s quarterly financial statements or services that are normally provided by the accountant in connection with statutory or regulatory filings or engagements were approximately $37,000 and $45,000, respectively.
2. Audit Related Fees
Ehrhardt, Keefe, Steiner and Hottman PC did not render any audit related services to the Company in 2005 and 2006.
3. Tax Fees
Ehrhardt, Keefe, Steiner and Hottman PC fees for tax preparation services to the Company for 2005 and 2006 were approximately $3,600 for both fiscal years.
4. All Other Fees
Ehrhardt, Keefe, Steiner and Hottman PC did not provide additional services to the Company in 2005 and provided other services totaling approximately $5,500 in 2006.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELDORADO ARTESIAN SPRINGS, INC.

By:	/s/ Douglas A. Larson

Douglas A. Larson, President and Principal Executive Officer
Dated: June 22, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Name and Capacity	Date
/s/ Douglas A. Larson	June 22, 2006

Douglas A. Larson, President and Director

/s/ Kevin M. Sipple	June 22, 2006

Kevin M. Sipple, Vice-President, Secretary and Director

/s/ Cathleen Shoenfeld	June 22, 2006

Cathleen Shoenfeld, Chief Financial Officer, Chief Accounting Officer

/s/ Jeremy S. Martin	June 22, 2006

Jeremy S. Martin, Vice-President and Director

/s/ George J. Schmitt	June 22, 2006

George J. Schmitt, Director

Exhibit Index

Exhibit
No.	Description	Location

3	Articles of Incorporation and Bylaws	Incorporated by reference to Exhibit No. 3 to the Registration Statement (No. 33-6738-D)

3.1	Amended Articles of Incorporation	Incorporated by reference to Exhibit 3.1 filed with Eldorado’s Form 10-KSB for the fiscal year ended March 31, 1998

10.1	1997 Stock Option Plan	Incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-68553

10.2	Promissory Note with First National Bank of Boulder County dated June 27, 1997	Incorporated by reference to Exhibit No. 10.2 to Registration Statement No. 333-68553

10.3	Deed of Trust dated June 27, 1997	Incorporated by reference to Exhibit No. 10.3 to Registration Statement No. 333-68553

10.4	Small Business Administration Note — U.S. Bank, August 21, 2001	Incorporated by reference to Exhibit 10.4 filed with Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.5	U.S. Bank, August 21, 2001 Deed of Trust	Incorporated by reference to Exhibit 10.5 filed with Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.6	U.S. Small Business Administration Note — Bank of West August 21, 2001	Incorporated by reference to Exhibit 10.6 filed with Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.7	Bank of West, August 21, 2001, Deed of Trust	Incorporated by reference to Exhibit 10.7 filed with Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.8	Note receivable — Doug Larson	Incorporated by reference to Exhibit 10.8 filed with Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.9	Doug Larson — Pledge agreement	Incorporated by reference to Exhibit 10.9 filed with Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.10	Note receivable — Kevin Sipple	Incorporated by reference to Exhibit 10.10 filed with Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.11	Kevin Sipple — Pledge agreement	Incorporated by reference to Exhibit 10.11 filed with Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.12	Management Consulting and Finders	Incorporated by reference to Exhibit

Exhibit
No.	Description	Location

	Agreement, dated as of January 4, 2005, by and between the Company and Capital Merchant Bank, LLC	10.1 filed with Eldorado’s Form 8-K files with the Securities and Exchange Commission on January 11, 2005.

10.13	Warrant to Purchase Shares of Common Stock, dated January 4, 2005	Incorporated by reference to Exhibit 10.2 filed with Eldorado’s Form 8-K files with the Securities and Exchange Commission on January 11, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.