Form 10QSB
period 2006-06-30
ELDORADO ARTESIAN SPRINGS INC
filed 2006-08-14
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission file number 00-18235
Eldorado Artesian Springs, Inc.
(Exact name of registrant as specified in its charter as amended)

Colorado	84-0907853

(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
Or organization)

1783 Dogwood Street, Louisville, Colorado	80027

(Address of principal executive offices)	(Zip Code)
(303) 499-1316
(Issuer’s telephone number, including area code)
Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Number of shares of common stock, par value $.001 per share, outstanding at the latest practicable date, August 3, 2006: 3,004,495.
Transitional Small Business Disclosure Format Yes ☐       No ☑

ELDORADO ARTESIAN SPRINGS, INC.
INDEX

Page
Part I — Financial Information

Item 1 - Financial Statements

Balance Sheets as of June 30, 2006 (Unaudited) and March 31, 2006	2

Unaudited Statements of Operations For the Three Months Ended June 30, 2006 and June 30, 2005	3

Unaudited Statement of Changes in Stockholders’ Equity for June 30, 2006 and the Year Ended March 31, 2006	4

Unaudited Statements of Cash Flows For the Three Months Ended June 30, 2006 and June 30, 2005	5

Notes to Unaudited Financial Statements	6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3 – Controls and Procedures	14

Part II — Other Information	14

Signatures and Exhibit Index	16-17
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

ELDORADO ARTESIAN SPRINGS, INC.
Balance Sheets

	June 30,	March 31,
	2006	2006
	(Unaudited)
Assets
Current assets
Cash	$261,900	$86,558
Accounts receivable
Trade, net of allowance of $80,000	929,913	829,880
Inventories	223,371	296,777
Prepaid expenses and other	56,706	65,923
Deferred tax asset	29,064	29,064

Total current assets	1,500,954	1,308,202

Non-current assets
Property, plant and equipment – net	4,111,896	4,160,850
Notes receivable – related party	558,160	547,822
Water rights – net	77,966	79,088
Deposits	14,004	14,004
Other – net	135,305	139,834

Total non-current assets	4,897,331	4,941,598

Total	$6,398,285	$6,249,800

Liabilities and Stockholders’ Equity
Current liabilities
Line of credit	$306,150	$306,150
Accounts payable	396,576	288,490
Accrued expenses	210,569	232,316
Customer deposits	94,409	94,304
Income taxes payable	—	31,035
Current portion of long-term debt	132,031	136,855

Total current liabilities	1,139,735	1,089,150

Non-current liabilities

Long-term debt, less current portion	3,048,775	3,077,982
Deferred tax liability	186,024	149,024
Deferred gain on the sale of real estate	357,544	357,544

Total non-current liabilities	3,592,343	3,584,550

Total liabilities	4,732,078	4,673,700

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized; 3,004,495 (2007) and 2,995,495 (2006) issued and outstanding	3,004	2,995
Additional paid-in capital	1,486,984	1,416,107
Retained earnings	176,219	156,998

	1,666,207	1,576,100

Total	$6,398,285	$6,249,800

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Operations

	For the Three Months Ended
	June 30,
	2006	2005
Revenue
Water and related	$2,164,914	$1,966,014
Resort operations	47,962	26,175

Net revenue	2,212,876	1,992,189

Cost of goods sold	492,812	401,165

Gross profit	1,720,064	1,591,024

Operating expenses
Salaries and related (includes $50,149 for stock based compensation for 2006)	801,618	775,579
Administrative and general	423,765	370,631
Delivery	201,608	180,626
Advertising and promotions	66,729	76,381
Depreciation and amortization	112,160	122,607

	1,605,880	1,525,824

Operating income	114,184	65,200

Other income (expense)
Interest income	10,336	9,594
Interest expense	(68,299)	(57,672)

	(57,963)	(48,078)

Net income before provision for income taxes	56,221	17,122

Income tax expense	(37,000)	(6,000)

Net income	$19,221	$11,122

Basic earnings per common share	$0.01	$0.00

Diluted earnings per common share	$0.01	$0.00

Weighted average number of common shares outstanding	2,995,495	2,995,495

Weighted average number of common shares outstanding (diluted)	3,028,790	3,062,995

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statement of Changes in Stockholders’ Equity
For the Three Months Ended June 30, 2006

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance — March 31, 2006	2,995,495	$2,995	$1,416,107	$156,998	$1,576,100
Stock options exercised	9,000	9	20,728		$20,737
Stock options issued to employees			50,149		$50,149
Net income				19,221	$19,221

Balance – June 30, 2006	3,004,495	$3,004	$1,486,984	$176,219	$1,666,207

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Cash Flows

	Three Months Ended
	June 30,
	2006	2005
Cash flows from operating activities
Net income	$19,221	$11,122

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	112,160	122,607
Deferred income tax expense	37,000	6,000
Stock based compensation	50,149	—
Accrued interest on related party note receivable	(10,338)	(9,594)
Changes in certain assets and liabilities
Accounts receivable	(100,033)	(39,304)
Inventories	73,406	29,183
Prepaid expenses and other	9,217	(17,082)
Accounts payable	108,086	137,914
Accrued expenses	(21,747)	(44,208)
Income tax payable	(31,035)	—
Customer deposits	105	11,821

Net cash provided by operating activities	246,191	208,459

Cash flows from investing activities
Purchases of property and equipment	(57,555)	(35,373)

Net cash flows used in investing activities	(57,555)	(35,373)

Cash flows from financing activities
Payments on long-term obligations	(34,031)	(50,150)
Proceeds on line of credit	—	6,150
Proceeds from exercise of stock options	20,737	—

Net cash flows used in financing activities	(13,294)	(44,000)

Net increase in cash	175,342	129,086

Cash — beginning of period	86,558	38,702

Cash — end of period	$261,900	$167,788

Supplemental disclosures of cash flow information:
Cash paid for interest for the three months ended June 30, 2006 and June 30, 2005 was $68,299 and $57,672 respectively.
See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Notes to Unaudited Financial Statements
Note 1 — Summary of Significant Accounting Policies
Interim Unaudited Financial Statements
The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended June 30, 2006 and 2005 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant’s annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended March 31, 2006.
Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the 2006 presentation.
Note 2 — Stockholders’ Equity
Stock Option Plan
On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. SFAS 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoptions of SFAS 123(R) to its valuation methods.
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires recognition of expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2006 was $50,149, which consisted of compensation expense related to the estimated value to be realized by employees related to shares expected to be issued under the Company’s employee stock purchase plan.
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s condensed consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the intrinsic value method, compensation expense for stock option grants issued to employees was recorded to the extent the fair market value of the stock on the date of grant exceeds the option price.
The Company maintains a stock option plan that provides for the grant of incentive stock options and non-incentive stock options. The plan provides that incentive stock options be granted with exercise prices not less than the fair value at the date of the grant. Options granted through June 30, 2006 generally vest immediately and expire ten years from the date of grant. At June 30, 2006, there were 369,500 shares available for future issuance under this plan.
Valuation and Expense Information under SFAS 123(R)
The fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on the assumptions noted in the following table. Expected volatility used in the fair value estimate is based on historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant.
On May 1, 2006 the Company granted 22,500 options to its employees at fair value. These options vest immediately and expire in 10 years. These options were determined to have a value of $50,149 based upon the Black-Scholes option pricing model. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three months ended June 30, 2006 using the Black-Scholes pricing model:

Three Months Ended June
30, 2006
Risk Free Interest Rate	5.15%
Expected life (years)	10
Expected dividend yield	0%
Annualized volatility	88.85%
Forfeiture rate	23%
Estimated fair value of options granted	$2.89 per share
Note 3 – Related Party Transactions
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company, Messrs. Larson and Sipple, for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% that has been recorded as notes receivable from a related party and includes $158,160 of accrued interest at June 30, 2006. The maturity dates on these notes were extended by one year to August 2007. The collateral on the notes receivable included a junior deed of trust on the real estate and shares of the Company’s common stock. During the year ended March 31, 2003, the Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. During 2002, the Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note.
     In July 2001, when the Company’s Board of Directors authorized such real estate transactions, the Company also authorized the sale of certain real estate at the then fair market value to Mr. Martin, an officer of the Company. Because of county land approval processes and associated delays, Mr. Martin’s option to purchase the real estate has been extended through September 26, 2007.
Note 4 – Contingencies
Water Rights Contingency
When the Company purchased mountain property in 1983, included in the purchase price were certain water rights for Eldorado Springs. These water rights are relatively junior to other water rights in the South Boulder Creek and South Platte Basins. The Company has the right to beneficially use all of the water that emanates from the springs in accordance with its water rights unless a more senior rights holder makes a call on the water. A senior call might occur in the winter or when runoff is low and insufficient to meet the water needs of more senior water users below Eldorado Springs. Because of Colorado’s current drought conditions, the possibility of a senior call has increased. For many years, the Company has enrolled its water rights in a substitute supply plan approved by the Colorado State Engineer, which serves to protect the Company’s water supply in the event of a senior call.
As of January 1, 2003, the Colorado State Engineer is no longer authorized to approve substitute supply plans of the nature in which the Company was enrolled. The Company filed an application for a substitute water supply plan to protect its right to withdraw water pending the Colorado Water Court’s review of an application for a permanent augmentation plan. The substitute water supply plan was approved, but expires on October 23, 2006. The Company will file a renewal application.
The Company is also pursuing other possible supply sources for use in augmenting the stream flows as a result of the Company’s withdrawals of water. There is no assurance that any of the renewal applications, Colorado Water Court applications for permanent augmentation, or any other alternative arrangements being sought by the Company will be approved. Denial of the Company’s applications for substitute or for a permanent augmentation plan coupled with a senior call on the Company’s water will likely result in a significant financial impact on the Company. The Company will also incur significant expenses in connection with its efforts to obtain approval of these plans. In the event of the approval of a permanent augmentation plan, the Company will also incur additional expenses associated with its required purchase of additional water rights.
Line of Credit
The Company has a bank line of credit that provides for borrowings of up to $500,000 subject to certain borrowing base requirements and requires monthly interest payments calculated at Prime plus 0.5% (8.75% at June 30, 2006) with all unpaid principal and interest due August 30, 2006. The line includes certain reporting and financial covenants and is cross-collateralized by accounts receivable, inventory and defined real property and guaranteed by three stockholders and officers of the Company. The outstanding balance on the line was $306,150 at June 30, 2006.
Note 5 – Commitments
In January 2005, the Company entered into a Management Consulting and Finders Agreement with Capital Merchant Bank, LLC. Under the terms of the Agreement, Capital Merchant Bank has agreed to provide certain consulting services to assist the Company in its business development efforts.
Pursuant to the terms of the Agreement, the Company has made an initial payment of $25,000 to Capital Merchant Bank, and will be obligated to pay an additional $175,000 upon completion of a qualified financing as defined in the Agreement. Thereafter, the Company will be obligated to pay to Capital Merchant Bank a fee of $600,000 payable in $200,000 installments every six months, unless the Agreement is terminated by either party. Termination of the Agreement requires 60 days’ written notice to the non-terminating party.

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
The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties that might materially adversely affect the Company’s operating results in the future. Such risks and uncertainties include but are not limited to the following: availability of debt and equity financing, ability to purchase additional water rights, interest rate fluctuations, effects of regional economic and market conditions, labor and marketing costs, operating costs, packaging costs, intensity of competition and legal claims.
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
The Company experienced growth through the year 2000 that necessitated the need for additional office, warehouse and bottling space. In January of 2001, the Company constructed a new facility in Louisville, Colorado about 10 miles from Eldorado Springs. The facility consists of a total of approximately 40,000 square feet. The building was completed in August 2001, and the Company began to operate on a limited basis out of the new location at that time. By December 2001, the Company moved all of its bottling lines to the current location. Currently, the water is transported to the new facility in stainless steel tanker trucks. Once at the bottling plant the water is then transferred into stainless steel holding tanks until it is used for bottling.

Overview – Recent Trends
The Company had net income of $19,221 for the three months ended June 30, 2006 compared to net income of $11,122 for the three months ended June 30, 2005. The change in net was primarily due to the 11.1% increase in sales for the three months ended June 30, 2006. The Company believes that the improvement in the sales is due in part to the improvement in the economic climate, warmer than usual weather patterns and positive changes that have been made to increase retention rates of home and office delivery customers
We continue to pursue other channels to sell our smaller sized spring water products and improve sales of contract packaging. Contract packaging is the packaging of water under our customer’s brands for resale to consumers by the customer. Contract packaging has helped increase sales in the PET and gallon products. The Company also recently began offering single serve coffee service to home and office accounts. The Company sells the coffee to customers in specially designed packaging that works exclusively with the coffee dispensers. The Company also provides the accessories to be used with the coffee machines including cups, sugars, creamers, etc. The Company believes that a coffee service is a good complement to its water products and can be easily serviced from our current delivery vehicles. The coffee service is counter seasonal to the water service and will provide additional revenues during the time of year when water sales tend to slow down.
General economic trends have increased the Company’s total operating expenses. The Company has seen a tremendous increase in the cost of fuel and raw materials and we will continue to be vulnerable to outside conditions beyond our control. Additionally, the Company has incurred increases in its overall insurance costs. In lieu of the increases in certain expenses, the Company expects to continue to improve operating efficiencies combined with increasing revenues to improve profitability and offset increases in certain variable expenses.
Revenues
Revenues for the three months ended June 30, 2006 were $2,212,876 compared to $1,992,189 for the three months ended June 30, 2005, an increase of 11.1%.
Sales of the five and three gallon products including the rental of equipment to customers increased from $1,346,498 for the three months ended June 30, 2005 to $1,443,013 for the three months ended June 30, 2006, an increase of 7.2%. This segment accounted for 65.2% of the Company’s revenues for the three months ended June 30, 2006. In order to compete against lower cost equipment that was being sold locally, the Company implemented a new plan (“Service Plan”) for customers that combines both water and the equipment in the overall price that the customer is charged. As of June 30, 2006 the Company had approximately 14,500 delivery accounts.
Revenues for the filter division increased 36.3% from $12,424 for the three months ended June 30, 2005 to $16,934 for the three months ended June 30, 2006. In November 2005, the Company introduced its coffee service. The sale of coffee, coffee dispensers and coffee accessories contributed $27,289 to overall revenue for the three months ended June 30, 2006.
Sales of our one-gallon products increased 10.7% from $213,409 for the three months ended June 30, 2005 to $236,097 for the three months ended June 30, 2006. The increase in revenues for the one-gallon products is due to a 14.9% increase in the total units offset by a slight decrease in the average selling price. The Company began offering private label packaging for the one-gallon product to a large retail chain increasing the unit volume of the Company’s one-gallon products by 6% for the three months ended June 30, 2006.

Sales of the PET products (.5 liter, 24oz, 1 liter and 1.5 liter sizes) increased from $425,171 for the three months ended June 30, 2005 to $459,590 for the three months ended June 30, 2006, an increase of 8.1%. Recently, the Company began contract packaging the .5 liter and 1.5 liter size bottles that contributed $55,940 to the revenues of the PET products for the three months ended June 30, 2006.
Cost of Goods Sold and Gross Profit
For the three months ended June 30, 2006, cost of goods sold increased from $401,165 for the three months ended June 30, 2005 to $492,812 for the three months ended June 30, 2006, an increase of 22.9%. Resulting gross profit for the three months ended June 30, 2006 was $1,720,064 or 77.8% of revenues compared with a gross profit of $1,591,023 or 79.9% of revenues for the three months ended June 30, 2005. The resulting lower gross profit is due to the increase in the cost of bottles, caps and boxes during the three months ended June 30, 2006.
Operating Expenses
Total operating expenses for the three months ended June 30, 2006 increased 5.3% to $1,605,880 from $1,525,824 for the same period ended June 30, 2005. The changes in operating expenses are explained in more detail below.
Salaries and Related Expenses
Salaries and related expenses increased by 3.4% for the three months ended June 30, 2006. Salaries and related expenses were $775,579 or 39% of sales for the three months ended June 30, 2005 compared to $801,618 or 36.3% of sales for three months ended June 30, 2006. The increase in salaries and related expenses is due to the stock compensation expense of $50,149 recorded to salaries and related expenses, for the first time, in the first quarter of the fiscal year ended 2007 upon the adoption of SFAS 123(R). Salaries and related expenses, not including the stock compensation expense, decreased by 3.1%. This decrease is due to fewer sales commissions paid to the Company’s outside sales staff and increased efficiencies in the production area.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2006 increased 14.4% to $423,765 from $370,631 for the three months ended June 30, 2005. The increase in the general and administrative expense is largely due to the increased costs associated with legal fees incurred during the three months ended June 30, 2006 for various business related items, including water subscription negotiations. The Company expects that it will continue to incur costs associated with the water subscriptions in the future. Additionally, the Company has experienced increases in the health insurance costs for employee benefits.
Advertising and Promotions
For the three months ended June 30, 2006, advertising and promotional expenses were $66,729 or 3.1% of sales compared to $76,381 or 3.9% of sales for the three months ended June 30, 2005, a decrease of 12.7%. Management expects that the current level of advertising and promotional expenditures will be sufficient to maintain the expected level of revenues.
Delivery Expenses
Delivery expenses increased 11.7% to $201,608 or 9.2% of sales for the three months ended June 30, 2006 compared to $180,626 or 9.1% of sales for the three months ended June 30, 2005. Delivery costs fluctuate due to the change in sales volume and the costs associated with the operation of additional delivery vehicles including insurance, service, and operational expenses. During the three months ended

June 30, 2006, the Company experienced an increase in the cost of fuel for the delivery vehicles. Fuel expenses for the delivery vehicles increased 36% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.
Depreciation and Amortization
Depreciation and amortization decreased 8.6% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Depreciation and amortization expenses for the three months ended June 30, 2006 were $112,160 or 5.1% of sales compared to $122,605 or 6.2% of sales for the three months ended June 30, 2005. The Company is realizing lower depreciation costs due to the decrease in the amount of fixed assets and more assets that are fully depreciated.
Interest Expense
For the three months ended June 30, 2006 net interest expense increased 20.6% to $57,963 compared to $48,078 for the three months ended June 30, 2005. This increase was due to the increase in interest rates on the line of credit as well as the notes for the bottling facility and office space in Louisville, Colorado, which vary with the Prime Rate.
Income Taxes
For the three months ended June 30, 2006, we recorded income tax expense of $37,000 against our pretax book income of $56,221, a 65.9% effective tax rate compared to a 35% effective tax rate for the three months ended June 30, 2005. This effective tax rate increase resulted from the Company’s adoption of SFAS 123(R). The Company recorded $50,149 of stock compensation expense for which a tax benefit is not available.
Net Income and Net Loss
The Company reported net income for the three months ended June 30, 2006 of $19,221 compared to net income of $11,122 during the three months ended June 30, 2005.
Liquidity and Capital Resources
Trade accounts receivable for the three months ended June 30, 2006 were 12.1% higher than at the year ended March 31, 2006. Days sales outstanding was 39 days for three months ended June 30, 2006 compared to 37 days for the three months ended June 30, 2005.
Cash flows provided by operating activities had a net inflow of $246,191 for the three months ended June 30, 2006 as compared to a net inflow of $208,459 for the three months ended June 30, 2005, an increase of $37,732. The increase in cash flows provided by operating activities was a combined result of the change in the net income, inventory, prepaid expenses, and additional paid in capital.
Cash flows used in investing activities for the purchase of property and equipment, which included electric coolers that are rented to delivery customers, resulted in a net outflow of $57,555 for the three months ended June 30, 2006 compared to a net outflow of $35,373 for the three months ended June 30, 2005. These costs were primarily due to the purchase of additional coolers to replace old machines. Additionally, the Company purchased coffee dispensers to support the Company’s launch of the coffee service.
Cash flow used in financing activities, resulted in cash outflow of $13,294 for the three months ended June 30, 2006 compared to cash outflow of $44,000 for the three months ended June 30, 2005. These outflows related to debt service payments offset by proceeds from stock options exercised during the three months ended June 30, 2006.
The Company’s cash balance at June 30, 2006 increased by $175,342 from $86,558 at March 31, 2006 to $261,900 at June 30, 2006.
The Company has a line of credit with Affiliated National Bank for $500,000. The line of credit was renewed in August 2005. The balance due on the line of credit as of June 30, 2006 was $306,150. The balance due is unchanged as of this filing. Under this agreement the Company is required to comply with certain covenants. As of June 30, 2006, the Company was in compliance with all covenants.
The following table sets forth our contractual commitments as of June 30, 2006:

Fiscal Year End	Long-Term Debt	Operating Lease	Total
2007	$132,031	$384,739	$516,770
2008	145,419	261,264	406,683
2009	154,872	253,132	408,004
2010	164,964	136,575	301,539
2011	175,744	95,481	271,225
Thereafter	2,407,776	34,259	2,442,035

Total	$3,180,806	$1,165,450	$4,346,256

The Company has no other material commitments for capital expenditures.
Other Recent Accounting Developments
In July 2002, the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted. Section 404 of the Sarbanes-Oxley Act stipulates that public companies must take responsibility for maintaining an effective system of internal control over financial reporting. The act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attesting report from their independent registered public accountant regarding management’s report. The Company must comply with Section 404 of the Sarbanes-Oxley by its 2007 fiscal year. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment”. This statement replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (revised 2004) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation costs in the financial statements. SFAS No. 123 (revised 2004) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement applies to all new awards granted during fiscal years beginning after June 15, 2005 and to previous awards that are modified or cancelled after such date. For the three months ended June 30, 2006, the Company recorded compensation costs of $50,149 as they related to 22,500 options that were issued to employees.
During March 2005, the Securities Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107, guidance on SFAS No. 123 (revised 2004). SAB No. 107 was issued to assist preparers by simplifying some to the implementation challenges of SFAS No 123 (revised 2004) while enhancing the information that investors receive. The Company will consider the guidance provided by SAB No. 107 as it implements SFAS No. 123 (revised 2004) during fiscal year 2007.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections (“SFAS No. 154”) which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of ABP Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practical to do so. SFAS No. 154 also strictly defines the term “restatement” to mean the correction of an error revising previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are required to be adopted by the Company in the first quarter of fiscal year 2007. Although we will continue to evaluate the application of SFAS No. 154, management does not anticipate that adoption will have a material impact on our results of operations, financial position or cash flows.
Item 3: CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934. Control deficiencies have been identified by management in consultation with Ehrhardt, Keefe, Steiner & Hottman, PC, the Company’s independent auditors. Certain matters involving internal control deficiencies considered to be a material weakness have also been reported to the board of directors. The material weaknesses relate to a lack of technical expertise as it related to complex accounting matters associated with the issuance of options, warrants and the impact on deferred income taxes. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were ineffective as of the end of the period covered by this report, due to the control deficiencies resulting in material weaknesses, as described above. The Company will consult with experts in these matters in order to remediate these deficiencies
(b) Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that materially affected, or were reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
None.

Item 6. Exhibits
(a) Exhibits

3	Articles of Incorporation and Bylaws. Incorporated by reference to Exhibit No. 3 to the Registration Statement (No. 33-6738-D).

3.1	Amended Articles of Incorporation. Incorporated by reference to Exhibit 3.1 filed with the Company’s Form 10-KSB for the fiscal year ended March 31, 1998.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.1	Certification Of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Executive Officer

32.2	Certification Of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELDORADO ARTESIAN SPRINGS, INC.
Date: August 14, 2006	By:	/s/ Douglas Larson
Douglas Larson, President

Date: August 14, 2006	By:	/s/ Cathleen Shoenfeld
Cathleen Shoenfeld, Chief Financial Officer

ELDORADO ARTESIAN SPRINGS, INC.
Quarterly Report on Form 10-QSB
for the Quarter Ended June 30, 2006
Exhibits Filed Herewith

Exhibit
Number	Description
3	Articles of Incorporation and Bylaws. Incorporated by reference to Exhibit No. 3 to the Registration Statement (No. 33-6738-D).

3.1	Amended Articles of Incorporation. Incorporated by reference to Exhibit 3.1 filed with the Company’s Form 10-KSB for the fiscal year ended March 31, 1998.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.1	Certification Of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Executive Officer

32.2	Certification Of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Financial Officer