Form 10QSB
period 2006-09-30
ELDORADO ARTESIAN SPRINGS INC
filed 2006-11-14
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Yes ☐ No ☑
Number of shares of common stock, par value $.001 per share, outstanding at the latest practicable date, November 13, 2006: 3,004,495.
Transitional Small Business Disclosure Format (Check one):
Yes ☐ No ☑

ELDORADO ARTESIAN SPRINGS, INC.

ELDORADO ARTESIAN SPRINGS, INC.
Balance Sheets

	September 30,	March 31,
	2006	2006
	(Unaudited)
Assets
Current assets
Cash	$210,125	$86,558
Accounts receivable
Trade, net of allowance of $80,000	873,632	829,880
Inventories	297,864	296,777
Prepaid expenses and other	98,770	65,923
Deferred tax asset	29,064	29,064

Total current assets	1,509,455	1,308,202

Non-current assets
Property, plant and equipment — net	4,339,863	4,160,850
Notes receivable — related party	568,690	547,822
Water rights — net	76,844	79,088
Deposits	104,004	14,004
Other — net	130,777	139,834

Total non-current assets	5,220,178	4,941,598

Total	$6,729,633	$6,249,800

Liabilities and Stockholders’ Equity
Current liabilities
Line of credit	$356,150	$306,150
Accounts payable	609,558	288,490
Accrued expenses	178,633	232,316
Customer deposits	102,661	94,304
Income taxes payable	58,410	31,035
Current portion of long-term debt	150,449	136,855

Total current liabilities	1,455,861	1,089,150

Non-current liabilities

Long-term debt, less current portion	2,998,250	3,077,982
Deferred tax liability	160,149	149,024
Deferred gain on the sale of real estate	357,544	357,544

Total non-current liabilities	3,515,943	3,584,550

Total liabilities	4,971,804	4,673,700

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized; 3,004,495 (2007) and 2,995,495 (2006) issued and outstanding	3,004	2,995
Additional paid-in capital	1,486,984	1,416,107
Retained earnings	267,841	156,998

	1,757,829	1,576,100

Total	$6,729,633	$6,249,800

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue
Water and related	$2,126,638	$2,101,246	$4,291,552	$4,067,260
Resort operations	73,350	76,436	121,312	102,611

Net revenue	2,199,988	2,177,682	4,412,864	4,169,871

Cost of goods sold	473,628	436,383	966,440	837,548

Gross profit	1,726,360	1,741,299	3,446,424	3,332,323

Operating expenses
Salaries and related	811,479	834,041	1,613,097	1,609,620
Administrative and general	390,318	399,717	814,083	770,348
Delivery	219,530	225,231	421,138	405,857
Advertising and promotions	73,631	68,141	140,360	144,522
Depreciation and amortization	119,304	118,693	231,464	241,300

	1,614,262	1,645,823	3,220,142	3,171,647

Operating income (loss)	112,098	95,476	226,282	160,676

Other income (expense)
Other income	92,300	—	92,300	—
Interest income	10,530	9,774	20,866	19,368
Interest expense	(73,306)	(61,642)	(141,605)	(119,314)

	29,524	(51,868)	(28,439)	(99,946)

Net income (loss) before provision for income taxes	141,622	43,608	197,843	60,730

Income tax (expense) benefit	(50,000)	(15,000)	(87,000)	(21,000)

Net income (loss)	$91,622	$28,608	$110,843	$39,730

Basic earnings (loss) per common share	$0.03	$0.01	$0.04	$0.01

Diluted earnings (loss) per common share	$0.03	$0.01	$0.03	$0.01

Weighted average number of common shares outstanding	3,004,495	2,995,495	3,000,178	2,995,495

Weighted average number of dilutive shares outstanding	3,046,286	3,001,207	3,267,789	2,999,515

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statement of Changes in Stockholders’ Equity
For the Three Months Ended September 30, 2006

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance — March 31, 2006	2,995,495	$2,995	$1,416,107	$156,998	$1,576,100
Stock options exercised	9,000	9	20,728	—	$20,737
Stock options issued to employees	—	—	50,149	—	$50,149
Net income	—	—	—	110,843	$110,843

Balance — September 30, 2006	3,004,495	$3,004	$1,486,984	$267,841	$1,757,829

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Cash Flows

	Six Months Ended
	September 30,
	2006	2005
Cash flows from operating activities
Net income	$110,843	$39,730

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	231,464	241,300
Deferred income tax	11,125	21,000
Stock based compensation	50,149	—
Accrued interest on related party note receivable	(20,868)	(19,368)
Changes in certain assets and liabilities
Accounts receivable	(43,752)	(64,025)
Inventories	(1,087)	(76,878)
Prepaid expenses and other	(32,847)	5,525
Accounts payable	321,068	118,089
Accrued expenses	(53,683)	(63,413)
Income tax payable	30,375	—
Customer deposits	8,357	16,794

Net cash provided by operating activities	608,144	218,754

Cash flows from investing activities
Purchases of property and equipment	(399,176)	(66,833)
Deposits	(90,000)	—

Net cash flows used in investing activities	(489,176)	(66,833)

Cash flows from financing activities
Payments on long-term obligations	(66,138)	(92,045)
Proceeds on line of credit	50,000	6,150
Proceeds from exercise of stock options	20,737	—

Net cash flows provided by (used in) financing activities	4,599	(85,895)

Net increase in cash	123,567	66,026

Cash — beginning of period	86,558	38,702

Cash — end of period	$210,125	$104,728

Supplemental disclosures of cash flow information:
Cash paid for interest for the six months ended September 30, 2006 and September 30, 2005 was $141,605 and $119,314, respectively.
Cash paid for taxes for the six months ended September 30, 2006 was $48,500.
See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Notes to Unaudited Financial Statements
Note 1 — Summary of Significant Accounting Policies
Interim Unaudited Financial Statements
The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three and six months ended September 30, 2006 and 2005 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant’s annual report on Form 10-KSB. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended March 31, 2006.
Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the 2006 presentation.
Note 2 — Stockholders’ Equity
Stock Option Expenses
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
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires recognition of expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model. Stock-based compensation expense recognized under SFAS 123(R) for the six months ended September 30, 2006 was $50,149, which consisted of compensation expense related to the estimated value to be realized by employees related to shares expected to be issued under the Company’s employee stock purchase plan.
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s condensed consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25, “Accounting for

Stock Issued to Employees”, as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the intrinsic value method, compensation expense for stock option grants issued to employees was recorded to the extent the fair market value of the stock on the date of grant exceeds the option price.
The Company maintains a stock option plan that provides for the grant of incentive stock options and non-incentive stock options. The plan provides that incentive stock options be granted with exercise prices not less than the fair value at the date of the grant. Options granted through September 30, 2006 generally vest immediately and expire ten years from the date of grant. At September 30, 2006, there were 499,000 shares that were fully vested and there were 376,000 shares available for future issuance under this plan.
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
On May 1, 2006, the Company granted 22,500 options to its employees at fair value. These options vest immediately and expire in 10 years. These options were determined to have a value of $50,149 based upon the Black-Scholes option pricing model. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the six months ended September 30, 2006 using the Black-Scholes pricing model:

Six Months Ended September 30, 2006
Risk Free Interest Rate	5.15%
Expected life (years)	10
Expected dividend yield	0%
Annualized volatility	88.85%
Forfeiture rate	23%
Estimated fair value of options granted	$2.89 per share
Note 3 — Related Party Transactions
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company, Mr. Douglas Larson, President, and Mr. Kevin Sipple, Vice President, for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% that has been recorded as notes receivable from a related party and includes $168,690 of accrued interest at September 30, 2006. In August 2006, the maturity dates on these notes were extended by one year to August 2007. The collateral on the notes receivable included a junior deed of trust on the real estate and shares of the Company’s common stock. During the year ended March 31, 2003, the Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. During 2002, the Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note.
In July 2001, when the Company’s Board of Directors authorized such real estate transactions, the Company also authorized the sale of certain real estate at the then fair market value to Mr. Martin, an officer of the

Company. Because of county land approval processes and associated delays, Mr. Martin’s option to purchase the real estate has been extended through September 26, 2007.
Note 4 — Contingencies
Water Rights Contingency
When the Company purchased mountain property in 1983, included in the purchase price were certain water rights for Eldorado Springs. These water rights are relatively junior to other water rights in the South Boulder Creek and South Platte Basins. The Company has the right to beneficially use all of the water that emanates from the springs in accordance with its water rights unless a more senior rights holder makes a call on the water. A senior call might occur in the winter or when runoff is low and insufficient to meet the water needs of more senior water users below Eldorado Springs. Because of Colorado’s current drought conditions, the possibility of a senior call has increased. For many years, the Company had enrolled its water rights in a substitute supply plan approved by the Colorado State Engineer, which serves to protect the Company’s water supply in the event of a senior call.
As of January 1, 2003, the Colorado State Engineer is no longer authorized to approve substitute supply plans of the nature in which the Company was enrolled. Subsequently, the Company filed an application for a substitute water supply plan to protect its right to withdraw water pending the Colorado Water Court’s review of an application for a permanent augmentation plan. The substitute water supply plan was approved, but expired on October 23, 2006.
On August 31, 2006, the Company entered into a Water Lease Agreement with Denver Wells, LLC, a Colorado limited liability company. Under the terms of the agreement, Eldorado will lease 100 acre feet annually of nontributary ground water from Denver Wells, LLC. The agreement shall be for an initial term of two (2) years commencing as of August 31, 2006 and the cost of the lease shall be $60,000 in year one and $65,000 in year two. Denver Wells, LLC also agreed to lease to the Company up to 200 additional acre feet of water per year, if needed, for an additional $600 per acre foot in year one and $650 per acre foot in year two. The Company will also have the option to purchase 300 acre feet per year of water from the existing and operating well or wells under the terms of the agreement. If the Company exercises its purchase option, the purchase price will be $10,000 per acre foot if purchased before December 31, 2006. The purchase price will be increased by .5% in each month thereafter. With the execution of the lease, the Company paid a $90,000 earnest money deposit. The deposit shall be nonrefundable except in the event that Denver Wells, LLC is unable to obtain a change in the use of the water adjudicated to include augmentation. In the event that the Company executes the option to purchase the water, the deposit shall be applied to the purchase price. The first lease payment was made on September 29, 2006.
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
Line of Credit
The Company has a bank line of credit that provides for borrowings of up to $500,000 subject to certain borrowing base requirements and requires monthly interest payments calculated at the Prime Rate plus 0.5% (8.75% at September 30, 2006) with all unpaid principal and interest due August 30, 2007. The line requires the Company to comply with reporting and financial covenants and is cross-collateralized by accounts receivable, inventory and defined real property and guaranteed by three stockholders and officers of the Company. The outstanding balance on the line was $356,150 at September 30, 2006.
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
Note 6 — Recently Issued Accounting Pronouncements
In July 2002, the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted. Section 404 of the Sarbanes-Oxley Act stipulates that public companies must take responsibility for maintaining an effective system of internal control over financial reporting. The act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attesting report from their independent registered public accountant regarding management’s report. The Company must comply with Section 404 of the Sarbanes-Oxley by its fiscal year ended March 31, 2007. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment”. This statement replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (revised 2004) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation costs in the financial statements. SFAS No. 123 (revised 2004) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement applies to all new awards granted during fiscal years beginning after June 15, 2005 and to previous awards that are modified or cancelled after such date. For the six months ended September 30, 2006, the Company recorded compensation costs of $50,149 as they related to 22,500 options that were issued to employees.
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
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB statements No. 133 and 140” (“SFAS 155”). SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The provisions of SFAS 155 are effective for financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material impact on the Company’s financial statements.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is effective for fiscal years beginning after November 15, 2006 and it allows a one-time transitional cumulative effect adjustment to beginning of the year retained earnings at the first fiscal year ending after November 15, 2006 for errors that were not previously deemed material, but are material under SAB 108. The Company is currently evaluating the impact, if any, of adopting SAB 108 on its financial statements.

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
The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties that might materially adversely affect the Company’s operating results in the future. Such risks and uncertainties include but are not limited to the following: availability of debt and equity financing, ability to purchase additional water rights, call on existing water rights, approval of water augmentation plans, interest rate fluctuations, effects of regional economic and market conditions, labor and marketing costs, operating costs, packaging costs, intensity of competition and legal claims.
Overview
Eldorado Artesian Springs, Inc. is a Colorado based company that is primarily involved in the bottling and marketing of natural artesian spring water. The spring is located in the foothills of the Colorado Rocky Mountains and is surrounded by thousands of acres of state and city park land, assuring a well protected water source. The water rises up through many layers of sandstone under its own artesian pressure. Currently, Eldorado’s operations consist of its home/commercial delivery business (5 and 3 gallon bottles) and the PET (polyethylene terephtalate, a premium clear plastic container) consumer business. The Company also owns and operates a public swimming pool on its property during the summer months and rents a single-family home on the property. The spring water is transported to the Company owned bottling facility in Louisville, Colorado. The water is transported using stainless steel tanker trucks. Once at the bottling plant the water is then transferred into stainless steel holding tanks until it is used for bottling.
Overview — Recent Trends
The Company had net income of $110,843 for the six months ended September 30, 2006 compared to net income of $39,730 for the six months ended September 30, 2005. Net income for the three months ended September 30, 2006 was $91,622 compared to net income of $28,608 for the three months ended September 30, 2005. The change in net income was primarily due to the 5.8% increase in sales for the six months ended September 30, 2006 combined with an increase in other income during the three months ended September 30, 2006 for the sale of easements in Eldorado Springs. The Company believes that the improvement in the sales is due in part to the improvement in the economic climate and positive changes that have been made to increase retention rates of home and office delivery customers.
We continue to pursue other channels to sell our smaller sized spring water products and improve sales of contract packaging. Contract packaging is the packaging of water under our customer’s brands for resale to consumers by the customer. Contract packaging has helped increase sales in the PET and gallon products. The Company also recently began offering single serve coffee service to home and office accounts. The Company sells the coffee to customers in specially designed packaging that works exclusively with the coffee dispensers. The Company also provides the accessories to be used with the coffee machines including cups, sugars, creamers, etc. The Company believes that a coffee service is a complement to its water products and can be efficiently serviced from our current delivery vehicles. The coffee service is counter seasonal to the water service and will provide additional revenues during winter months when water sales tend to slow.

The Company’s total operating expenses for the six months ended September 30, 2006 have increased due to the increase in sales as well as economic factors. The Company has seen a tremendous increase in the cost of fuel and raw materials and we will continue to be vulnerable to outside conditions beyond our control. Although total operating expenses have decreased during the three months ended September 30, 2006, much of that decrease is due to the cooler weather patterns during those three months that resulted in lower costs for salaries and delivery expenses. In lieu of the increases in certain expenses, the Company expects to continue to improve operating efficiencies combined with increasing revenues to improve profitability and offset increases in certain variable expenses.
Revenues
Revenues for the six months ended September 30, 2006 were $4,412,864 compared to $4,169,871 for the six months ended September 30, 2005, an increase of 5.8%. Revenues for the three months ended September 30, 2006 were $2,199,988 compared to $2,177,682 for the three months ended September 30, 2005, an increase of 1.0%. For the three months ended September 30, 2006, the Colorado area experienced unseasonable cooler and wetter weather that contributed to the lower revenues as compared to the same period ended September 30, 2005.
Sales of the five and three gallon products including the rental of equipment to customers increased from $2,783,799 for the six months ended September 30, 2005 to $2,865,316 for the six months ended September 30, 2006, an increase of 3.0%. This segment accounted for 65.0% of the Company’s revenues for the six months ended September 30, 2006 and 66.8% for the same period ended September30, 2005. In order to compete against lower cost equipment that was being sold locally, the Company implemented a new plan (“Service Plan”) for customers that combines both water and the equipment in the overall price that the customer is charged. As of September 30, 2006 the Company had approximately 14,600 delivery accounts.
Revenues for the filter division increased 35.0% from $25,286 for the six months ended September 30, 2005 to $34,126 for the six months ended September 30, 2006. In November 2005, the Company introduced its coffee service. The sale of coffee, coffee dispensers and coffee accessories contributed $60,189 to overall revenue for the six months ended September 30, 2006.
Sales of one-gallon products including those products that are packaged under private labels for local retail chains, decreased 4.3% from $475,200 for the six months ended September 30, 2005 to $455,022 for the six months ended September 30, 2006. The decrease in revenues for the one-gallon products is due to a 2.4% decrease in the total units combined with a decrease in the average selling price. The Company began offering private label packaging for the one-gallon product to a large retail chain. The Company’s one-gallon products, packaged with the private label, increased by 10.5% for the six months ended September 30, 2006. For the three months ended September 30, 2006, unit volume and revenues decreased by 16.2% compared to the same period ended September 30, 2005. We attribute much of the decrease in the gallon sales to the unseasonably cooler weather that the Colorado area experience during the three months ended September 30, 2006, as explained above.
Sales of the PET products (.5 liter, 24oz, 1 liter and 1.5 liter sizes) increased from $863,270 for the six months ended September 30, 2005 to $914,244 for the six months ended September 30, 2006, an increase of 5.9%. The Company also does private label packaging of the .5 liter and 1.5 liter size bottles that contributed $81,117 to the revenues of the PET products for the six months ended September 30, 2006 compared to $88,669 for the six months ended September 30, 2005. Sales of the PET products increased from $438,099 for the three months ended September 30, 2005 to $454,654 for the three months ended September 30, 2006, an increase of 3.8%.
Resort operations, that include the revenues generated from the public swimming pool operated by the Company, increased to $110,697 for the six months ended September 30, 2006 compared to $93,971 for the six months ended September 30, 2005, an increase of 17.8%. Resort operations decreased for the three months ended September 30, 2006 to $71,058 from $75,116 for the same period ended September 30, 2005, a decrease of 5.4%. The Company increased the admission fee by 33% for individuals to the swimming pool resulting in increased revenue for the resort operations. However, total admissions decreased for the six months ended September 30, 2006 as compared to the six months ended September 30, 2005 due to the unseasonably cooler temperatures.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased from $837,548 for the six months ended September 30, 2005 to $966,440 for the six months ended September 30, 2006, an increase of 15.4%. Resulting gross profit for the six months ended September 30, 2006 was $3,446,424 or 78.1% of revenues compared with a gross profit of $3,332,323 or 79.9% of revenues for the six months ended September 30, 2005. Cost of goods sold increase from $436,383 for the three months ended September 30, 2005 to $473,628 for the three months ended September 30, 2006, an increase of 8.5%. Resulting gross profit for the three months ended September 30, 2006 was $1,726,360 or 78.5% of revenues compared with a gross profit of $1,741,299 or 80.0% of revenues for the three months ended September 30, 2005. The resulting lower gross profit is due to the increase in the cost of bottles, caps and boxes during the six months ended September 30, 2006.
Operating Expenses
Total operating expenses for the six months ended September 30, 2006 increased 1.5% to $3,220,142 from $3,171,647 for the same period ended September 30, 2005. Total operating expenses for the three months ended September 30, 2006 decreased 1.9% from $1,645,823 to $1,614,262. The changes in operating expenses are explained in more detail below.
Salaries and Related Expenses
Salaries and related expenses increased by 0.2% for the six months ended September 30, 2006. Salaries and related expenses were $1,613,097 or 36.6% of sales for the six months ended September 30, 2005 compared to $1,609,620 or 38.6% of sales for six months ended September 30, 2006. Salaries and related expenses were $811,479 or 36.9% of sales for the three months ended September 30, 2006 compared to $834,041 or 38.3% for the three months ended September 30, 2005, a decrease of 2.7%. Included in the increase in the salaries and related expenses is the stock compensation expense of $50,149 recorded to salaries and related expenses, for the first time, in the three months ended June 30, 2006 upon the adoption of SFAS 123(R). Salaries and related expenses, not including the stock compensation expense, decreased by 2.9% for the six months ended September 30, 2006 and decreased 8.8% for the three months ended September 30, 2006. This decrease is due to fewer sales commissions paid to the Company’s outside sales staff and increased efficiencies in the production area.
General and Administrative Expenses
General and administrative expenses for the six months ended September 30, 2006 increased 5.7% to $814,083 from $770,348 for the six months ended September 30, 2005. General and administrative expenses for the three months ended September 30, 2006 decreased 2.4% to $390,318 from $399,717 for the three months ended September 30, 2005. The increase in the general and administrative expense for the six months ended September 30, 2006, is largely due to the increased costs associated with legal fees incurred for various business related items, including water subscription negotiations and water augmentation costs. The Company expects that it will continue to incur costs associated with the water subscriptions in the future. The decrease in expenses for the three months ended September 30, 2006 is due to the decrease in leased equipment expenses due to the recent purchase of the leased equipment.
Advertising and Promotions
For the six months ended September 30, 2006, advertising and promotional expenses were $140,360 or 3.2% of sales compared to $144,522 or 3.5% of sales for the six months ended September 30, 2005, a decrease of 2.9%. For the three months ended September 30, 2006, advertising and promotional expenses were $73,631 or

3.4% of sales compared to $68,141 or 3.2% of sales, an increase of 8.1%.Management expects that the current level of advertising and promotional expenditures will be sufficient to maintain the expected level of revenues.
Delivery Expenses
Delivery expenses increased 3.8% to $421,138 or 9.5% of sales for the six months ended September 30, 2006 compared to $405,857 or 9.7% of sales for the six months ended September 30, 2005. Delivery expenses decreased 2.5% for the three months ended September 30, 2006 to $219,530 or 5.0% of sales compared to $225,231 or 5.4% of sales for the three months ended September 30, 2005. Delivery costs fluctuate due to the change in sales volume and the costs associated with the operation of additional delivery vehicles including insurance, service, and operational expenses. During the six months ended September 30, 2006, the Company experienced an increase in the cost of fuel for the delivery vehicles. Fuel expenses for the delivery vehicles increased 27% for the six months ended September 30, 2006 compared to the six months ended September 30, 2005.
Depreciation and Amortization
Depreciation and amortization decreased 4.1% for the six months ended September 30, 2006 compared to the six months ended September 30, 2005. Depreciation and amortization expenses for the six months ended September 30, 2006 were $231,464 or 5.2% of sales compared to $241,300 or 5.8% of sales for the six months ended September 30, 2005. Depreciation and amortization expenses increased less than 1% for the three months ended September 30, 2006. Depreciation and amortization expenses for the three months ended September 30, 2006 were $119,304 or 5.5% of sales compared to $118,693 or 5.5% of sales for the three months ended September 30, 2005. The Company is realizing lower depreciation costs due to the decrease in the amount of fixed assets and more assets that are fully depreciated.
Other Income and Interest Expense
During the six months ended September 30, 2006, the Company received $92,300 for the sale of an easement to the County of Boulder, Colorado. Interest income increased 7.8% to $20,866 for the six months ended September 30, 2006 as compared to $19,368 for the same period ended September 30, 2005. For the three months ended September 30, 2006, interest income increased 7.8% to $10,530 as compared to $9,774 for the same period ended September 30, 2005.
Interest expense for the six months ended September 30, 2006 increased 18.7% to $141,605 for the six months ended September 30, 2006 as compared to $119,314 for the same period ended September 30, 2005. Interest expense for the three months ended September 30, 2006 increased 19.0% to $73,306 for the three months ended September 30, 2006 as compared to $61,642 for the same period ended September 30, 2005. The increase in net interest expense is due to the variable interest rates on the line of credit as well as the notes for the bottling facility and office space in Louisville, Colorado, which vary with the Prime Rate.
Income Taxes
For the six months ended September 30, 2006, we recorded income tax expense of $87,000 against our pretax book income of $197,843, a 44% effective tax rate compared to a 35% effective tax rate for the six months ended September 30, 2005. This effective tax rate increase resulted from the Company’s adoption of SFAS 123(R). The Company recorded $50,149 of stock compensation expense for which a tax benefit is not available. For the three months ended September 30, 2006, we recorded income tax expense of $50,000 against our pretax book income of $141,622, a 35% effective tax rate.
Net Income

The Company reported net income for the six months ended September 30, 2006 of $110,843 compared to net income of $39,730 during the six months ended September 30, 2005. Net income for the three months ended September 30, 2006 was $91,622 compared to net income of $28,608 for the three months ended September 30, 2005.
Liquidity and Capital Resources
Trade accounts receivable for the six months ended September 30, 2006 were 5.3% higher than at the year ended March 31, 2006. Days sales outstanding remained constant at 36 days for six months ended September 30, 2006 and for the six months ended September 30, 2005.
Cash flows provided by operating activities had a net inflow of $608,144 for the six months ended September 30, 2006 as compared to a net inflow of $218,754 for the six months ended September 30, 2005, an increase of $389,390. The increase in cash flows provided by operating activities was a combined result of the change in net income, accounts payable, inventory and stock based compensation.
Cash flows used in investing activities for the purchase of property and equipment, which included electric coolers that are rented to delivery customers, resulted in a net outflow of $489,176 for the six months ended September 30, 2006 compared to a net outflow of $66,833 for the six months ended September 30, 2005. These costs were primarily due to the purchase of bottling equipment that was previously paid for under an operating lease. The total purchase price for this equipment was $279,000. Additionally, the Company purchased coffee dispensers to support the Company’s expansion of the coffee service.
Cash flow used in financing activities, resulted in cash inflow of $4,599 for the six months ended September 30, 2006 compared to cash outflow of $85,895 for the six months ended September 30, 2005. These outflows related to debt service payments offset by proceeds from stock options exercised during the six months ended September 30, 2006 and proceeds received on the line of credit.
The Company’s cash balance at September 30, 2006 increased by $123,567 from $86,558 at March 31, 2006 to $210,125 at September 30, 2006.
The Company has a line of credit with Affiliated National Bank for $500,000. The line of credit was renewed in August 2006. The balance due on the line of credit as of September 30, 2006 was $356,150. The balance due is unchanged as of the date of this report. Under this agreement the Company is required to comply with certain covenants. As of September 30, 2006, the Company was in compliance with all covenants.
The following table sets forth our contractual commitments as of September 30, 2006:

Fiscal Year End	Long-Term Debt	Operating Lease	Total
2007	$150,449	$330,849	$481,298
2008	145,419	261,264	406,683
2009	154,872	253,132	408,004
2010	164,964	136,575	301,539
2011	175,744	95,481	271,225
Thereafter	2,357,251	34,259	2,391,510

Total	$3,148,699	$1,111,560	$4,260,259

The Company has no other material commitments for capital expenditures.
Other Recent Accounting Developments
In July 2002, the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes -

Oxley Act) was enacted. Section 404 of the Sarbanes-Oxley Act stipulates that public companies must take responsibility for maintaining an effective system of internal control over financial reporting. The act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attesting report from their independent registered public accountant regarding management’s report. The Company must comply with Section 404 of the Sarbanes-Oxley by its fiscal year ended March 31, 2007. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment”. This statement replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (revised 2004) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation costs in the financial statements. SFAS No. 123 (revised 2004) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement applies to all new awards granted during fiscal years beginning after June 15, 2005 and to previous awards that are modified or cancelled after such date. For the six months ended September 30, 2006, the Company recorded compensation costs of $50,149 as they related to 22,500 options that were issued to employees.
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
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB statements No. 133 and 140” (“SFAS 155”). SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The provisions of SFAS 155 are effective for financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material impact on the Company’s financial statements.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is effective for fiscal years beginning after November 15, 2006 and it allows a one-time transitional cumulative effect adjustment to beginning of the year retained earnings at the first fiscal year ending after November 15, 2006 for errors that were not previously deemed material, but are material under SAB 108. The Company is currently evaluating the impact, if any, of adopting SAB 108 on its financial statements.

Item 3: CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934. Control deficiencies have been identified by management in consultation with Ehrhardt, Keefe, Steiner & Hottman, PC, the Company’s independent auditors. Certain matters involving internal control deficiencies considered to be a material weakness have also been reported to the board of directors. The material weaknesses relate to a lack of technical expertise as it related to complex accounting matters associated with the issuance of options, warrants and the impact on deferred income taxes. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were ineffective as of the end of the period covered by this report, due to the control deficiencies resulting in material weaknesses, as described above. The Company will consult with experts in these matters in order to remediate these deficiencies
(b) Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that materially affected, or were reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Items 1, 2, 3 and 5 have been omitted as they are not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
The Company held the Annual Shareholders Meeting on August 1, 2006 to vote on the following:
1.	To elect four (4) Directors, Douglas Larson, Kevin Sipple, Jeremy Martin and George Schmitt, to serve until the next Annual Meeting of Shareholders until their successors are duly elected and qualified.
2.	To ratify the appointment of Ehrhardt Keefe Steiner and Hottman, P.C., independent certified public accountants for the Company for the fiscal year ended March 31, 2007.
Both matters passed by the Shareholders.
Item 6. Exhibits
(a)	Exhibits

3	Articles of Incorporation and Bylaws. Incorporated by reference to Exhibit No. 3 to the Registration Statement (No. 33-6738-D).

3.1	Amended Articles of Incorporation. Incorporated by reference to Exhibit 3.1 filed with the Company’s Form 10-KSB for the fiscal year ended March 31, 1998.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.1	Certification Of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Executive Officer

32.2	Certification Of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELDORADO ARTESIAN SPRINGS, INC.
Date: November 14, 2006	By:	/s/ Douglas Larson
Douglas Larson, President

Date: November 14, 2006	By:	/s/ Cathleen Shoenfeld
Cathleen Shoenfeld, Chief Financial Officer

ELDORADO ARTESIAN SPRINGS, INC.
Quarterly Report on Form 10-QSB
for the Quarter Ended September 30, 2006
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