Form 10QSB
period 2006-12-31
ELDORADO ARTESIAN SPRINGS INC
filed 2007-02-14
CIK 796124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

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
Yes ☐     No ☑
Number of shares of common stock, par value $.001 per share, outstanding at the latest practicable date, February 14, 2007: 3,004,495.
Transitional Small Business Disclosure Format (Check one):
Yes ☐     No ☑

ELDORADO ARTESIAN SPRINGS, INC.
INDEX

Page
Part I — Financial Information

Item 1 — Financial Statements

Balance Sheets as of December 31, 2006 (Unaudited) and March 31, 2006	3

Unaudited Statements of Operations For the Three and Nine Months Ended December 31, 2006 and December 31, 2005	4

Unaudited Statement of Changes in Stockholders’ Equity For the Nine Months Ended December 31, 2006	5

Unaudited Statements of Cash Flows For the Nine Months Ended December 31, 2006 and December 31, 2005	6

Notes to Unaudited Financial Statements	7

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3 — Controls and Procedures	18

Part II — Other Information	19

Signatures and Exhibit Index	20
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

ELDORADO ARTESIAN SPRINGS, INC.
Balance Sheets

	December 31,	March 31,
	2006	2006
	(Unaudited)
Assets
Current assets
Cash	$39,493	$86,558
Accounts receivable
Trade, net of allowance of 80,000	804,717	829,880
Inventories	297,026	296,777
Prepaid expenses and other	97,515	65,923
Deferred tax asset	29,064	29,064

Total current assets	1,267,815	1,308,202

Non-current assets
Property, plant and equipment – net	4,305,507	4,160,850
Notes receivable – related party	579,418	547,822
Water rights – net	75,722	79,088
Deposits	104,729	14,004
Other – net	126,007	139,834

Total non-current assets	5,191,383	4,941,598

Total	$6,459,198	$6,249,800

Liabilities and Stockholders’ Equity
Current liabilities
Line of credit	$356,150	$306,150
Accounts payable	354,730	288,490
Accrued expenses	247,681	232,316
Customer deposits	112,653	94,304
Income taxes payable	28,627	31,035
Current portion of long-term debt	98,482	136,855

Total current liabilities	1,198,323	1,089,150

Non-current liabilities

Long-term debt, less current portion	3,017,744	3,077,982
Deferred tax liability	160,149	149,024
Deferred gain on the sale of real estate	357,544	357,544

Total non-current liabilities	3,535,437	3,584,550

Total liabilities	4,733,760	4,673,700

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized; 3,004,495 (2007) and 2,995,495 (2006) issued and outstanding	3,004	2,995
Additional paid-in capital	1,486,984	1,416,107
Retained earnings	235,450	156,998

	1,725,438	1,576,100

Total	$6,459,198	$6,249,800

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenue
Water and related	$1,864,559	$1,804,849	$6,156,111	$5,872,109
Resort operations	5,293	4,320	126,605	106,931

Net revenue	1,869,852	1,809,169	6,282,716	5,979,040

Cost of goods sold	394,371	331,444	1,360,811	1,168,992

Gross profit	1,475,481	1,477,725	4,921,905	4,810,048

Operating expenses
Salaries and related	769,156	742,201	2,382,253	2,351,821
Administrative and general	348,793	398,105	1,162,876	1,168,453
Delivery	196,461	208,353	617,599	614,210
Advertising and promotions	32,109	52,532	172,469	197,054
Depreciation and amortization	111,387	118,308	342,851	359,608

	1,457,906	1,519,499	4,678,048	4,691,146

Operating income (loss)	17,575	(41,774)	243,857	118,902

Other income (expense)
Other income	—	—	92,300	—
Interest income	10,728	9,956	31,594	29,324
Interest expense	(77,694)	(61,168)	(219,299)	(180,482)

	(66,966)	(51,212)	(95,405)	(151,158)

Net (loss) income before provision for income taxes	(49,391)	(92,986)	148,452	(32,256)

Income tax benefit (expense)	17,000	33,000	(70,000)	12,000

Net (loss) income	$(32,391)	$(59,986)	$78,452	$(20,256)

Basic (loss) earnings per common share	$(0.01)	$(0.02)	$0.03	$(0.01)

Diluted (loss) earnings per common share	$(0.01)	$(0.02)	$0.02	$(0.01)

Weighted average number of common shares outstanding	3,004,495	2,995,495	3,002,328	2,995,495

Weighted average number of dilutive shares outstanding	3,209,908	2,995,495	3,247,947	2,995,495

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statement of Changes in Stockholders’ Equity
For the Nine Months Ended December 31, 2006

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance — March 31, 2006	2,995,495	$2,995	$1,416,107	$156,998	$1,576,100

Stock options exercised	9,000	9	20,728	—	$20,737

Stock options issued to employees	—	—	50,149	—	$50,149

Net income	—	—	—	78,452	$78,452

Balance – December 31, 2006	3,004,495	$3,004	$1,486,984	$235,450	$1,725,438

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Cash Flows

	Nine Months Ended
	December 31,
	2006	2005
Cash flows from operating activities
Net income (loss)	$78,452	$(20,256)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	342,851	359,608
Deferred income tax	11,125	(12,000)
Stock based compensation	50,149	—
Accrued interest on related party note receivable	(31,596)	(29,324)
Changes in certain assets and liabilities
Accounts receivable	25,163	(27,389)
Inventories	(249)	(64,151)
Prepaid expenses and other	(31,592)	14,668
Deposits	(90,725)	2,085
Accounts payable	66,240	90,235
Accrued expenses	15,365	797
Income taxes (payable) receivable	(2,408)	34,132
Customer deposits	18,349	20,608

Net cash provided by operating activities	451,124	369,013

Cash flows from investing activities
Purchases of property and equipment	(470,315)	(142,022)

Net cash flows used in investing activities	(470,315)	(142,022)

Cash flows from financing activities
Proceeds from exercise of stock options	20,737	—
Payments on long-term obligations	(98,611)	(136,310)
Proceeds on line of credit	50,000	6,150

Net cash flows used in financing activities	(27,874)	(130,160)

Net (decrease) increase in cash	(47,065)	96,831

Cash — beginning of period	86,558	38,702

Cash — end of period	$39,493	$135,533

Supplemental disclosures of cash flow information:
Cash paid for interest for the nine months ended December 31, 2006 and December 31, 2005 was $219,299 and $180,482, respectively.
Cash paid for taxes for the nine months ended December 31, 2006 was $60,286.
See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Notes to Unaudited Financial Statements
Note 1 — Summary of Significant Accounting Policies
Interim Unaudited Financial Statements
The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the nine months ended December 31, 2006 and 2005 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant’s annual report on Form 10-KSB. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended March 31, 2006.
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
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires recognition of expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model. Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended December 31, 2006 was $50,149, which consisted of compensation expense related to the estimated value to be realized by employees related to shares expected to be issued under the Company’s employee stock purchase plan.
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
The Company maintains a stock option plan that provides for the grant of incentive stock options and non-incentive stock options. The plan provides that incentive stock options be granted with exercise prices not less than the fair value at the date of the grant. Options granted through December 31, 2006 generally vest immediately and expire ten years from the date of grant. At December 31, 2006, there were 499,000 shares that were fully vested and there were 376,000 shares available for future issuance under this plan.
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
On May 1, 2006, the Company granted 22,500 options to its employees at fair value. These options vest immediately and expire in 10 years. These options were determined to have a value of $50,149 based upon the Black-Scholes option pricing model. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the nine months ended December 31, 2006 using the Black-Scholes pricing model:

Nine Months Ended December 31, 2006
Risk Free Interest Rate	5.15%
Expected life (years)	10
Expected dividend yield	0%
Annualized volatility	88.85%
Forfeiture rate	23%
Estimated fair value of options granted	$2.89 per share
Note 3 – Related Party Transactions
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company, Mr. Douglas Larson, President and Mr. Kevin Sipple, Vice President, for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% that has been recorded as notes receivable related party and includes $179,418 of accrued interest at December 31, 2006. The collateral on the notes receivable included a junior deed of trust on the properties and 250,000 shares of common stock of the Company. During 2002, the Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note. During 2003, the Board of Directors determined that the 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties.
In July 2001, when the Board of Directors authorized the aforementioned real estate transactions, the Company also authorized the sale of certain real estate at the then fair value to Mr. Martin, an officer of the Company. Because of county land use approval processes and associated delays, Mr. Martin’s option to purchase the real estate has been extended through September 26, 2007.

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
On August 31, 2006, the Company entered into a Water Lease Agreement with Denver Wells, LLC, a Colorado limited liability company. Under the terms of the agreement, Eldorado is leasing 100 acre feet annually of nontributary ground water from Denver Wells, LLC for an initial term of two (2) years that commenced on August 31, 2006. The cost of the lease is $60,000 in year one and $65,000 in year two. Denver Wells, LLC also agreed to lease to the Company up to 200 additional acre feet of water per year, if needed, for an additional $600 per acre foot in year one and $650 per acre foot in year two. The Company also has the option to purchase 300 acre feet per year of water from the existing and operating well or wells under the terms of the agreement. If the Company exercises its purchase option, the purchase price will be $10,000 per acre foot if purchased before December 31, 2006. The purchase price increases by .5% in each month thereafter. With the execution of the lease, the Company paid a $90,000 earnest money deposit. The deposit is nonrefundable unless Denver Wells, LLC is unable to obtain a change in the use of the water adjudicated to include augmentation. In the event that the Company executes the option to purchase the water, the deposit will be applied to the purchase price. The first lease payment was made on September 29, 2006.
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

Line of Credit
The Company has a bank line of credit that provides for borrowings of up to $500,000 subject to certain borrowing base requirements and requires monthly interest payments calculated at the Prime Rate plus 0.5% (8.75% at December 31, 2006) with all unpaid principal and interest due August 30, 2007. The line requires the Company to comply with reporting and financial covenants and is cross-collateralized by accounts receivable, inventory and defined real property and guaranteed by three stockholders and officers of the Company. The outstanding balance on the line was $356,150 at December 31, 2006.
Note 5 – Commitments
In January 2005, the Company entered into a Management Consulting and Finders Agreement with Capital Merchant Bank, LLC. Under the terms of the Agreement, Capital Merchant Bank agreed to provide certain consulting services to assist the Company in its business development efforts.
Pursuant to the terms of the agreement, the Company made an initial payment of $25,000 to Capital Merchant Bank, and is obligated to pay an additional $175,000 upon completion of a qualified financing. Thereafter, the Company is obligated to pay to Capital Merchant Bank a fee of $600,000 payable in $200,000 installments every six months, unless the agreement is terminated by either party. Termination of the agreement requires 60 days’ written notice to the party not terminating the Agreement.
As required by the agreement, the Company issued to Capital Merchant Bank a warrant to purchase up to 1,000,000 shares of the Company’s common stock for an exercise price of $3.00 per share. The warrant is immediately exercisable for up to 350,000 shares, and becomes exercisable for up to an additional 350,000 shares upon completion by the Company of a qualified financing, and up to an additional 300,000 shares upon the six month anniversary of such qualified financing, unless the agreement is sooner terminated. The warrant may be exercised, to the extent exercisable from time to time, via a “cashless exercise” procedure, whereby the holder of the warrant may surrender a portion of the warrant shares in payment of the exercise price of the warrant. The warrant expires in January 2008.
Note 6 – Recently Issued Accounting Pronouncements
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
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB statements No. 133 and 140” (“SFAS 155”). SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The provisions of SFAS 155 are effective for financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material impact on the Company’s financial statements.
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
In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, FIN 48 will be adopted commencing in the Company’s fiscal year 2008. The Company is currently assessing the financial impact of FIN 48 on its financial statements.

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
Overview
Eldorado Artesian Springs, Inc. is a Colorado based company that is primarily involved in the bottling and marketing of natural artesian spring water. The spring is located in the foothills of the Colorado Rocky Mountains and is surrounded by thousands of acres of state and city park land, assuring a well protected water source. The water rises up through many layers of sandstone under its own artesian pressure. Currently, Eldorado’s operations consist of its home/commercial delivery business (five and three gallon bottles) and the PET (polyethylene terephtalate, a premium clear plastic container) consumer business. The Company also owns and operates a public swimming pool on its property during the summer months and rents a single-family home on the property. The spring water is transported to the Company owned bottling facility in Louisville, Colorado. The water is transported using stainless steel tanker trucks. Once at the bottling plant the water is then transferred into stainless steel holding tanks until it is used for bottling.
Overview – Recent Trends
The Company had net income of $78,452 for the nine months ended December 31, 2006 compared to net loss of $20,256 for the nine months ended December 31, 2005. Net loss for the three months ended December 31, 2006 was $32,391 compared to net loss of $59,986 for the three months ended December 31, 2005. The change in net income for the nine months ended December 31, 2006 is due primarily to the increase in other income during the nine months ended December 31, 2006. The Company has realized an increase in total revenue but has also experienced an increase in cost of goods that has offset much of the increase. The Company feels that positive changes in efforts to improve retention rates of home and office delivery customers will have a positive impact in the future.
We continue to pursue other channels to sell our smaller sized spring water products and improve sales of contract packaging. Contract packaging is the packaging of water under our customer’s brands for resale to consumers by the customer. Contract packaging has helped increase sales in the PET and gallon products. The Company also recently began offering single serve coffee service to home and office accounts. The Company sells the coffee to customers in specially designed packaging that works exclusively with the coffee dispensers. The Company also provides the accessories to be used with the coffee machines including cups, sugars, creamers, etc. The Company believes that a coffee service is a complement to its water products and can be efficiently serviced from its current delivery vehicles. The coffee service is counter seasonal to the water service and will provide additional revenues during the winter months when water sales tend to slow.

The Company’s total operating expenses for the nine months ended December 31, 2006 decreased due to the decrease in spending for advertising and promotions. The Company pursued other areas for the advertising budgets at a decreased cost compared to the same period ended December 31, 2005.
Revenues
Revenues for the nine months ended December 31, 2006 were $6,282,716 compared to $5,979,040 for the same period ended December 31, 2005, an increase of 5.1%. Revenues for the three months ended December 31, 2006 were $1,869,852 compared to $1,809,169 for the same period ended December 31, 2005, an increase of 3.4%.
Five and three gallon product sales including the rental of equipment to customers increased 2.2% from $4,092,580 for the nine months ended December 31, 2005 to $4,182,408 for the nine months ended December 31, 2006. Revenues for the five and three gallon product segment (including equipment rental) for the three months ended December 31, 2006 increased 0.6% to $1,317,092 from $1,308,781 for the three months ended December 31, 2005. Weather patterns during the three months ended December 31, 2005 created unusually difficult delivery conditions for home and office delivery customers resulting in an unusually high number of missed and rescheduled deliveries that resulted in fewer five and three gallon product sales.
In order to compete against lower cost equipment that was being sold locally, the Company implemented a new plan (the “Service Plan”) for customers that combines both the water and the equipment in the overall price that the customer is charged. The Service Plan has been well received by customers, and the Company continues to utilize the Service Plan to attract and retain customers. As of December 31, 2006, the Company had approximately 14,500 delivery accounts.
Revenues for the filter division increased from $39,116 for the nine months ended December 31, 2005 to $51,762 for the nine months ended December 31, 2006, an increase of 32.3%. Revenues for the filter division increased 27.5% for the three months ended December 31, 2006 compared to the same period ended December 31, 2005.
Sales of the one-gallon products decreased from $651,410 for the nine months ended December 31, 2005 to $639,207 for the same period ended December 31, 2006, a decrease of 1.9%. Sales of the one-gallon products increased from $176,210 for the three months ended December 31, 2005 to $184,185 for the same period ended December 31, 2006, an increase of 4.5%. The decrease in revenues for the nine months ended December 31, 2006 is a result of a decrease in total units of 1.2% and a slight decrease in average selling prices. The Company began offering private label packaging for the one-gallon product to a large retail chain at a lower selling price. The total units of private label one-gallon products increased 10.4% for the nine months ended December 31, 2006 compared to the same period ended December 31, 2005. However, the average selling price of the private label one-gallon products is slightly less than the Company’s own brand which has attributed to decrease in revenues.
Sales of the PET products (.5 liter, 24oz, 1 liter and 1.5 liter sizes) increased from $1,180,339 for the nine months ended December 31, 2005 to $1,241,572 for the nine months ended December 31, 2006, an increase of 5.2%. Sales of the PET products increased 3.2% for the three months ended December 31, 2006 compared to the same period ended December 31, 2005. The Company’s contract packaging of the .5 liter and 1.5 liter sizes contributed $105,213 to the revenues of the PET products for the nine months ended December 31, 2006.

In November 2005, the Company began to offer and solicit new accounts for home and office coffee service. As of December 31, 2006, total coffee revenues for coffee products, accessories and rentals totaled $104,322. The addition of coffee to the product mix has been well received and will continue to provide the Company the opportunity to increase total revenues.
Cost of Goods Sold and Gross Profit
For the nine months ended December 31, 2006 cost of goods sold was $1,360,811 compared to $1,168,992 for the same period ended December 31, 2005, an increase of 16.4%. Resulting gross profit for the nine months ended December 31, 2006 was 4,921,905 or 78.3% of revenues compared with a gross profit of $4,810,048 or 80.4% of revenues for the nine months ended December 31, 2005. For the three months ended December 31, 2006 cost of goods sold was $394,371 compared to $331,444 for the same period ended December 31, 2005, an increase of 19.0%. Resulting gross profit for the three months ended December 31, 2006 was $1,475,481 or 78.9% of revenues compared with a gross profit of $1,477,725 or 81.7% for the three months ended December 31, 2005. The resulting lower gross profit is due to the increase in the cost of bottles, caps and boxes over the recent nine months.
Operating Expenses
Total operating expenses for the nine months ended December 31, 2006 decreased 0.3% to $4,678,048 from $4,691,146 for the same period ended December 31, 2005. Total operating expenses for the three months ended December 31, 2006 decreased 4.1% to $1,457,906 from $1,519,499 for the same period ended December 31, 2005. The changes in operating expenses for the three and nine months ended December 31, 2006 are explained in more detail below.
Salaries and Related Expenses
Salaries and related expenses increased by 1.3% for the nine months ended December 31, 2006. Salaries and related expenses were $2,382,253 or 37.9% of sales for the nine months ended December 31, 2006 compared to $2,351,821 or 39.3% of sales for the same period ended December 31, 2005. Salaries and related expenses increased 3.6% to $769,156 for the three months ended December 31, 2006 compared to $742,201 for the three months ended December 31, 2005. The increase in salaries and related expenses is due to the increase in revenues for nine months ended December 31, 2006. Included in the increase in the salaries and related expenses is the stock compensation expense of $50,149 recorded to salaries and related expenses, for the first time, in the three months ended June 30, 2006 upon the adoption of SFAS 123(R).
General and Administrative Expenses
General and administrative expenses for the nine months ended December 31, 2006 decreased 0.5% to $1,162,876 from $1,168,453 for the same period ended December 31, 2005. The decrease in general and administrative expenses for the nine months ended December 31, 2006 is due to the cost containment procedures that have been implemented over the past twelve months. Specifically, the Company has been able to decrease costs associated with printing, repairs and operating supplies by utilizing in house staff and changes in suppliers. Additionally, the Company has incurred fewer costs associated with general and water related legal fees. For the three months ended December 31, 2006, general and administrative expenses decreased 12.4% as compared to the three months ended December 31, 2005. This decrease is a result of increases in certain expenses related to water subscriptions and legal fees that the Company incurred in previous reporting periods that they did not continue to incur in the current period. Additionally, the decrease in expenses is due to the decrease in leased equipment expenses due to the recent purchase of leased equipment.
Advertising and Promotions
For the nine months ended December 31, 2006 advertising and promotional expenses were $172,469 or 2.7% of sales compared to $197,054 or 3.3% of sales for the nine months ended December 31, 2005, a decrease of 12.5%. For the three months ended December 31, 2006 advertising and promotional expenses were $32,109 or 1.7% of sales compared to $52,532 or 2.9% of sales for the three months ended December 31, 2005. We have decreased the advertising and promotional expenses target. We expect that the current level of advertising and promotional expenditures will be sufficient to maintain the expected level of revenues.
Delivery Expenses
Delivery expenses increased 0.6% to $617,599 or 9.8% of sales for the nine months ended December 31, 2006 compared to $614,210 or 10.3% of sales for the same period ended December 31, 2005. For the three months ended December 31, 2006 delivery expenses decreased 5.7% to $196,461 or 10.5% of sales compared to $208,353 or 11.5% of sales for the same period ended December 31, 2005. Delivery costs fluctuate due to the change in revenues and the costs associated with the operation of additional delivery vehicles including insurance, service, and operational expenses. During the nine months ended December 31, 2006 the Company experienced an increase in the cost of fuel for the delivery vehicles as well as increased leasing costs for newer vehicles in the delivery fleet.
Depreciation and Amortization
Depreciation and amortization decreased 4.7% for the nine months ended December 31, 2006. Depreciation and amortization expenses for the nine months ended December 31, 2006 were $342,851 or 5.5% of sales compared to $359,608 or 6.0% of sales for the nine months ended December 31, 2005. For the three months ended December 31, 2006 depreciation and amortization expenses decreased 5.8% to $111,387 compared to $118,308 for the same period ended December 31, 2005. The Company is realizing lower depreciation costs due to the decrease in the amount of fixed assets and more assets that are fully depreciated.
Other Income and Interest Expense
During the nine months ended December 31, 2006, the Company received $92,300 for the sale of an easement to the County of Boulder, Colorado. Interest income increased 7.7% to $31,594 for the nine months ended December 31, 2006 as compared to $29,324 for the same period ended December 31, 2005. For the three months ended December 31, 2006, interest income increased 7.8% to $10,728 as compared to $9,956 for the same period ended December 31, 2005.
Interest expense for the nine months ended December 31, 2006 increased 21.5% to $219,299 for the nine months ended December 31, 2006 as compared to $180,482 for the same period ended December 31, 2005. Interest expense for the three months ended December 31, 2006 increased 27.0% to $77,694 for the three months ended December 31, 2006 as compared to $61,168 for the same period ended December 31, 2005. The increase in net interest expense is due to the $50,000 increase on the line of credit balance as well as the variable interest rates on the line of credit and the notes for the bottling facility and office space in Louisville, Colorado, which vary with the Prime Rate.
Income Taxes
For the nine months ended December 31, 2006, the Company recorded income tax expense of $70,000 against its pretax book income of $148,452, a 47% effective tax rate compared to a 37% effective tax rate for the nine months ended December 31, 2005. This effective tax rate increase resulted from the Company’s adoption of SFAS 123(R). The Company recorded $50,149 of stock compensation expense for which a tax benefit is not available. For the three months ended December 31, 2006, the Company recorded income tax benefit of $17,000 against our pretax book loss of $49,391, a 35% effective tax rate.

Net Income and Net Loss
The Company reported net income for the nine months ended December 31, 2006 of $78,452 compared to net loss of $20,256 during the nine months ended December 31, 2005. Net loss for the three months ended December 31, 2006 was $32,391 compared to net loss of $59,986 for the three months ended December 31, 2005
Liquidity and Capital Resources
Trade accounts receivable for the nine months ended December 31, 2006 were 3.0% lower than at the year ended March 31, 2006. Days sales outstanding remained constant at 36 days for the nine months ended December 31, 2006 and 2005.
Cash flows provided by operating activities resulted in a net inflow of $451,124 for the nine months ended December 31, 2006 as compared to a net inflow of $369,013 for the nine months ended December 31, 2005, an increase of $82,111. The increase in cash flows provided by operating activities was a combined result of the changes in net income, inventory, prepaid expenses, deposits and accounts receivable collections.
Cash flows used in investing activities for the purchase of property and equipment, which included electric coolers that are rented to delivery customers and bottling equipment, resulted in a net outflow of $470,315 for the nine months ended December 31, 2006 compared to a net outflow of $142,022 for the same period ended December 31, 2005. These costs were primarily due to the purchase of bottling equipment that was previously paid for under an operating lease. The total purchase price for this equipment was $279,000. Additionally, the Company purchased coffee dispensers to support the Company’s expansion of the coffee service.
Cash flow used in financing activities, resulted in cash outflow of $27,874 for the nine months ended December 31, 2006 compared to cash outflow of $130,160 for the nine months ended December 31, 2005. These outflows related to debt service payments offset by proceeds from stock options exercised during the nine months ended December 31, 2006 and proceeds received on the line of credit.
The Company’s cash balance at December 31, 2006 decreased by $47,065 from $86,558 at March 31, 2006 to $39,493 at December 31, 2006.
The Company has a line of credit with Affiliated National Bank for $500,000. The line of credit was renewed in August 2006. The balance due on the line of credit as of December 31, 2006 was $356,150. The balance due as of the date of this report was $356,150. Under this agreement the Company is required to comply with certain covenants. As of December 31, 2006, the Company was in compliance with all covenants.
The following table sets forth our contractual commitments as of December 31, 2006:

Fiscal Year End	Long-Term Debt	Operating Lease	Total
2007	$98,482	$330,849	$429,331
2008	145,419	261,264	406,683
2009	154,872	253,132	408,004
2010	164,964	136,575	301,539
2011	175,744	95,481	271,225
Thereafter	2,376,745	34,259	2,411,004

Total	$3,116,226	$1,111,560	$4,227,786

The Company has no other material commitments for capital expenditures.
Other Recent Accounting Developments
In July 2002, the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted. Section 404 of the Sarbanes-Oxley Act stipulates that public companies must take responsibility for maintaining an effective system of internal control over financial reporting. The act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attesting report from their independent registered public accountant regarding management’s report. The Company must comply with Section 404 of the Sarbanes-Oxley by its fiscal year ended March 31, 2008.
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
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB statements No. 133 and 140” (“SFAS 155”). SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The provisions of SFAS 155 are effective for financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material impact on the Company’s financial statements.
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
In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, FIN 48 will be adopted commencing in the Company’s fiscal year 2008. The Company is currently assessing the financial impact of FIN 48 on its financial statements.

Item 3: CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934. Control deficiencies have been identified by management in consultation with Ehrhardt Keefe Steiner & Hottman PC, the Company’s independent auditors, and as a result, management, including the Chief Executive Officer and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2006. The material weaknesses related to a lack of technical expertise as it related to complex accounting matters associated with the issuance of warrants and the impact of deferred income taxes. The Company will consult with experts in these matters to avoid any issues that may arise in this area in the future.
(b) Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Items 1, 2, 3, 4 and 5 have been omitted as they are not applicable.
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

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELDORADO ARTESIAN SPRINGS, INC.
Date: February 14, 2007	By:	/s/ Douglas Larson
Douglas Larson, President

Date: February 14, 2007	By:	/s/ Cathleen Shoenfeld
Cathleen Shoenfeld, Chief Financial Officer

ELDORADO ARTESIAN SPRINGS, INC.
Quarterly Report on Form 10-QSB
for the Quarter Ended December 31, 2006
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