Form 10KSB
period 2007-03-31
ELDORADO ARTESIAN SPRINGS INC
filed 2007-06-26
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended March 31, 2007
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission File Number 0-18235
ELDORADO ARTESIAN SPRINGS, INC.
(Name of Small Business Issuer in Its Charter)

Colorado	84-0907853

(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification Number
1783 Dogwood Street, Louisville, Colorado 80027
(Address of principal executive offices and zip code)
Issuer’s telephone number: (303) 499-1316
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share
(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined under Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
For the year ended March 31, 2007, the revenues of the issuer were $8,248,307.
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, on the Nasdaq’s Over-the Counter Bulletin Board, on June 15, 2007 was $3,090,895.
As of June 15, 2007, the Issuer had a total of 3,016,533 shares of common stock, $.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None
Transitional Small business Disclosure Format (check one): Yes ☐ No ☑

FORWARD-LOOKING STATEMENTS
Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Eldorado to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Eldorado’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, availability of debt ad equity financing, ability to purchase additional water rights, interest rate fluctuations, labor and marketing costs, operating costs, packaging costs, competition, legal claims and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Eldorado. Although Eldorado believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Eldorado or any other person that the objectives and plans of Eldorado will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
All references in this report to “Company,” “we,” “us,” “our,” or “Eldorado” refer to Eldorado Artesian Springs, Inc.
ITEM 1. DESCRIPTION OF BUSINESS.
The Company bottles, markets and distributes natural spring water under the Eldorado Artesian Spring Water brand. The Company sells its products primarily in Colorado.
Industry Background
Bottled water is perceived by many consumers as being a healthy, natural beverage, and this perception has driven demand for this product among many consumers. For this reason, bottled water sales in the United States have risen at a compound annual growth rate of approximately 9% over the past 5 years. Bottled water has been marketed in the United States for over 100 years, but it really burst onto the beverage scene in the mid 1970’s. During this same period of time, the American populace became more aware of the deterioration of municipal water supplies and the harmful effects of both contamination and chemical additives. Further fuel to the water market was provided by the rising health consciousness of people in general, as they have turned away from high caloric and alcoholic beverages in favor of products that are perceived as natural and beneficial. In 2006, total U.S. bottled water volume exceeded 8.25 billion gallons, a 9.5 percent advance over 2005’s volume level, according to the latest edition of “Bottled Water in the U.S.,” published by Beverage Marketing Corporation. That translates into 27.6 gallons per person. Additionally, the wholesale dollar sales for bottled water exceeded $10.8 billion in 2006, an 8.5 percent increase over the $10 billion in 2005. Beverage Marketing Corporation analysts have determined that bottled water now ranks second only to carbonated soft drinks of all beverage categories in per capita consumption per year.
The bottled water industry is generally broken down into two segments: sparkling and non-sparkling waters. Non-sparkling waters dominate the U.S. industry with an estimated 95% share of total category volume. In addition, non-sparkling waters account for 99% of the U.S. industry growth.
Bottles used for the smaller packaging, typically in sizes 1.5 liters and smaller, are made of polyethylene terephtalate (PET), a premium clear plastic. These bottles are commonly referred to in the beverage industry as PET bottles. The PET market has been driven by manufacturers who have begun bottling their water in smaller, more portable sizes, which are sold at retail and intended to fit the active lifestyles of bottled water consumers. The PET category has been the driving force behind the explosive growth in bottled water consumption. It is the most competitive market, dominated by four of the largest food and beverage companies in the world. During 2006, individual servings of bottled water in sizes of 1.5 liters and smaller accounted for 57.1% of the volume of bottled water sold, indicating that consumers are choosing bottled water in lieu of other bottled drinks.
While much of the bottled water market is still highly fragmented and controlled by local brands, consolidation is rapidly occurring, as three companies have come to dominate much of the market. Larger multi-national companies have been active in acquisitions of smaller more regional bottled water companies. Coca-Cola (Dasani) and PepsiCo (Aquafina) have both been successful in producing and marketing their own brands, creating much competition for the smaller regional producers that typically have higher costs of production and distribution.

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
As a result of the Eldorado acquisition and subsequent merger, the primary business of the Company is the bottling and sale of spring water from springs located in Eldorado Springs, Colorado on property owned by the Company. In addition to real property, the wells and springs thereon, and water rights, the Company owns a bottling plant in Louisville, Colorado (including building and bottling equipment), associated containers and equipment, resort buildings, a residential home, and an outdoor swimming pool which are located on the property in Eldorado Springs, Colorado.
The Company began operations by delivering 5 gallon bottles and renting equipment to homes and offices as well as delivering 1 gallon bottles to retailers. In 1994, the Company introduced the 1.5 liter bottle, which was followed, in 1995, with the 1.0 liter, 0.5 liter and 24 ounce bottles. Eldorado introduced its PET bottles to grocery retailers, and these products have gained market share among the larger retail grocery chains.
During the fiscal year ended 2001, to accommodate the growing demand for the Company’s bottled spring water products, the Company entered into an agreement for the purchase and construction of a new warehouse facility in Louisville, Colorado. The new facility was completed in August 2001, and the Company began operations out of the new facility at that time. The Company continues to bottle the same natural spring water that emanates from the source in Eldorado Springs, Colorado. The Company also leases additional high speed bottling equipment that was installed at the new facility. By utilizing the new equipment, and the additional warehouse, bottling and office space, the Company has been able to realize benefits in increased bottling speeds as well as efficiencies in transporting and storing raw materials and finished goods.
The Company has reacted to consumer demands by adding additional products to its service and delivery operations. In order to handle competition from other companies, the Company added filtration products in July 2003. Currently, the Company services approximately 250 filter accounts.
In October 2005, the Company added coffee products and coffee equipment as products to be delivered off of existing route vehicles. The coffee is provided by Green Mountain Coffee Roasters utilizing their various coffee brands to be delivered by our employees. Coffee has been integrated into the Company’s current distribution channel and is a product that is counter-seasonal to water. The Company obtained the initial customers utilizing leads from the existing account base as well as new customers from sales personnel. The Company expects to continue to grow the coffee sector of the business.
Water Source and Bottling
The source of the natural spring water used by the Company is springs located on property owned by the Company in Eldorado Springs, Colorado. The property is located at the base of a six hundred-foot deep canyon in Eldorado Springs. Eldorado Springs is surrounded by hundreds of acres of local, state and federal park land.
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
On May 9, 2007, the Company purchased three and one-half (3 1/2) shares of the capital stock, either common or preferred, of the Farmers Reservoir and Irrigation Company Marshall Lake Division (“Shares”) for the purchase price, including broker commission, of $87,500.
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
Water is produced at two springs and eleven wells on the Company’s property. The well heads are in close proximity to the fill station and nothing is added to or removed from the water during the bottling process. The product is packaged in high quality plastic bottles, and each bottle is sealed with a tamper evident cap.
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
Products
The Company is principally in the business of selling bottled artesian spring water. Sales of the Company’s water have historically been made by selling five gallon and three gallon bottles of water directly to homes and businesses, retail grocery stores and distributors located in Colorado. The Company also sells its water at wholesale to retail food stores (grocery chains), by packaging the water into smaller, more convenient sizes which are suitable for retail distribution. The Company rents coolers to customers to dispense the bottled water. The Company also rents and sells filtration equipment to customers for home and office accounts. The Company added coffee and coffee equipment to its product mix delivered to customers from route delivery vehicles. The coffee is packaged by Green Mountain Coffee Roasters and is delivered by the Company’s employees. The Company’s water bottling operation accounted for approximately 99% of the Company’s revenues for the fiscal year ended March 31, 2007. Additionally, in Eldorado Springs the Company owns and operates a resort on its property during the summer months and rents a single-family home.

Sales and Distribution
The Company sells its bottled artesian spring water into two distinct segments of the market for bottled water.
Home/Commercial Delivery Business
Direct delivery of bottled water to homes and businesses has historically been the focus of the Company’s business. The Company’s bottled water delivery business primarily consists of the sale of five gallon and three gallon containers of water to customers who lease water dispensers from the Company. The Company delivers these bottles directly to customers using trucks owned or leased by the Company. The Company’s delivery sales are made primarily in the Denver/Boulder, Colorado metropolitan area (but also in selected other cities along the front range). As of March 31, 2007, the Company had approximately 14,000 active delivery accounts, and the delivery business currently accounts for roughly 70% of the Company’s revenues. Of the five and three gallon accounts, approximately 55% were home accounts and 45% were commercial accounts.
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
The five gallon and three gallon products are primarily sold through the acquisition of new accounts attracted by personal sales representatives at local events strategically located throughout the area. The efforts of the staff are augmented by yellow pages, the Company’s web site, radio, and occasional television advertisements and by product donation to local events.
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
Research and Development Costs
The Company incurred approximately $5,000 during the fiscal year 2007 for costs related to the research and development of vitamin enhanced flavored organic spring water. The Company expects to incur minimal additional costs during the fiscal year 2007. The Company did not incur any product research or development costs during the fiscal year 2006.
Employees
As of March 31, 2007, the Company had 69 full-time employees. During the summer months, the Company employs approximately 14 seasonal employees for the operation of the pool.
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

ITEM 3. LEGAL PROCEEDINGS.
The Company is not a party to any pending material legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matter was submitted to a vote of our shareholders during the fourth quarter of the fiscal year covered by this report.
PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
The Company’s common stock is traded in the over-the-counter market on the Nasdaq’s OTC Bulletin Board (“OTCBB”) under the symbol “ELDO.” The quotations presented below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The following table sets forth, for the periods shown, high and low sales prices of our common stock, as quoted by the OTCBB:

Fiscal Year 2007	High	Low
Fourth Quarter through March 31, 2007	$4.18	$2.00
Third Quarter through December 31, 2006	$4.18	$2.65
Second Quarter through September 30, 2006	$3.42	$2.25
First Quarter through June 30, 2006	$7.01	$2.55

Fiscal Year 2006
Fourth Quarter through March 31, 2006	$3.00	$2.00
Third Quarter through December 31, 2005	$2.95	$1.45
Second Quarter through September 30, 2005	$2.20	$1.86
First Quarter through June 30, 2005	$3.25	$1.55
Holders
The Company had 134 record owners of its common stock as of June 14, 2007.
Dividends
No dividends have been declared or paid to date on the Company’s common stock, and the Company does not anticipate paying dividends in the foreseeable future. The Company follows a policy of cash preservation for future use in the business.
Securities Authorized for Issuance Under Equity Compensation Plans
For information regarding securities authorized under our equity compensation plans, see Item 11 of this report.
Recent Sales of Unregistered Securities
On December 18, 2006, the Company issued 11,038 shares of its common stock to one individual pursuant to the cashless exercise of a warrant to purchase 50,000 shares of common stock at $3.00 per share. The common stock was issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), as provided in Section 4(2) thereof, as a transaction by an issuer not involving a public offering. No commissions were paid in connection with the issuance and an appropriate “restricted” legend was placed on the certificate representing the common stock.

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
The Company experienced growth through the year 2000 that necessitated the need for additional office, warehouse and bottling space. In August of 2001, the Company completed construction and moved into a new facility in Louisville, Colorado about 10 miles from Eldorado Springs, Colorado. The facility consists of a total of approximately 40,000 square feet. In addition, the delivery trucks also began operating out of the new facility and the products were transported between Eldorado Springs and the new location in Louisville. By December 2001, the Company moved all of the bottling lines. Currently, the water is transported to the new facility in stainless steel tanker trucks. Once at the bottling plant, the water is then transferred into stainless steel holding tanks until it is used for bottling.
Results of Operations
Performance Overview — Recent Trends
Sales and net income increased from fiscal year 2006 to fiscal year 2007. Operating expenses for fiscal year 2007 have increased slightly compared to the prior fiscal year. The Company saw the biggest effect to net income from the combined results of the increase in revenue and increase in other income from the sales of property easements.
The Company has experienced increased competition from larger water companies resulting in lower average selling prices in the major retail chains for the PET products. The Company continues to seek other distribution avenues in order to increase sales of the PET products. In addition, the Company continues to utilize advertising and promotional budgets to help promote various products. The Company has been pursuing ways to offer more sizes of the products off of our own delivery vehicles to increase sales to existing customers. Additionally, the Company has introduced coffee products and coffee dispensing equipment to increase overall sales and efficiencies off of route vehicles.
General economic trends have increased the costs associated with raw materials used for the smaller packaged products Additionally, costs associated with the maintenance of the facility have increased. Also, based on recent assessments of property owned by the Company, property taxes have also increased.

The Company believes that we are in a position to continue to grow in the markets we presently service by offering additional products and utilizing advertising and promotional budgets for promoting the product. We will continue to pursue additional business in new and emerging markets. In addition, we continue to look for ways to decrease operating costs in order to achieve profitability in the future.
Year Ended March 31, 2007 Compared to Year Ended March 31, 2006
Sales
Sales for the year ended March 31, 2007 were $8,248,307 compared to $7,909,994 for the same period ended March 31, 2006, an increase of 4.3%.
Sales of the products used in the delivery to homes and offices which include 5 and 3 gallons bottles as well as the dispenser units were 67.2% of sales and increased from $5,432,291 for fiscal year 2006 to $5,543,924 for fiscal year 2007, an increase of $111,633 or 2.1%. Total units of 5 and 3 gallon products increased 1% from the fiscal year ended March 31, 2006 to the fiscal year ended March 31, 2007 while the average selling price increased approximately 1% due to a price increase that went into effect on October 1, 2006. The filter division of the Company increased filter rental and sales from $55,263 in fiscal year 2006 to $70,267 in fiscal year 2007, an increase of 27.2%.
The Company introduced coffee and coffee equipment for service from our existing route vehicles. These products were introduced in October 2005. For the year ended March 31, 2007, sales for coffee, coffee equipment and accessories totaled $151,279.
Sales of the Company’s PET products (.5 liter to 1.5 liter sizes), including private label products, represented 19.7% of sales for fiscal year 2007 and 19.5% of sales for fiscal year 2006 or $1,623,151 and $1,540,398, respectively. This represented an increase of 5.4%. Total unit sales for the PET products increased 1.6% from fiscal year 2006 to fiscal year 2007. The Company’s gallon size products were 9.9% of sales or $817,013 in fiscal year 2007 compared to $836,833 in fiscal year 2006, a decrease of 2.4%. During the fiscal year ended March 31, 2005, the Company began packaging the PET and gallon size products for a local retailer under a private label brand. Sales for the private label products represented approximately $180,000 in revenue for fiscal year 2007 and fiscal year 2006.
Gross Profit/Cost of Goods Sold
Cost of goods sold for fiscal year 2007 were $1,732,078, or 20.9% of sales, compared to $1,589,024 or 20.1% of sales for fiscal year 2006. Gross profit increased from $6,320,970, or 80.0% of sales in fiscal year 2006 to $6,516,229 or 79.0% of sales for fiscal year 2007. Overall, gross profit increased 3.1% from the fiscal year ended March 31, 2006.
Cost of goods for the home and office products were $308,295, or 5.6% of 5 and 3 gallon sales for fiscal year 2007, compared to $315,041, or 6.7% of sales for fiscal year 2006. Cost of goods for the 1 gallon products were $381,191, or 46.6% of 1 gallon sales for fiscal year 2007, compared to $346,638, or 41.5% of sales for fiscal year 2006. The increase in the cost of goods is due to the increase cost of materials for the 1 gallon products. Cost of goods for the PET products were $890,727, or 54.8% of sales for fiscal year 2007, compared to $839,972, or 54.5% of sales for fiscal year 2006. Due to recent economic conditions, the cost of bottles and packaging for all products has increased resulting in the decrease in gross profit.
Operating Expenses
Total operating expenses increased to $6,179,952 in fiscal year 2007 from $6,140,493 in fiscal year 2006, an increase of $39,459, or less than one percent. Of the total operating expenses, salaries and related expenses increased to $3,152,611 in fiscal year 2007, or 38.2% of sales, from $3,047,546 in fiscal year 2006, or 38.5% of sales. The Company has maintained a stable workforce and continues to work towards increasing efficiencies in all departments.
Administrative and general expenses increased less than one percent for 2007 as compared to fiscal year 2006. The Company experienced increased expenses related to drought conditions and water rights primarily for legal fees and engineering work. However, many of these increased expenses were offset by a decrease in operating expenses for leased equipment that was purchased in July 2006.

Delivery expenses decreased from $808,280 for fiscal year 2006 to $799,130 for fiscal year 2007, a decrease of 1.1%. The rising costs of fuel resulted in an increase of 12.3% of fuel costs as compared to the previous year. However, overall delivery costs were decreased due to additional savings resulting from a decrease in insurance costs.
Advertising and promotion expenses decreased 18.0% for fiscal year 2007 compared to the fiscal year 2006. For 2007, advertising and promotion expenses were 2.5% of sales compared to 3.1% of sales for 2006. The decrease is primarily related to being more selective in choosing which venues to attend in order to obtain new Home and Office delivery accounts. The Company recognizes certain advertising and promotional expenses for products or services that could have been purchased at a fair market value regardless of whether or not the vendor had purchased the product.
Depreciation and amortization decreased 5.7% for fiscal year 2007 as compared to fiscal year 2006. Depreciation and amortization for fiscal year 2007 was 5.4% of sales compared to 6.0% of sales for fiscal year 2006. The Company’s need for additional equipment has decreased and some equipment has reached the end of its life resulting in a decrease in overall depreciation and amortization expenses.
Interest, Taxes, Other Income and Other Expenses
During the year ended March 31, 2007, the Company received $92,300 for the sale of an easement to the County of Boulder, Colorado. Interest expense increased 20.8% to $297,599 in fiscal year 2007, from $246,517 in fiscal year 2006. The increase in interest is due to the increasing interest rates on the variable rate notes owed by the Company.
The Company had net income before taxes of $173,604 for fiscal year 2007 compared to a net loss before taxes of $23,190 for fiscal year 2006.
The Company had net income after taxes of $87,584 in fiscal year 2007 compared to a net loss of $10,235 for fiscal year 2006. The Company recorded a tax benefit of $12,955 for fiscal year 2006 compared to a tax expense of $86,020 for fiscal year 2007.
Liquidity and Capital Resources
Trade accounts receivable for the year ended March 31, 2007 were 1.4% more than at year ended March 31, 2006. This resulted from the increase in revenues for the year ended March 31, 2007. Days sales outstanding was approximately 37 days for March 31, 2007 and 42 days for March 31, 2006.
Cash flows from operating activities had a net inflow of $536,237 for fiscal year 2007. The cash provided from operating activities represents an increase of $146,749 from fiscal year 2006. The largest reconciling item between net income and net cash flow from operations was the $446,537 of depreciation and amortization. The Company anticipates that cash flow from operations will be available to fund existing obligations for expected cash requirements over the next year and thereafter.
Cash flows from investing activities resulted in a net outflow of $543,912 for fiscal year 2007. This total represents expenditures on equipment that was purchased in July 2006. Additionally, the expenditures are for electric water coolers, filtration equipment and coffee dispensing equipment that are rented to delivery customers.
Cash flows from financing activities resulted in a net inflow of $528,876 for fiscal year 2007. The Company received proceeds from the exercise of stock options in the amount of $20,737 for a total of 9,000 shares of stock. The Company also refinanced the existing note for the property located in Eldorado Springs. The financing allowed the Company to pay off the existing line of credit that had a balance of $356,150. The Company also paid off the balance of the note and received proceeds of approximately $578,000.
The Company’s cash balance at March 31, 2007 increased to $607,759 by a net amount of $521,201 from $86,558 at March 31, 2006.
The Company is in compliance with its financial covenants for its long-term debt agreements with U.S Bank and American National Bank. The Company has line of credit with American National Bank for $500,000. As of March 31, 2007, the Company had did not have a balance due on the line of credit. The line of credit is due for renewal on August 30, 2007. The Company believes that the line of credit will be renewed when due. The Company has no other material commitments for capital expenditures.

During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company, Messrs. Larson and Sipple, for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing on $400,000 with interest at 7.5% that has been recorded as notes receivable related party and includes $190,450 of accrued interest at March 31, 2007. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. During the year ended March 31, 2003, the Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. During 2002, the Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note.
In July 2001, when the Company’s Board of Directors authorized the aforementioned real estate transactions, the Company also authorized the sale of certain real estate at the then fair value to Mr. Martin who is an officer of the Company. Because of county land approval processes and associated delays, the officer’s option to purchase the real estate has been extended through September 26, 2007.
On May 19, 1998, the Company registered 875,000 shares of common stock of the Company pursuant to its 1997 stock option plan. The plan provides for the grant of stock options to employees, directors and consultants of the Company. As of March 31, 2007, 549,000 options were outstanding, of which 499,000 are fully vested and exercisable.
Contractual Obligations and Commitments
The following table sets forth our contractual commitments as of March 31, 2007:

Fiscal Year End	Long-Term Debt	Operating Lease	Total
2008	$84,793	$317,353	$402,146
2009	78,078	245,349	323,427
2010	88,158	191,097	279,255
2011	99,160	103,113	202,273
2012	1,419,181	23,431	1,442,612
Thereafter	2,259,756	—	2,259,756

Total	$4,029,126	$880,343	$4,909,469

Please refer to notes 5, 7 and 8 in our Consolidated Financial Statements for more information regarding our future cash commitments.
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
In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The pronouncement is applicable in cases when assets or liabilities are to be measured at fair value. It does not establish new circumstances in which fair value would be used to measure assets or liabilities. The provisions of SFAS No.157 are effective for the Company’s fiscal year commencing November 1, 2008. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.
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
On December 15, 2006 the Securities and Exchange Commission announced that it is has modified reporting requirements for smaller public companies under Section 404 of the Sarbanes-Oxley Act (SOX 404) of 2002. The Commission granted relief to smaller public companies by extending the date by which non-accelerated filers must start providing a report by management assessing the effectiveness of the company’s internal control over financial reporting. The compliance date for these companies was moved from fiscal years ending on or after July 15, 2007, to fiscal years ending on or after December 15, 2007. The Commission also extended the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor’s attestation report on internal control over financial reporting in their annual reports. This deadline was moved to the first annual report for a fiscal year ending on or after December 15, 2008. The extension requires all non-accelerated filers to complete only the management’s portion of the internal control requirements in their first year of compliance with SOX 404. This modification is intended to provide cost savings and efficiency opportunities to smaller public companies and to assist them as they prepare to comply fully with SOX 404 reporting requirements. The extension will provide these issuers and their auditors an additional year to consider, and adapt to, the changes in Auditing Standard No. 2 that the Commission and the Public Company Accounting Oversight Board intend to make, as well as the guidance for management the Commission has issued, to improve the efficiency of the Section 404(b) auditor attestation report process.
Impact of Inflation
We believe that our results are not dependent upon moderate changes in inflation rates.
ITEM 7. FINANCIAL STATEMENTS
The Company’s audited financial statements, as set forth below, are included with this Annual Report on Form 10-KSB.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Eldorado Artesian Springs, Inc.
Louisville, Colorado
We have audited the accompanying balance sheet of Eldorado Artesian Springs, Inc. as of March 31, 2007 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eldorado Artesian Springs, Inc. as of March 31, 2007, and the results of its operations and its cash flows for the years ended March 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the financial statements, the Company changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (R) on April 1, 2006.
Ehrhardt Keefe Steiner & Hottman PC
June 11, 2007
Denver, Colorado

Balance Sheet
March 31, 2007

Assets
Current assets
Cash	$607,759
Accounts receivable — trade, net	842,681
Inventories	196,447
Prepaid expenses and other	74,481
Deferred tax asset	29,648

Total current assets	1,751,016

Non-current assets
Property, plant and equipment — net	4,258,225
Notes receivable — related party	590,450
Water rights — net	74,600
Deposits	109,004
Other — net	125,811

Total non-current assets	5,158,090

Total assets	$6,909,105

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$254,059
Accrued expenses	243,218
Customer deposits	93,584
Income taxes payable	100,366
Current portion of long-term debt	84,793

Total current liabilities	776,020

Non-current liabilities
Long-term debt, less current portion	3,944,333
Deferred tax liability	96,638
Deferred gain on the sale of real estate	357,544

Total non-current liabilities	4,398,515

Total liabilities	5,174,535

Commitments and contingency

Stockholders’ equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock, par value $.001 per share; 50,000,000 shares authorized; 3,015,533 issued and outstanding	3,015
Additional paid-in capital	1,486,973
Retained earnings	244,582

Total stockholders’ equity	1,734,570

Total liabilities and stockholders’ equity	$6,909,105

Statements of Operations

	For the Years Ended
	March 31,
	2007	2006

Revenues
Water and related	$8,104,710	$7,786,454
Rentals	12,000	12,000
Pool and other	131,597	111,540

Total revenues	8,248,307	7,909,994

Cost of goods sold	1,732,078	1,589,024

Gross profit	6,516,229	6,320,970

Operating expenses
Salaries and related expenses	3,152,611	3,047,546
Administrative and general	1,579,282	1,564,295
Delivery	799,130	808,280
Advertising and promotions	202,392	246,707
Depreciation and amortization	446,537	473,665

Total operating expenses	6,179,952	6,140,493

Income (loss) from operations	336,277	180,477

Other income (expense)
Other income	92,300	—
Interest income	42,626	42,850
Interest expense	(297,599)	(246,517)

Total other expense	(162,673)	(203,667)

Income (loss) before income taxes	173,604	(23,190)

Income tax (expense) benefit
Current	(138,990)	(31,035)
Deferred	52,970	43,990

Total income tax (expense) benefit	(86,020)	12,955

Net income (loss) available to common shareholders	$87,584	$(10,235)

Basic weighted average common shares outstanding	3,006,088	2,995,495

Basic income per common share	$0.03	$(0.00)

Weighted average diluted number of shares outstanding	3,180,967	2,995,495

Weighted average diluted earnings per share	$0.03	$(0.00)

Statement of Changes in Stockholders’ Equity
For the Years Ended March 31, 2007 and 2006

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance — March 31, 2005	2,995,495	$2,995	$1,416,107	$167,233	$1,586,335

Net loss	—	—	—	(10,235)	(10,235)

Balance — March 31, 2006	2,995,495	2,995	1,416,107	156,998	1,576,100

Stock options exercised	9,000	9	20,728	—	20,737

Conversion of warrants to shares	11,038	11	(11)	—	—

Stock options issued to employees	—	—	50,149	—	50,149

Net income	—	—	—	87,584	87,584

Balance — March 31, 2007	3,015,533	$3,015	$1,486,973	$244,582	$1,734,570

Statements of Cash Flows

	For the Years Ended
	March 31,
	2007	2006
Cash flows from operating activities
Net income (loss)	$87,584	$(10,235)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	446,537	473,665
Deferred income taxes	(52,969)	(43,990)
Stock based compensation	50,149	—
Accrued interest on related party note receivable	(42,628)	(39,466)
Income taxes payable	—	31,035
Changes in assets and liabilities
Accounts receivable	(12,801)	(77,884)
Inventories	100,330	(56,044)
Prepaid expenses and other	(8,558)	27,159
Other assets	18,511	—
Deposits	(95,000)	2,085
Accounts payable	(34,431)	42,734
Accrued expenses	10,902	(4,059)
Income taxes	69,331	34,132
Customer deposits	(720)	10,356

Net cash provided by operating activities	536,237	389,488

Cash flows from investing activities
Purchases of property and equipment	(543,942)	(177,269)

Net cash used in investing activities	(543,942)	(177,269)

Cash flows from financing activities
Proceeds from exercise of stock options	20,737	—
Net proceeds from line of credit	50,000	6,150
Payments on line of credit	(356,150)	—
Proceeds from long-term debt	1,500,000	—
Payments on long-term debt	(685,681)	(170,513)

Net cash provided by (used in) financing activities	528,906	(164,363)

Net increase in cash	521,201	47,856

Cash — beginning of year	86,558	38,702

Cash — end of year	$607,759	$86,558

Supplemental disclosure of cash flow information
Cash paid during the year for interest was $297,599 (2007) and $246,517 (2006).
Cash paid during the year for income taxes was $34,250 (2007) and $31,035 (2006).

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

ELDORADO ARTESIAN SPRINGS, INC.
Stock Based Compensation
On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,”(“SFAS 123(R)”) which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R) to its valuation methods.
The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires recognition of expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to the date of adoption have not been restated to reflect, and do not include, the impact of SFAS 123(R). The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model. Stock-based compensation expense recognized under SFAS 123(R) for the twelve months ended March 31, 2007 was $50,149, which consisted of compensation expense related to employee stock options based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense related to employee stock options disclosed, but not recognized, in the financial statements for the twelve months ended March 31, 2006 was $127,518, before income tax benefit.
SFAS No. 123(R) requires companies to estimate the fair value of stock options on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Under the intrinsic value method, compensation expense for stock option grants issued to employees was recorded to the extent the fair market value of the stock on the date of grant exceeds the option price.
Prior to adoption of SFAS No. 123(R) on April 1, 2006, the Company followed SFAS No. 123 which allowed for the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), provided that pro forma results of operations were disclosed for those options granted under the fair value method. Accordingly, the Company accounted for stock options granted to employees and directors of the Company under the intrinsic value method. Had the Company reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors, net income and net income per common share would have been changed to the pro forma amounts indicated below:

For the Year Ended
March 31,
2006

Net loss — as reported	$(10,235)
Deduct: Total equity-based compensation expense determined under the fair value method, net of tax	$(127,518)
Net loss — pro forma	$(137,753)
Basic and diluted loss per common share — as reported	$(.00)
Basic and diluted loss per common share — pro forma	$(.05)

ELDORADO ARTESIAN SPRINGS, INC.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

For the Year Ended
March 31,
2006
Approximate risk free rate	4.2% - 4.4%
Average expected life	2.5 - 10 years
Dividend yield	0%
Volatility	80% - 84%
Estimated fair value of total options granted	$127,518
Basic and Diluted Earnings Per Common Share
The Company calculates net income per share under the provisions of Statement of Financial Accounting Standards No.128, Earnings Per Share (SFAS 128). Under SFAS No. 128, basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during the period.
Potentially dilutive common shares and outstanding warrants which have been exclude from the computation of diluted income per share as of March 31, 2007 and 2006 were 6,000 and 847,500 because their effect would have been antidilutive.

	2007	2006

Net income (loss)	$87,584	$(10,235)

Common shares outstanding:

Weighted average common shares outstanding — basic	3,006,088	2,995,495

Effect of dilution from stock options and warrants	174,879	—

Weighted average common shares outstanding — diluted	3,180,967	2,995,495

Net income (loss) per share, basic	$0.03	$(0.00)

Net income (loss) per share, diluted	0.03	(0.00)
Fair Value of Financial Instruments
The carrying amounts of financial instruments including cash, receivables, accounts payable and accrued expenses approximated fair value as of March 31, 2007, because of the relatively short maturity of these instruments.
The carrying amounts of notes receivable and long-term debt approximates fair value as of March 31, 2007 because interest rates on these instruments approximate market interest rates.
Revenue Recognition
Revenue is recognized on the sale of products as customer shipments are made. Returns are estimated and recorded at the time of sale. Rental revenue is recognized on a monthly basis upon commencement of the lease agreement.
Promotional Expense — Consideration to Vendors
In accordance with EITF 01-09, the Company recognizes certain promotional expense as a reduction in revenues. These costs included off invoice discounts to resellers and promotions for customers. Arrangements with vendors that are classified as an expense meet the requirements of EITF 01-09 because the benefit to the Company in return for a fee is separate from the purchase of the product.

ELDORADO ARTESIAN SPRINGS, INC.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expense for the years ended March 31, 2007 and 2006 were $202,392 and $246,707, respectively.
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
In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The pronouncement is applicable in cases when assets or liabilities are to be measured at fair value. It does not establish new circumstances in which fair value would be used to measure assets or liabilities. The provisions of SFAS No.157 are effective for the Company’s fiscal year commencing November 1, 2008. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.
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
On December 15, 2006 the Securities and Exchange Commission announced that it is has modified reporting requirements for smaller public companies under Section 404 of the Sarbanes-Oxley Act (SOX 404) of 2002. The Commission granted relief to smaller public companies by extending the date by which non-accelerated filers must start providing a report by management assessing the effectiveness of the company’s internal control over financial reporting. The compliance date for these companies was moved from fiscal years ending on or after July 15, 2007, to

ELDORADO ARTESIAN SPRINGS, INC.
fiscal years ending on or after December 15, 2007. The Commission also extended the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor’s attestation report on internal control over financial reporting in their annual reports. This deadline was moved to the first annual report for a fiscal year ending on or after December 15, 2008. The extension requires all non-accelerated filers to complete only the management’s portion of the internal control requirements in their first year of compliance with SOX 404. This modification is intended to provide cost savings and efficiency opportunities to smaller public companies and to assist them as they prepare to comply fully with SOX 404 reporting requirements. The extension will provide these issuers and their auditors an additional year to consider, and adapt to, the changes in Auditing Standard No. 2 that the Commission and the Public Company Accounting Oversight Board intend to make, as well as the guidance for management the Commission has issued, to improve the efficiency of the Section 404(b) auditor attestation report process.
Note 2 — Balance Sheet Disclosures
Accounts receivable consist of the following at March 31, 2007:

Accounts receivable
Accounts receivable	$922,681
Allowance for doubtful accounts	(80,000)

$842,681

Property, plant and equipment consist of the following at March 31, 2007:

Property, plant and equipment
Land	$1,000,263
Buildings and improvements	3,924,858
Machinery and equipment	4,241,390
Office furniture and fixtures	325,511

9,492,022
Less accumulated depreciation and amortization	(5,233,797)

$4,258,225

Water rights consist of the following at March 31, 2007:

Water rights	$179,500
Less accumulated amortization	(104,900)

$74,600

Other assets consist of the following at March 31, 2007:

Other assets
Customer lists, loan fees, and other	$223,612
Accumulated amortization	(97,801)

$125,811

Accrued expenses consist of the following at March 31, 2007:

Accrued expenses
Accrued payroll and taxes	$56,147
Accrued property taxes	161,355
Accrued sales taxes	25,716

$243,218

ELDORADO ARTESIAN SPRINGS, INC.
Note 3 — Sale of Real Estate
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company, Messrs. Larson and Sipple, for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% that has been recorded as notes receivable related party and includes $190,450 of accrued interest at March 31, 2007. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. The accumulated interest and outstanding principal are due upon maturity in August 2007. During the year ended March 31, 2003, the Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. During 2002, the Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note.
In July 2001, when the Company’s Board of Directors authorized the aforementioned real estate transactions, the Company also authorized the sale of certain real estate at the then fair value to Mr. Martin, another officer of the Company. Because of county land approval processes and associate delays, the officer’s option to purchase the real estate has been extended through September 26, 2007.
Note 4 — Line of Credit
The Company has a bank line of credit that provides for borrowings up to $500,000 subject to certain borrowing base requirements, requires monthly interest payments calculated at Prime plus 0.5% (8.75% at March 31, 2007) with all unpaid principal and interest due in August 2007. The line includes certain reporting and financial covenants and is cross-collateralized by accounts receivable, inventory and defined real property and guaranteed by three stockholders and officers of the Company. There was not an outstanding balance on the line at March 31, 2007.
Note 5 — Long-Term Debt
Long-term debt is as follows at March 31, 2007

Note payable to a bank with interest at .75% over Prime (9% at March 31, 2007). The note calls for monthly principal and interest payments of $11,604 and matures August 2026. Collateralized by a second deed of trust on the building and land purchased with the proceeds and guaranteed by the Small Business Administration and three stockholders and officers of the Company. The note is subject to certain restrictive covenants.	$1,265,374

Note payable to a bank with interest at .75% over Prime (9% at March 31, 2007). The note calls for monthly principal and interest payments of $11,293 and matures August 2026. Collateralized by the building and land purchased with the proceeds and guaranteed by three stockholders and officers of the Company. The note is subject to certain restrictive covenants.	1,266,149

Note payable to a bank with interest fixed at 7.75% until February 2012, at which time the balance of the note is due. The note calls for monthly principal and interest payments of $11,439 with all unpaid principal and interest due February 2012. Cross-collateralized by substantially all assets of the Company and guaranteed by three stockholders and officers of the Company.	1,497,603

4,029,126
Less current portion	(84,793)

$3,944,333

ELDORADO ARTESIAN SPRINGS, INC.
Maturities of long-term obligations are as follows:

Year Ending March 31,

2008	$84,793
2009	78,078
2010	88,158
2011	99,160
2012	1,419,181
Thereafter	2,259,756

$4,029,126

Note 6 — Income Taxes
The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that are not expected to be realized based on available evidence. The Company expects future taxable income and, therefore, believes it will recognize future benefits related to its deferred tax asset. The net current and long-term deferred tax assets and liabilities in the accompanying balance sheet include the following at March 31, 2007:

Current deferred tax asset	$29,648
Current deferred tax liability	—

Net current deferred tax asset	$29,648

Long-term deferred tax asset	$4,584
Long-term deferred tax liability	(101,222)

Net long-term deferred tax liability	$(96,638)

Temporary differences giving rise to the net deferred tax liability are as follows at March 31, 2007:

Allowance for doubtful accounts	$29,648
Property and equipment	(85,488)
Other assets	4,584
Deferred gain	(15,734)

$(66,990)

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income compared to the income tax (expense) benefit in the statements of income:

	For the Years Ended
	March 31,
	2007	2006

Federal income taxes computed at statutory rate	$(59,025)	$7,884
State income taxes and other	(5,305)	5,071
Stock based compensation associated with issuance of warrants	(18,585)	—
Other	(3,105)	—

	$(86,020)	$12,955

ELDORADO ARTESIAN SPRINGS, INC.
Note 7 — Commitments
Operating Leases
The Company leases delivery trucks, vehicles, equipment and property under non-cancelable operating leases. Rent expense for these leases was $472,483 and $564,824 for the years ended March 31, 2007 and 2006, respectively.
Future minimum lease payments under these leases are approximately as follows:

Year Ending March 31,

2008	$317,353
2009	245,349
2010	191,097
2011	103,113
2012	23,431

$880,343

Management Consulting and Finders Agreement
On January 4, 2005, the Company entered into a Management Consulting and Finders Agreement with Capital Merchant Bank, LLC (“Capital Merchant Bank”). Under the terms of the Management Consulting and Finders Agreement, Capital Merchant Bank agreed to provide certain consulting services to assist the Company in its business development efforts. Pursuant to the terms of the Agreement, the Company has made an initial payment of $25,000 to Capital Merchant Bank, and was obligated to pay an additional $175,000 upon completion of a qualified financing. Thereafter, the Company was obligated to pay to Capital Merchant Bank a fee of $200,000 every six months, unless the Agreement was terminated by either party upon 60 days’ written notice or expired by its terms. As part of the Agreement, the Company also agreed to issue warrants to Capital Merchant Bank, LLC as described in Note 9. The Agreement expired on its stated termination date of January 4, 2007.
Note 8 — Contingency
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

ELDORADO ARTESIAN SPRINGS, INC.
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
The following table presents the activity for options outstanding:

		Weighted
		Average
	Stock	Exercise
	Options	Price

Outstanding — March 31, 2005	391,500	2.69
Granted	122,000	2.57
Forfeited/canceled	(16,000)	2.23
Exercised	—	—

Outstanding — March 31, 2006	497,500	2.67
Granted	72,500	2.99
Forfeited/canceled	(12,000)	2.39
Exercised	(9,000)	2.30

Outstanding — March 31, 2007	549,000	$2.73

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Price*	Life*	Number	Price*

1.75	24,000	1.75	6.7	24,000	1.75
2.00	17,000	2.00	6.4	17,000	2.00
2.75	432,500	2.75	1.1	432,500	2.75
2.85	50,000	2.85	4.8	—	2.85
3.30	18,500	3.30	9.1	18,500	3.30
3.88	3,500	3.88	3.1	3,500	3.88
4.25	3,500	4.25	2.1	3,500	4.25

Total — March 31, 2007	549,000	$2.73	1.8	499,000	$2.72

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, in years, respectively.

ELDORADO ARTESIAN SPRINGS, INC.
Valuation and Expense Information under SFAS 123(R)
The fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions including vesting provision and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimate are based on historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the twelve months ended March 31, 2007 using the Black-Scholes pricing model:

For the Year Ended
March 31,
2007

Approximate risk free rate	4.65% - 5.15%
Average expected life	5 - 10 years
Dividend yield	0%
Volatility	88.85%
Estimated fair value of total options granted	$128,446
Warrants
In connection with a consultant agreement entered into in January 2005, as described in Note 7, the Company issued warrants to purchase 1,000,000 shares of common stock at $3.00 per share. The warrant was immediately exercisable for up to 350,000 shares and was to become exercisable for up to an additional 350,000 shares upon completion by the Company of a qualified financing, and up to an additional 300,000 shares upon the six month anniversary of such qualified financing, unless the agreement was sooner terminated. The warrants have an expiration of January 2008. Consulting expense was calculated on the 350,000 vested warrants and determined to have a value of $431,451 based upon the Black-Scholes option pricing model using the following assumptions: risk free rate 3.38%, 3 year term, no dividend yield and volatility of 120.62%. This amount was recognized as an expense during the year ended March 31, 2005. The agreement with Capital Merchant Bank expired on its stated termination date of Januray 4, 2007 and the 650,000 unvested warrants were forfeited on such date.
On December 18, 2006, the Company issued 11,038 shares of its common stock to one individual pursuant to the cashless exercise of a warrant to purchase 50,000 shares of common stock at $3.00 per share.
Note 10 — Employee Benefit Plan
The Company has adopted a 401(k) profit sharing plan for its employees. Employees become eligible to participate in the plan once they have completed one year of service and have reached 21 years of age. Contributions by the Company and employees vest immediately. The Company matches 100% of employee’s contributions up to 3% of the employee’s gross pay. The Company matched approximately $50,000 for the year ended March 31, 2007 and $48,000 for the year ended March 31, 2006. No discretionary profit sharing contributions were approved by the Board of Directors for the years ended March 31, 2007 and 2006.
Note 11 — Subsequent Events
Subsequent to year-end, the Company granted options to purchase 23,500 shares of the Company’s common stock at an exercise price of $3.50 (fair market value at the date of grant) to employees of the Company. All options were fully vested at the date of grant.
On May 9, 2007, the Company purchased three and one-half (3 1/2) shares of the capital stock, either common or preferred, of the Farmers Reservoir and Irrigation Company Marshall Lake Division (“Shares”) for the purchase price, including broker commission, of $87,500.

ELDORADO ARTESIAN SPRINGS, INC.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 8A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the conclusion of the period ended March 31, 2007, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Control deficiencies have been identified by management in consultation with Ehrhardt, Keefe, Steiner & Hottman, PC, the Company’s independent auditors. Certain matters involving internal control deficiencies considered to be a material weakness have been reported to the board of directors. The material weaknesses relate to a lack of technical expertise as it related to complex accounting matters associated with the issuance of warrants and the impact on deferred income taxes. The Company will consult with experts in these matters to avoid any issues that may arise in this area in the future.
(b) Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that materially affected, or were reasonably likely to materially affect the Company’s internal control over financial reporting.
ITEM 8B. OTHER INFORMATION
None.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
The following table sets forth information with respect to directors, executive officers, and significant employees of the Company.

			Tenure as Officer
Name	Age	Position(s)	or Director

Douglas A. Larson	52	President and Director	1986 to present

Kevin M. Sipple	51	Vice President of Operations, Corporate Secretary and Director	1986 to present

Jeremy S. Martin	52	Vice President of Marketing and Director	1986 to present

Robert E. Weidler	62	Vice President of Production	1998 to present

Cathleen M. Shoenfeld	38	Chief Financial Officer	1998 to present

Kate Janssen	35	Vice President of Sales and Customer Service	2002 to present

George J. Schmitt	75	Director	1998 to present

J. Ross Colbert	52	Director	2007 to present

ELDORADO ARTESIAN SPRINGS, INC.
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
Kate Janssen joined Eldorado in 1995 and has served as Director of Sales and Service. Currently, Mrs. Janssen is Vice President in charge of Sales & Customer Service and her responsibilities include management of the sales and service sectors of the business, including HOD, filtration, coffee, and the wholesale product divisions. Mrs. Janssen holds a Bachelor of Fine Arts Degree from the University of Colorado.
George J. Schmitt has been a director of Eldorado since December 1998. From 1968 to 1996, Mr. Schmitt was CEO and President of Hinckley & Schmitt Bottled Water Group. Mr. Schmitt was a founding member of the American Bottled Water Association, now called the International Bottled Water Association, in 1959 and was inducted into the Industry Hall of Fame in 1991. Mr. Schmitt is a director of Eureka Bottled Water Co. and National Fuel Corporation. Mr. Schmitt holds a Bachelor of Arts degree from Dartmouth College.
J. Ross Colbert became a director of Eldorado in February 2007. Mr. Colbert is Managing Director and Chief Operating Officer of BMC/Haas Financial, a division of Beverage Marketing Corporation of New York, and has 22 years of beverage industry experience. Mr. Colbert has completed more than 60 transactions across numerous industry segments including soft drinks, bottled water, juice, beer, contract packaging, equipment suppliers and packing companies. He has advised several of the largest national and global beverage companies such as Nestle, Cadbury Schwepps, Heineken and PepsiCo, as well as many privately-owned, middle market companies in the industry. Mr. Colbert has also worked closely with leading private equity funds and financial institutions in structuring beverage industry acquisitions and divestitures. Mr. Colbert graduated from the University of Hawaii and completed the Executive Program of the Wharton School of Business of the University of Pennsylvania. He received an MBA from the University of New Haven.
Family Relationships
There are currently no family relationships among any of our directors or executive officers.

ELDORADO ARTESIAN SPRINGS, INC.
Board of Directors
Directors are elected by the shareholders at the annual meeting of shareholders and serve until their successors are duly elected and qualified. Officers are appointed by and serve at the discretion of the Board of Directors.
Board Committees
There are currently no committees of the Board of Directors.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and beneficial owners of more than 10% of the Company’s outstanding common stock (collectively, “Insiders”) to file reports with the SEC disclosing direct and indirect ownership of the Company’s common stock and changes in such ownership. The rules of the SEC require Insiders to provide the Company with copies of all Section 16(a) reports filed with the SEC. Based solely upon a review of copies of Section 16(a) reports received, the Company believes Insiders have complied with all Section 16(a) filing requirements during the year ended March 31, 2007 except that J. Ross Colbert, a director, filed a late Form 3 to report his initial beneficial ownership and a late Form 4 to report the grant of 50,000 options to purchase common stock. Additionally, (i) Douglas Larson, Kevin Sipple, Jeremy Martin, Cathleen Shoenfeld, Robert Weidler, Kate Janssen and George Schmitt filed late Form 3s to report their initial beneficial ownership; (ii) George Schmitt filed a late Form 4 to report two grants of 100,000 options to purchase common stock; and (iii) Douglas Larson filed a late Form 4 to report the grant of 20,000 options to purchase common stock which were granted to his wife and over which he is deemed to have indirect beneficial ownership.
Code of Ethics
The Board of Directors has adopted a code of ethics to provide guidance on maintaining the Company’s commitment to being honest and ethical in its business endeavors. The code of ethics applies to the Company’s directors, executive officers and employees and covers a wide range of business practices, procedures and basic principles regarding corporate and personal conduct. The Company undertakes to provide without charge, upon request, a copy of the code of ethics. A request for the code of ethics can be made in writing to the Company’s Chief Financial Officer, Eldorado Artesian Springs, Inc., 1783 Dogwood Street, Louisville, CO 80027.
ITEM 10. EXECUTIVE COMPENSATION
Summary Compensation
The following table sets forth the total compensation earned during the fiscal year ended March 31, 2007 by (i) Eldorado’s principal executive officer; (ii) our two most highly compensated executive officers, other than our principal executive officer, as of March 31, 2007; and (iii) those two individuals, if any, who would have otherwise been in included in item (ii) above but for the fact that they were not serving as an executive of ours as of March 31, 2007 (the individuals falling within categories (i), (ii) and (iii) are collectively referred to as the “Named Executive Officers”).

Summary Compensation Table
						Non-Equity	Nonqualified	All Other
Name and				Stock	Options	Incentive Plan	Deferred	Compensation
Principal	Fiscal		Bonus	Awards	Awards	Compensation	Compensation	Compensation
Position	Year	Salary ($)	($)	($)(1)	($)(1)	($)	Earnings ($)	($) (2)		Total ($)
Douglas A. Larson, President	2007	$120,235	—	—	—	—	—	$11,073	(3)	$131,308

Kevin Sipple, Vice President of Operations	2007	$120,235	—	—	—	—	—	$10,244	(4)	$130,479

Jeremy Martin, Vice President of Marketing	2007	$120,451	—	—	—	—	—	$11,549	(5)	$132,000

(1)
Amounts reported reflect the dollar amount required to be recognized for financial statement reporting purposes in fiscal 2007 for awards granted in and prior to fiscal 2007, calculated in accordance with SFAS No. 123R. As indicated in the table, no amounts were required to be recognized in accordance with SFAS No. 123R.

ELDORADO ARTESIAN SPRINGS, INC.

(2)
Includes all other compensation not reported in the preceding columns, including perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000. Does not include certain fringe benefits made available on a nondiscriminatory basis to all our employees, such as group health insurance, vacation and sick leave, 3% matching contributions to the Company’s 401(k) plan, no-cost Eldorado water and related products, and Eldorado resort/swimming pool admission.

(3)	Includes amounts paid by the Company for vehicle lease, insurance and gas.

(4)	Includes amounts paid by the Company for vehicle lease, insurance and gas.

(5)	Includes amounts paid by the Company for vehicle lease, insurance and gas.
Outstanding Equity Awards at Fiscal Year-End
As of March 31, 2007, the Company’s Named Executive Officers did not beneficially own any options or stock awards of the Company.
Compensation of Directors
Each non-employee director receives compensation totaling $1,000 for each meeting of the Board he attends in person or by qualified electronic means. In addition, if the Board of Directors forms any Board committees in the future, it is anticipated that each outside director will receive $500 for each committee meeting he attends in person or by electronic means. Directors are also reimbursed for out-of pocket travel and other expenses incurred in attending Board and/or committee meetings. In addition, non-employee directors may be engaged by the Company to perform consulting services from time to time and receive compensation for such services as negotiated with the Company. The table below provides additional information with respect to compensation paid to the Company’s non-employee directors during fiscal 2007.
Director Compensation Table
The following table sets forth certain information regarding compensation earned by or awarded to each non-employee director who served on our Board of Directors in fiscal 2007:

	Fee Earned or			Other
	Paid in Cash	Stock Awards	Option Awards	Compensation	Total
Name(1)	($)(2)	($)(3)	($)(3)	($)(4)	($)
George J. Schmitt (5)	$15,500	—	—	—	$15,500
Ross Colbert (6)	$2,500	—	—	—	$2,500

(1)
Douglas A. Larson, our Chief Executive Officer and President, Kevin M. Sipple, our Vice President of Operations and Corporate Secretary, and Jeremy S. Martin, our Vice President of Marketing, are not included in this table as they are employees and thus receive no compensation for their services as directors. The compensation received by Messrs. Larson, Sipple and Martin as employees is shown in the summary compensation table above.

(2)
Includes fees paid to the listed director for consulting services provided to the Company. During fiscal 2007, Mr. Schmitt received $13,500 for consulting services and Mr. Colbert received $2,500 for consulting services. The services provided by the directors included consulting and project support.

(3)
Amounts reported reflect the dollar amount required to be recognized for financial statement reporting purposes in fiscal 2007 for awards granted in and prior to fiscal 2007, calculated in accordance with SFAS No. 123R. As indicated in the table, no amounts were required to be recognized in accordance with SFAS No. 123R. On February 8, 2007, the Company issued 50,000 options to Mr. Colbert, at an exercise price of $2.85. The options vest 12,500 shares per year beginning on February 8, 2008 and fully vesting on February 8, 2011. The options will expire on February 8, 2012.

(4)
Includes all other compensation not reported in the preceding columns. Does not include certain fringe benefits made available on a nondiscriminatory basis to all our employees and directors, such as no-cost Eldorado water and related products, and Eldorado resort/swimming pool admission.

(5)	As of March 31, 2007, Mr. Schmitt had 100,000 options and no stock awards outstanding.

(6)	As of March 31, 2007, Mr. Colbert had 50,000 options of which none are vested and no stock awards outstanding.

ELDORADO ARTESIAN SPRINGS, INC.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table, together with the accompanying footnotes, sets forth information as of June 26, 2007, regarding stock ownership of all persons known by Eldorado to own beneficially more than 5% of Eldorado’s outstanding common stock, Named Executives, all directors, and all directors and officers of Eldorado as a group.
Unless indicated below, the address of each of the principal shareholders is c/o Eldorado Artesian Springs, Inc., 1783 Dogwood Street, Louisville, Colorado 80327.

	Shares
	Beneficially		Percentage
Name and Address	Owned(1)		of Class

Beneficial Owners of More than 5%:
None

Directors and Named Executive Officers:
Douglas A. Larson	757,005	(2)	20.3%

Kevin M. Sipple	763,674	(3)	20.4%

Jeremy S. Martin	771,060		20.6%

George J. Schmitt	100,000	(4)	2.7%

J. Ross Colbert	—		—

All Officers and Directors as a Group (8 persons)	2,691,739	(5)	72.0%

*	Less than 1%

(1)
A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from June 26, 2007 upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this report have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. All percentages are determined based on the number of all shares, including those underlying options exercisable within 60 days from the filing of this report held by the named individual, divided by 3,016,553 outstanding shares on June 26, 2007 plus those shares underlying options exercisable within 60 days from the filing of this report held by the named individual or the group.

(2)
Includes 20,000 shares that Mr. Larson’s wife has the right to acquire within 60 days of June 26, 2007 pursuant to the exercise of options. As of June 26, 2007, Mr. Larson has pledged as security 250,000 shares of common stock.

(3)	As of June 26, 2007, Mr. Sipple has pledged as security 250,000 shares of common stock.

(4)	Includes 100,000 shares that Mr. Schmitt has the right to acquire within 60 days of June 26, 2007 pursuant to the exercise of options.

(5)
Includes an aggregate of 420,000 shares which directors and executive officers as a group have the right to acquire within 60 days of June 26, 2007 pursuant to the exercise of options, including 100,000 options held by Cathleen Shoenfeld, Chief Financial Officer, 100,000 options held by Robert Weidler, Vice President of Production, 100,000 options held by George Schmitt, director, 100,000 options held by Kate Janssen, Vice President of Sales and Customer Service, and 20,000 options held by Mr. Larson’s spouse as set forth in footnote (2) above.

ELDORADO ARTESIAN SPRINGS, INC.
Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes the (i) options granted under the Eldorado 1997 Stock Option Plan and (ii) warrants granted outside the Eldorado 1997 Stock Option Plan, as of March 31, 2007.

			Number of securities
			remaining available for future
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding option,	(excluding securities reflected
Plan category	warrants and rights (a)	warrants and rights (b)	in column (a)) (c)

Equity compensation plans approved by shareholders[1]	549,00	$2.73	326,000

Equity compensation plans not approved by shareholders [2]	300,000	$3.00	—

Total	849,000	$2.82	326,000

(1)	Represents shares authorized for issuance under the Eldorado 1997 Stock Option Plan.

(2)	Equity compensation plans not approved by shareholders includes warrants granted in connection with a consulting agreement related to business development.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Related Party Transactions
Real Estate Transaction
In August 2001, the Company entered into an agreement to sell certain parcels of real estate to Messrs. Larson and Sipple for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% due annually that has been recorded as notes receivable related party. The accumulated interest and outstanding principal are due upon maturity in August 2007. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. During the year ended March 31, 2003, the Company’s Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. The note receivables include $190,400 of accrued interest at March 31, 2007.
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
Consulting Agreement
On January 4, 2005, the Company entered into a Management Consulting and Finders Agreement with Capital Merchant Bank, LLC. Under the terms of the Management Consulting and Finders Agreement, Capital Merchant Bank agreed to provide certain consulting services to assist the Company in its business development efforts. Pursuant to the terms of the agreement, the Company made an initial payment of $25,000 to Capital Merchant Bank, and was obligated to pay an additional $175,000 upon completion of a qualified financing. Thereafter, the Company was obligated to pay to Capital Merchant Bank a fee of $200,000 every six months, unless the agreement was terminated by either party upon 60 days’ written notice or expired by its terms. The agreement expired on its stated termination date of January 4, 2007.
In connection with the agreement, the Company issued to Capital Merchant Bank a warrant to purchase up to 1,000,000 shares of the Company’s common stock for an exercise price of $3.00 per share, expiring on January 4, 2008. The warrant was immediately exercisable for up to 350,000 shares, and was to become exercisable for up to an additional 350,000 shares upon completion by the Company of a qualified financing, and up to an additional 300,000 shares upon the six month anniversary of such qualified financing, unless the agreement was sooner terminated. As noted above, the agreement with Capital Merchant Bank expired on its stated termination date of January 4, 2007 and the 650,000 unvested warrants were forfeited on such date.

ELDORADO ARTESIAN SPRINGS, INC.
Director Independence
The Board of Directors has determined that Mr. Schmitt and Mr. Colbert are independent directors as that term is defined under Nasdaq Marketplace Rule 4200(a)(15).
ITEM 13. EXHIBITS
Certain of the following exhibits were filed as Exhibits to previous filings by the Company under the Securities Act of 1933, as amended, or reports filed under the Securities and Exchange Act of 1934, as amended, and are hereby incorporated by reference.

Exhibit
No.	Description	Location

3.1	Articles of Incorporation and Bylaws	Incorporated by reference to Exhibit 3 to the Registration Statement (No. 33-6738-D)

3.2.	Amended Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 1998

3.3	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to Eldorado’s Form SB-2/A (Registration Statement No. 333-68553) filed with the Securities and Exchange Commission on November 21, 2000

3.4	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to Eldorado’s Form SB-2/A (Registration Statement No. 333-68553) filed with the Securities and Exchange Commission on July 2, 1999

10.1*	1997 Stock Option Plan	Incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-68553

10.2	Promissory Note with First National Bank of Boulder County dated June 27, 1997	Incorporated by reference to Exhibit 10.2 to Registration Statement No. 333-68553

10.3	Deed of Trust dated June 27, 1997	Incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-68553

10.4	Small Business Administration Note — U.S. Bank, August 21, 2001	Incorporated by reference to Exhibit 10.4 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.5	U.S. Bank, August 21, 2001 Deed of Trust	Incorporated by reference to Exhibit 10.5 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.6	U.S. Small Business Administration Note — Bank of West August 21, 2001	Incorporated by reference to Exhibit 10.6 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.7	Bank of West, August 21, 2001, Deed of Trust	Incorporated by reference to Exhibit 10.7 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.8	Contract to Buy and Sell Real Estate (Commercial)	Incorporated by reference to Exhibit 10.1 to Eldorado’s Form 10-QSB for the quarter ended September 30, 2001

ELDORADO ARTESIAN SPRINGS, INC.

10.9	Contract to Buy and Sell Real Estate (Residential)	Incorporated by reference to Exhibit 10.2 to Eldorado’s Form 10-QSB for the quarter ended September 30, 2001

10.10	Contract to Buy and Sell Real Estate (Residential)	Incorporated by reference to Exhibit 10.3 to Eldorado’s Form 10-QSB for the quarter ended September 30, 2001

10.11	Note receivable — Doug Larson	Incorporated by reference to Exhibit 10.8 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.12	Doug Larson — Pledge agreement	Incorporated by reference to Exhibit 10.9 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.13	Note receivable — Kevin Sipple	Incorporated by reference to Exhibit 10.10 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.14	Kevin Sipple — Pledge agreement	Incorporated by reference to Exhibit 10.11 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.15	Management Consulting and Finders Agreement, dated as of January 4, 2005, by and between the Company and Capital Merchant Bank, LLC	Incorporated by reference to Exhibit 10.1 to Eldorado’s Form 8-K filed with the Securities and Exchange Commission on January 11, 2005

10.16	Warrant to Purchase Shares of Common Stock, dated January 4, 2005	Incorporated by reference to Exhibit 10.2 to Eldorado’s Form 8-K filed with the Securities and Exchange Commission on January 11, 2005

10.17	Water Lease Agreement with Denver Wells, LLC dated August 31, 2006	Incorporate by reference to Exhibit 10.14 to Eldorado’s Form 8-K filed with the Securities and Exchange Commission on October 4, 2006

10.18	Commercial Loan Agreement with American National Bank dated February 20, 2007	Filed herewith

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Management contract or compensatory plan

ELDORADO ARTESIAN SPRINGS, INC.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table shows the aggregate fees billed to us for professional services by the Company’s principal independent registered public accounting firm, Ehrhardt Keefe Steiner & Hottman PC, for the fiscal years 2007 and 2006, respectively:

	Fiscal 2007	Fiscal 2006
Audit Fees(1)	$60,000	$45,000
Audit-Related fees	—	—
Tax Fees(2)	3,600	3,600
All Other Fees	—	—

Total Fees	$63,600	$48,600

(1)
Includes fees for the Company’s annual audits and reviews of the Company’s quarterly financial statements or services that are normally provided by the accountant in connection with statutory or regulatory filings or engagements.

(2)	Includes fees for tax preparation services.

ELDORADO ARTESIAN SPRINGS, INC.
SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELDORADO ARTESIAN SPRINGS, INC.
By:	/s/ Douglas A. Larson
Douglas A. Larson,
President (Principal Executive Officer)

Dated: June 26, 2007
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ Douglas A. Larson Douglas A. Larson, President and Director	June 26, 2007
/s/ Kevin M. Sipple Kevin M. Sipple, Vice-President, Secretary and Director	June 26, 2007
/s/ Cathleen Shoenfeld Cathleen Shoenfeld, Chief Financial Officer, Chief Accounting Officer (Principal Financial and Accounting Officer)	June 26, 2007
/s/ Jeremy S. Martin Jeremy S. Martin, Vice-President and Director	June 26, 2007
/s/ George J. Schmitt George J. Schmitt, Director	June 26, 2007
/s/ J. Ross Colbert J. Ross Colbert, Director	June 26, 2007

ELDORADO ARTESIAN SPRINGS, INC.
EXHIBIT INDEX

Exhibit No.	Description

10.18	Commercial Loan Agreement with American National Bank dated February 20, 2007

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002