Form 10QSB
period 2007-06-30
ELDORADO ARTESIAN SPRINGS INC
filed 2007-08-14
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to _____________
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
Yes ☐       No ☑
Number of shares of common stock, par value $.001 per share, outstanding at the latest practicable date, August 10, 2007: 6,208,926.
Transitional Small Business Disclosure Format (Check one):
Yes ☐       No ☑

ELDORADO ARTESIAN SPRINGS, INC.
INDEX

Page

Part I — Financial Information

Item 1 — Financial Statements

Balance Sheets as of June 30, 2007 (Unaudited) and March 31, 2007	3

Unaudited Statements of Operations for the Three Months Ended June 30, 2007 and June 30, 2006	4

Unaudited Statement of Changes in Stockholders’ Equity for the Three Months Ended June 30, 2007	5

Unaudited Statements of Cash Flows for the Three Months Ended June 30, 2007 and June 30, 2006	6

Notes to Unaudited Financial Statements	7

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3 — Controls and Procedures	18

Part II — Other Information	19

Signatures and Exhibit Index	20

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

ELDORADO ARTESIAN SPRINGS, INC.
Balance Sheets

	June 30,	March 31,
	2007	2007
	(Unaudited)
Assets
Current assets
Cash	$474,731	$607,759
Accounts receivable
Trade, net of allowance of $80,000	942,940	842,681
Inventories	236,201	196,447
Prepaid expenses and other	74,653	74,481
Deferred tax asset	29,648	29,648

Total current assets	1,758,173	1,751,016

Non-current assets
Property, plant and equipment — net	4,211,828	4,258,224
Notes receivable — related party	601,588	590,450
Water rights — net	160,843	74,600
Deposits	104,004	109,004
Other — net	121,282	125,811

Total non-current assets	5,199,545	5,158,089

Total	$6,957,718	$6,909,105

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$414,154	$254,059
Accrued expenses	232,696	243,218
Customer deposits	104,458	93,584
Income taxes payable	616	100,366
Current portion of long-term debt	73,350	84,793

Total current liabilities	825,274	776,020

Non-current liabilities

Long-term debt, less current portion	3,937,040	3,944,333
Deferred tax liability	90,638	96,638
Deferred gain on the sale of real estate	357,544	357,544

Total non-current liabilities	4,385,222	4,398,515

Total liabilities	5,210,496	5,174,535

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,033,066 (2007) and 6,031,066 (2006) issued and outstanding	6,033	6,031
Additional paid-in capital	1,545,623	1,483,957
Retained earnings	195,566	244,582

	1,747,222	1,734,570

Total	$6,957,718	$6,909,105

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Operations

	For the Three Months Ended
	June 30,
	2007	2006

Revenues
Water and related	$2,118,823	$2,164,914
Rentals	3,000	3,000
Pool and other	43,203	44,962

Total revenues	2,165,026	2,212,876

Cost of goods sold	446,247	492,812

Gross profit	1,718,779	1,720,064

Operating expenses
Salaries and related expenses	899,781	801,618
Administrative and general	429,941	423,765
Delivery	199,971	201,608
Advertising and promotions	70,089	66,729
Depreciation and amortization	104,321	112,160

Total operating expenses	1,704,103	1,605,880

Income from operations	14,676	114,184

Other income (expense)
Interest income	15,227	10,336
Interest expense	(84,919)	(68,299)

Total other expense	(69,692)	(57,963)

(Loss) income before income taxes	(55,016)	56,221

Income tax benefit (expense)	6,000	(37,000)

Net (loss) income available to common shareholders	$(49,016)	$19,221

Basic weighted average common shares outstanding	6,032,670	5,990,990

Basic loss per common share	$(0.01)	$0.00

Weighted average diluted number of shares outstanding	6,032,670	6,057,580

Weighted average diluted loss per share	$(0.01)	$0.00

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statement of Changes in Stockholders’ Equity
For the Three Months Ended June 30, 2007

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance — March 31, 2007	6,031,066	$6,031	$1,483,957	$244,582	$1,734,570

Stock options exercised	2,000	2	1,748	—	1,750

Stock options issued to employees and director	—	—	59,918	—	59,918

Net loss	—	—	—	(49,016)	(49,016)

Balance — June 30, 2007	6,033,066	$6,033	$1,545,623	$195,566	$1,747,222

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Cash Flows

	Three Months Ended
	June 30,
	2007	2006
Cash flows from operating activities
Net (loss) income	$(49,016)	$19,221

Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	104,321	112,160
Deferred income tax (benefit) expense	(6,000)	37,000
Stock based compensation	59,918	50,149
Accrued interest on related party note receivable	(11,138)	(10,338)
Income tax payable	(99,750)	(31,035)
Changes in certain assets and liabilities
Accounts receivable	(100,259)	(100,033)
Inventories	(39,754)	73,406
Prepaid expenses and other	(169)	9,217
Deposits	5,000	—
Accounts payable	160,095	108,086
Accrued expenses	(10,522)	(21,747)
Customer deposits	10,874	105

Net cash provided by operating activities	23,600	246,191

Cash flows from investing activities
Purchase of water rights	(87,500)	—
Purchases of property and equipment	(52,141)	(57,555)

Net cash flows used in investing activities	(139,641)	(57,555)

Cash flows from financing activities
Payments on long-term obligations	(18,737)	(34,031)
Proceeds from exercise of stock options	1,750	20,737

Net cash flows used in financing activities	(16,987)	(13,294)

Net (decrease) increase in cash	(133,028)	175,342

Cash — beginning of period	607,759	86,558

Cash — end of period	$474,731	$261,900

Supplemental disclosures of cash flow information:
Cash paid for interest for the three months ended June 30, 2007 and June 30, 2006 was $84,919 and $68,299 respectively.
Cash paid for income taxes for the three months ended June 30, 2007 and June 30, 2006 was $99,750 and $31,035, respectively.
See notes to the financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Notes to Unaudited Financial Statements
Note 1 — Summary of Significant Accounting Policies
Interim Unaudited Financial Statements
The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended June 30, 2007 and 2006 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant’s annual report on Form 10-KSB. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended March 31, 2007.
Note 2 — Stockholders’ Equity
Stock Dividend
On July 13, 2007, the Board of the Company approved the distribution of a 100% stock dividend on the Company’s common stock. The Company’s shareholders of record at the close of business on August 8, 2007 will receive one additional share for every share of common stock held on that date. The Company intends to distribute the dividend shares on August 22, 2007. As of the date of record for the stock split the share and per share data in the accompanying financial statements has been adjusted to reflect the effects of this stock dividend.
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
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires recognition of expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2007 was $59,918.

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
The Company maintains a stock option plan that provides for the grant of incentive stock options and non-incentive stock options. The plan provides that incentive stock options be granted with exercise prices not less than the fair value at the date of the grant. Options granted through June 30, 2007 generally vest immediately and expire ten years from the date of grant. At June 30, 2007, there were 509,500 shares that were fully vested and 559,500 shares that were issued and outstanding. There were 315,500 shares available for future issuance under this plan.
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
On February 2, 2007, the Company granted 50,000 options to one of its directors at fair value. These options vest over 4 years and expire in 5 years. These options were determine to have a value of $78,297 based on the Black-Scholes option-pricing model and an estimated forfeiture rate of 23%. The value of the option will be expensed over the term of the vesting schedule. For the three months ended June 30, 2007, $4,893 was recorded as compensation expense. $73,404 remains to be expensed over the remaining vesting period. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three months ended June 30, 2007 using the Black-Scholes pricing model:

Three Months Ended
June 30, 2007
Risk Free Interest Rate	4.65%
Expected life (years)	5
Expected dividend yield	0%
Annualized volatility	88.5%
Estimated fair value of options granted	$2.03 per share
On May 1, 2007, the Company granted 23,500 options to its employees at fair value. These options vest immediately and expire in 10 years. These options were determined to have a value of $55,025 based upon the Black-Scholes option-pricing model and an estimated forfeiture rate of 23%. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three months ended June 30, 2007 using the Black-Scholes pricing model:

Three Months Ended
June 30, 2007
Risk Free Interest Rate	4.65%
Expected life (years)	10
Expected dividend yield	0%
Annualized volatility	87.5%
Estimated fair value of options granted	$3.06 per share
Note 3 — Related Party Transactions
In August 2001, the Company entered into an agreement to sell certain parcels of real estate to Messrs. Larson and Sipple for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60-month carry back financing of $400,000 with interest at 7.5% due annually that has been recorded as notes receivable related party. The accumulated interest and outstanding principal are due upon maturity in August 2007. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. During the year ended March 31, 2003, the Company’s Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. The note receivables include $201,588 of accrued interest at June 30, 2007.
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
On August 31, 2006, the Company entered into a Water Lease Agreement with Denver Wells, LLC, a Colorado limited liability company. Under the terms of the agreement, Eldorado is leasing 100-acre feet annually of nontributary ground water from Denver Wells, LLC for an initial term of two (2) years that commenced on August 31, 2006. The cost of the lease is $60,000 in year one and $65,000 in year two. Denver Wells, LLC also agreed to lease to the Company up to 200 additional acre feet of water per year, if needed, for an additional $600 per acre foot in year one and $650 per acre foot in year two. The Company also has the option to purchase 300-acre feet per year of water from the existing and operating well or wells under the terms of the agreement. If the Company exercises its purchase option, the purchase price will be $10,000 per acre-foot if purchased before December 31, 2006. The purchase price increases by .5% in each month thereafter. With the execution of the lease, the Company paid a $90,000 earnest money deposit. The deposit is nonrefundable unless Denver Wells, LLC is unable to obtain a change in the use of the water adjudicated to include augmentation. In the event that the Company executes the option to purchase the water, the deposit will be applied to the purchase price. The first lease payment was made on September 29, 2006.

On May 9, 2007, the Company purchased three and one-half (3 1/2) shares of the capital stock of the Farmers Reservoir and Irrigation Company Marshall Lake Division (“Shares”) for the purchase price, including broker commission, of $87,500.
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
Line of Credit
The Company has a bank line of credit that provides for borrowings of up to $500,000 subject to certain borrowing base requirements and requires monthly interest payments calculated at the Prime Rate plus 0.5% (8.75% at June 30, 2007) with all unpaid principal and interest due August 30, 2007. The line requires the Company to comply with reporting and financial covenants and is cross-collateralized by accounts receivable, inventory and defined real property and guaranteed by three stockholders and officers of the Company. There was no outstanding balance on the line at June 30, 2007.
Note 5 — Commitments
On January 4, 2005, the Company entered into a Management Consulting and Finders Agreement (“Agreement”) with Capital Merchant Bank, LLC (“Capital Merchant Bank”). Under the terms of the Agreement, Capital Merchant Bank agreed to provide certain consulting services to assist the Company in its business development efforts. Pursuant to the terms of the agreement, the Company made an initial payment of $25,000 to Capital Merchant Bank, and was obligated to pay an additional $175,000 upon completion of a qualified financing. Thereafter, the Company was obligated to pay to Capital Merchant Bank a fee of $200,000 every six months, unless the agreement was terminated by either party upon 60 days’ written notice or expired by its terms. The agreement expired on its stated termination date of January 4, 2007.
As required by the agreement, the Company issued to Capital Merchant Bank a warrant to purchase up to 1,000,000 shares of the Company’s common stock for an exercise price of $3.00 per share. The warrant was immediately exercisable for up to 350,000 shares, and was to become exercisable for up to an additional 350,000 shares upon completion by the Company of a qualified financing, and up to an additional 300,000 shares upon the six month anniversary of such qualified financing, unless the agreement was sooner terminated. The Agreement with Capital Merchant Bank expired on its stated termination date of January 4, 2007 and the 650,000 unvested warrants were forfeited on such date. The outstanding warrants may be exercised, to the extent exercisable from time to time, via a “cashless exercise” procedure, whereby the holder of the warrant may surrender a portion of the warrant shares in payment of the exercise price of the warrant. On December 18, 2006, the Company issued 11,038 shares of its common stock to one individual pursuant to the cashless exercise of a warrant to purchase 50,000 shares of common stock at $3.00 per share. On July 26, 2007, the Company issued 87,930 shares of restricted common stock to six individuals pursuant to the cashless exercise of warrants to purchase 150,000 shares of common stock at $3.00 per share. The remaining 150,000 warrants expire in January 2008.

Note 6 — Recently Issued Accounting Pronouncements
In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, FIN 48 was adopted as of April 1, 2007 with no material impact on the financial statements.
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
On December 15, 2006 the Securities and Exchange Commission announced that it is has modified reporting requirements for smaller public companies under Section 404 of the Sarbanes-Oxley Act (SOX 404) of 2002. The Commission granted relief to smaller public companies by extending the date by which non-accelerated filers must start providing a report by management assessing the effectiveness of the company’s internal control over financial reporting. The compliance date for these companies was moved from fiscal years ending on or after July 15, 2007, to fiscal years ending on or after December 15, 2007. The Commission also extended the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor’s attestation report on internal control over financial reporting in their annual reports. This deadline was moved to the first annual report for a fiscal year ending on or after December 15, 2008. The extension requires all non-accelerated filers to complete only the management’s portion of the internal control requirements in their first year of compliance with SOX 404. This modification is intended to provide cost savings and efficiency opportunities to smaller public companies and to assist them as they prepare to comply fully with SOX 404 reporting requirements. The extension will provide these issuers and their auditors an additional year to consider, and adapt to, Auditing Standard No. 2 as effected by Auditing Standard No. 5.
In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract by contract basis and would need to be supported by concurrent documentation or a pre-existing documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective for the Company beginning with fiscal year 2008. The Company is currently evaluating the impact that the adoption of SFAS 159 will have on its consolidated financial position and results of operations.

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
Results of Operations
Performance Overview — Recent Trends
Revenues for the three months ended June 30, 2007 were $2,165,026, the second highest first quarter level for revenues for the three months ended June 30, and was only surpassed by revenues for the three months ended June 30, 2006 when the Colorado area experience unseasonably warmer weather. During the three months ended June 30, 2007, the Company expensed $59,918 related to the issuance of employee stock options. For many years the Company has offered incentive stock options to employees in an effort to motivate employees and to help increase the overall value of the Company. In order to comply with certain accounting pronouncements, the Company began expensing the costs related to the issuance of these options in the quarter that they were offered. Income from operations was $14,676 and the Company realized a net loss after interest expense and taxes of $49,016.
The Company is pursuing other channels to sell the PET size spring water products and improve sales of contract packaging. Contract packaging is the packaging of our spring water, under our customer’s brands, for resale to consumers by the customer. The Company began contract packaging for select customers in the fiscal year ended 2004 and recently expanded the contract packaging service to other retailers and individual customers. The contract packaging service has been well received and has helped increase sales in the PET and gallon products.

The Company also recently began offering single serve coffee service to home and office accounts. The Company sells the coffee to customers in specially designed packaging that works exclusively with the coffee dispensers. The Company provides the accessories to be used with the coffee machines including cups, sugars, creamers, etc. The Company believes that a coffee service is a complement to its water products and can be efficiently serviced from its current delivery vehicles. The coffee service is counter seasonal to the water service and will provide additional revenues during the winter months when water sales tend to slow.
The Company believes that we are in a position to continue to grow in the markets we presently service by offering additional products and utilizing advertising and promotional budgets for promoting the product. We will continue to pursue additional business in new and emerging markets.
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Revenues
Revenues for the three months ended June 30, 2007 were $2,165,026 compared to $2,212,876 for the same period ended June 30, 2006, a decrease of 2.2%. However, the decrease in revenues for the three months ended June 30, 2007 is largely attributed to the unseasonably warmer weather that the Colorado area experienced in June 2006. Due to the warmer weather during the prior year, revenues for the three months ended June 30, 2006 were unseasonably higher as the usage increased for those months.
Five and three gallon product sales including the rental of equipment to customers decreased 2.1% from $1,443,012 for the three months ended June 30, 2006 to $1,412,225 for the three months ended June 30, 2007. This segment accounted for 65.2% of the Company’s revenues for the three months ended June 30, 2007. In order to compete against lower cost equipment that was being sold locally, the Company implemented a new plan (the “Service Plan”) for customers that combines both the water and the equipment in the overall price that the customer is charged. By combining the price of the water and the equipment rental, the Company was able to retain the customer base and the average selling price of the water. However, the Service Plan has had the effect of decreasing the average rental price of the equipment that is rented to the customers. The Service Plan has been well received by customers, and the Company continues to utilize the Service Plan to attract and retain customers. As of June 30, 2007, the Company had approximately 14,000 delivery accounts.
Revenues for the filter division increased from $16,934 for the three months ended June 30, 2006 to $20,280 for the three months ended June 30, 2007, an increase of 19.8%. The filter division has allowed the Company to retain customers and attract new customers that would have otherwise opted for filtration equipment over the use of bottled water delivery.
Sales of the one-gallon products decreased from $236,097 for the three months ended June 30, 2006 to $221,287 for the same period ended June 30, 2007, a decrease of 6.3%. The decrease in revenues for the three months ended June 30, 2007 is a result of a decrease in total units of 7.2% and a decrease in average selling prices of 4.3%. The Company offers promotional allowances to certain retail chains. The retail chains that took advantage of the promotional allowances provided the Company with the greatest increase in revenues. Sales to one of the larger retail chain stores increased 4.4% from the three months ended June 30, 2006 to the three months ended June 30, 2007. Sales to another large retail chain that did not take advantage of the promotional allowances decreased 39.1% for the three months ended June 30, 2007 as compared to the same period ended June 30, 2006. The Company continues to offer promotional allowances in each retail chain in order to help promote the product and increase sales.
Sales of the PET products (.5 liter, 24oz, 1 liter and 1.5 liter sizes) increased from $459,590 for the three months ended June 30, 2006 to $482,852 for the three months ended June 30, 2007, an increase of 5.1%. The Company’s contract packaging of the .5 liter and 1.5 liter sizes contributed to the overall increase in total units as well as an increase in the average sell price.

In order to capture some of the additional PET sales and gallon sales, the Company offered additional promotional dollars and discounts. These promotional expenses had a positive effect on the sales of the PET products and resulted in an increase in revenues of 5.1% for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The Company continues to offer promotional allowances to increase revenues of the PET and gallon products. For the three months ended June 30, 2007 promotional expenses increased from $47,397 for the three months ended June 30, 2006 to $90,548 for the three months ended June 30, 2007.
Coffee revenues for the three months ended June 30, 2007 increased from $27,289 for the three months ended June 30, 2006 to $44,524 for the three months ended June 30, 2007, an increase of 63.2%.
Cost of Goods Sold and Gross Profit
For the three months ended June 30, 2007 cost of goods sold was $446,247 compared to $492,812 for the same period ended June 30, 2006, a decrease of 9.4%. Cost of goods sold decreased as a result of the overall decrease in revenues for the three months ended June 30, 2007. Resulting gross profit for the three months ended June 30, 2007 was $1,718,779 or 79.4% of revenues compared with a gross profit of $1,720,064 or 77.7% for the three months ended June 30, 2006.
Operating Expenses
Total operating expenses for the three months ended June 30, 2007 increased 7.2% to $1,704,103 from $1,605,880 for the same period ended June 30, 2006. The changes in operating expenses for the three months ended June 30, 2007 are explained in more detail below.
Salaries and Related Expenses
Salaries and related expenses increased by 12.3% for the three months ended June 30, 2007. Salaries and related expenses were $899,781 or 41.6% of sales for the three months ended June 30, 2007 compared to $801,618 or 36.2% of sales for the same period ended June 30, 2006. Included in the increase in the salaries and related expenses is the stock compensation expense of $59,918 recorded to salaries and related expenses in the three months ended June 30, 2007 compared to $50,149 for the three months ended June 30, 2006 upon the adoption of SFAS 123(R). The salaries and related expenses related to hauling water and delivering finished goods increased by approximately 70% due to the fact that the Company was required to haul more water to Eldorado Springs from Denver, Colorado, to replace water used for bottling. Salaries and related expenses for producing the private label products is also higher which resulted in increased labor costs for the three months ended June 30, 2007 compared to the same period June 30, 2006. Overall salaries and related expenses also increased due to the increase in wages to attract and retain stable and long term employees.
General and Administrative Expenses
For the three months ended June 30, 2007, general and administrative expenses increased 1.5% from $423,765 for the three months ended June 30, 2006 to $429,941 for the three months ended June 30, 2007. The increase is due to the increase in dues and subscriptions related to water rights purchased under the Water Lease Agreement with Denver Wells, LLC. The Company expects these costs will continue in the future as the Company looks to pursue other sources to augment spring water used for bottling. Health insurance expenses incurred for employees also increased by approximately 17% for three months ended June 30, 2007 compared to the same period ended June 30, 2006 while insurance costs related to building and liability coverage decreased by approximately 35%

Advertising and Promotions
For the three months ended June 30, 2007 advertising and promotional expenses were $70,089 or 3.2% of sales compared to $66,729 or 3.0% of sales for the three months ended June 30, 2006. We expect that the current level of advertising and promotional expenditures will be sufficient to maintain the expected level of revenues. The Company will incur additional revenues as need to promote new products as they are introduced to the market. The Company recognizes certain advertising and promotional expenses for products or services that could have been purchased at a fair market value regardless of whether or not the vendor had purchased the product.
Delivery Expenses
For the three months ended June 30, 2007 delivery expenses decreased 1% to $199,971 or 9.2% of sales compared to $201,608 or 9.1% of sales for the same period ended June 30, 2006. Delivery costs fluctuate due to the change in revenues and the costs associated with the operation of additional delivery vehicles including insurance, service, and operational expenses. During the three months ended June 30, 2007 the Company experienced an increase in the cost of fuel for the delivery vehicles and a decrease in the insurance on the delivery vehicles which almost equally offset each expense.
Depreciation and Amortization
Depreciation and amortization decreased 6.9% for the three months ended June 30, 2007. Depreciation and amortization expenses for the three months ended June 30, 2007 were $104,321 or 4.8% of sales compared to $112,160 or 5.1% of sales for the three months ended June 30, 2006. The Company is realizing lower depreciation costs due to the decrease in the amount of fixed assets and more assets that are fully depreciated.
Other Income and Interest Expense
For the three months ended June 30, 2007, interest income increased 47% to $15,227 as compared to $10,336 for the same period ended June 30, 2006. In February 2007, the Company refinanced a long-term note on the property in Eldorado Springs, Colorado and received net proceeds of approximate $560,000 that was placed in an interest bearing account.
Interest expense for the three months ended June 30, 2007 increased 24.3% to $84,919 for the three months ended June 30, 2007 as compared to $68,299 for the same period ended June 30, 2006. The increase in net interest expense is due to the variable interest rates on the notes for the bottling facility and office space in Louisville, Colorado, which vary with the Prime Rate. Additionally, the Company refinanced the note on the property in Eldorado Springs, Colorado and extended the payment terms, which resulted in more of the payment allocated towards interest.
Income Taxes
For the three months ended June 30, 2007, the Company recorded income tax benefit of $6,000 against its pretax book loss of $55,016, an 11% effective tax rate compared to a 66% effective tax rate for the three months ended June 30, 2006. The change in the effective tax rate resulted from the Company’s adoption of SFAS 123(R). The Company recorded $59,918 of stock compensation expense for the three months ended June 30, 2007 for which a tax benefit is not available.

Net Income and Net Loss
The Company reported net loss for the three months ended June 30, 2007 of $49,016 compared to net income of $19,221 during the three months ended June 30, 2006.
Liquidity and Capital Resources
Trade accounts receivable for the three months ended June 30, 2007 were 11.9% higher than at the year ended March 31, 2007. Days sales outstanding remained constant at 39 days for the three months ended June 30, 2007 and 2006.
Cash flows provided by operating activities resulted in a net outflow of $23,600 for the three months ended June 30, 2007 as compared to a net inflow of $246,191 for the three months ended June 30, 2006, a decrease of $304,308. The decrease in cash flows provided by operating activities was a combined result of the changes in net income, inventory, prepaid expenses and taxes. The Company anticipates that cash flow from operations will be available to fund existing obligations for expected cash requirements over the next year and thereafter.
Cash flows used in investing activities for the purchase of property and equipment, which included electric coolers that are rented to delivery customers and water rights, resulted in a net outflow of $139,641 for the three months ended June 30, 2007 compared to a net outflow of $57,555 for the same period ended June 30, 2006.
Cash flow used in financing activities, resulted in cash outflow of $16,987 for the three months ended June 30, 2007 compared to cash outflow of $13,294 for the three months ended June 30, 2006.
The Company’s cash balance at June 30, 2007 decreased by $133,028 from $607,759 at March 31, 2007 to $474,731 at June 30, 2007.
The Company has a line of credit with Affiliated National Bank for $500,000. The line of credit was renewed in August 2006. There was no balance due on the line of credit as of June 30, 2007 and as of the date of this report. Under this agreement the Company is required to comply with certain covenants. As of June 30, 2007, the Company was in compliance with all covenants. The Company believes that the line of credit will be renewed when due. The Company has no other material commitments for capital expenditures.
The following table sets forth our contractual commitments as of June 30, 2007:

Fiscal Year End	Long-Term Debt	Operating Lease	Total
2008	$73,350	$317,353	$390,703
2009	78,078	245,349	323,427
2010	88,158	191,097	279,255
2011	99,160	103,113	202,273
2012	1,419,181	23,431	1,442,612
Thereafter	2,252,463	—	2,252,463

Total	$4,010,390	$880,343	$4,890,733

The Company has no other material commitments for capital expenditures.

Other Recent Accounting Developments
In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Adoption of FIN 48 has not had an impact on the Company’s financial statements.
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
On December 15, 2006 the Securities and Exchange Commission announced that it is has modified reporting requirements for smaller public companies under Section 404 of the Sarbanes-Oxley Act (SOX 404) of 2002. The Commission granted relief to smaller public companies by extending the date by which non-accelerated filers must start providing a report by management assessing the effectiveness of the company’s internal control over financial reporting. The compliance date for these companies was moved from fiscal years ending on or after July 15, 2007, to fiscal years ending on or after December 15, 2007. The Commission also extended the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor’s attestation report on internal control over financial reporting in their annual reports. This deadline was moved to the first annual report for a fiscal year ending on or after December 15, 2008. The extension requires all non-accelerated filers to complete only the management’s portion of the internal control requirements in their first year of compliance with SOX 404. This modification is intended to provide cost savings and efficiency opportunities to smaller public companies and to assist them as they prepare to comply fully with SOX 404 reporting requirements. The extension will provide these issuers and their auditors an additional year to consider, and adapt to, Auditing Standard No. 2 as effected by Auditing Standard No. 5.
In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract by contract basis and would need to be supported by concurrent documentation or a pre-existing documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective for the Company beginning with fiscal year 2008. The Company is currently evaluating the impact that the adoption of SFAS 159 will have on its consolidated financial position and results of operations.

Item 3: CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the conclusion of the period ended June 30, 2007, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Control deficiencies have been identified by management in consultation with Ehrhardt, Keefe, Steiner & Hottman, PC, the Company’s independent auditors. Certain matters involving internal control deficiencies considered to be a material weakness have been reported to the board of directors. The material weaknesses relate to a lack of technical expertise as it related to complex accounting matters associated with the issuance of warrants and the impact on deferred income taxes. The Company will consult with experts in these matters to avoid any issues that may arise in this area in the future.
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

ELDORADO ARTESIAN SPRINGS, INC.
Date: August 14, 2007	By:	/s/ Douglas Larson
Douglas Larson,
President and Chief Executive Officer

Date: August 14, 2007	By:	/s/ Cathleen Shoenfeld
Cathleen Shoenfeld,
Chief Financial Officer

ELDORADO ARTESIAN SPRINGS, INC.
Quarterly Report on Form 10-QSB
for the Quarter Ended June 30, 2007
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