Form 10QSB
period 2007-09-30
ELDORADO ARTESIAN SPRINGS INC
filed 2007-11-14
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Yes ☐     No ☑
Number of shares of common stock, par value $.001 per share, outstanding at the latest practicable date, November 12, 2007: 6,214,926.
Transitional Small Business Disclosure Format (Check one):
Yes ☐     No ☑

ELDORADO ARTESIAN SPRINGS, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ELDORADO ARTESIAN SPRINGS, INC.
Balance Sheets

	September 30,	March 31,
	2007	2007
	(Unaudited)
Assets
Current assets
Cash	$328,324	$607,759
Accounts receivable
Trade, net of allowance of $80,000	971,362	842,681
Inventories	280,026	196,447
Prepaid expenses and other	88,440	74,481
Deferred tax asset	29,648	29,648

Total current assets	1,697,800	1,751,016

Non-current assets
Property, plant and equipment — net	4,216,414	4,258,224
Notes receivable — related party	612,936	590,450
Water rights — net	159,175	74,600
Deposits	144,400	109,004
Other — net	125,811	125,811

Total non-current assets	5,258,736	5,158,089

Total	$6,956,536	$6,909,105

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$528,923	$254,059
Accrued expenses	194,066	243,218
Customer deposits	112,808	93,584
Income taxes payable	616	100,366
Current portion of long-term debt	73,348	84,793

Total current liabilities	909,761	776,020

Non-current liabilities

Long-term debt, less current portion	3,921,000	3,944,333
Deferred tax liability	71,638	96,638
Deferred gain on the sale of real estate	357,544	357,544

Total non-current liabilities	4,350,182	4,398,515

Total liabilities	5,259,943	5,174,535

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,214,926 (2007) and 6,008,990 (2006) issued and outstanding	6,214	6,031
Additional paid-in capital	1,555,835	1,483,957
Retained earnings	134,544	244,582

	1,696,593	1,734,570

Total	$6,956,536	$6,909,105

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue
Water and related	$2,311,041	$2,126,638	$4,429,864	$4,291,552
Resort operations	92,395	73,350	138,598	121,312

Net revenue	2,403,436	2,199,988	4,568,462	4,412,864

Cost of goods sold	585,836	473,628	1,032,083	966,440

Gross profit	1,817,600	1,726,360	3,536,379	3,446,424

Operating expenses
Salaries and related	946,127	811,479	1,845,908	1,613,097
Administrative and general	466,802	390,318	896,743	814,083
Delivery	213,765	219,530	413,736	421,138
Advertising and promotions	90,838	73,631	160,927	140,360
Depreciation and amortization	107,665	119,304	211,986	231,464

	1,825,197	1,614,262	3,529,300	3,220,142

Operating (loss) income	(7,597)	112,098	7,079	226,282

Other income (expense)
Other income	—	92,300	—	92,300
Interest income	15,519	10,530	30,746	20,866
Interest expense	(87,944)	(73,306)	(172,863)	(141,605)

	(72,425)	29,524	(142,117)	(28,439)

Net (loss) income before provision for income taxes	(80,022)	141,622	(135,038)	197,843

Income tax benefit (expense)	19,000	(50,000)	25,000	(87,000)

Net (loss) income	$(61,022)	$91,622	$(110,038)	$110,843

Basic (loss) earnings per common share	$(0.01)	$0.02	$(0.02)	$0.02

Diluted (loss) earnings per common share	$(0.01)	$0.02	$(0.02)	$0.02

Weighted average number of common shares outstanding	6,109,207	6,008,990	6,070,936	6,000,356

Weighted average number of dilutive shares outstanding	6,109,207	6,092,572	6,070,936	6,535,578

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statement of Changes in Stockholders’ Equity
For the Six Months Ended September 30, 2007

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance — March 31, 2007	6,031,066	$6,031	$1,483,957	$244,582	$1,734,570

Stock options exercised	8,000	7	7,243	—	7,250
Conversion of warrants to shares	175,860	176	(176)	—	—
Stock options issued to employees and director	—	—	64,811	—	64,811
Net loss	—	—	—	(110,038)	(110,038)

Balance — September 30, 2007	6,214,926	$6,214	$1,555,835	$134,544	$1,696,593

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Cash Flows

	Six Months Ended
	September 30,
	2007	2006
Cash flows from operating activities
Net (loss) income	$(110,038)	$110,843

Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	211,986	231,464
Deferred income tax (benefit) expense	(25,000)	11,125
Stock based compensation	64,811	50,149
Accrued interest on related party note receivable	(22,486)	(20,868)

Changes in certain assets and liabilities
Accounts receivable	(128,681)	(43,752)
Inventories	(83,579)	(1,087)
Prepaid expenses and other	(13,959)	(32,847)
Deposits	(35,396)	—
Accounts payable	274,864	321,068
Accrued expenses	(49,152)	(53,683)
Customer deposits	19,224	8,357
Income tax payable	(99,750)	27,375

Net cash provided by operating activities	2,844	608,144

Cash flows from investing activities
Purchase of water rights	(87,500)	—
Deposits	—	(90,000)
Purchases of property and equipment	(167,251)	(399,176)

Net cash flows used in investing activities	(254,751)	(489,176)

Cash flows from financing activities
Payments on long-term obligations	(34,778)	(66,138)
Proceeds on line of credit	—	50,000
Proceeds from exercise of stock options	7,250	20,737

Net cash flows (used in) provided by financing activities	(27,528)	4,599

Net (decrease) increase in cash	(279,435)	123,567

Cash — beginning of period	607,759	86,558

Cash — end of period	$328,324	$210,125

Supplemental disclosures of cash flow information:
Cash paid for interest for the six months ended September 30, 2007 and September 30, 2006 was $172,863 and $141,605 respectively.
Cash paid for income taxes for the six months ended September 30, 2007 and September 30, 2006 was $99,750 and $48,500, respectively.
See notes to the financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Notes to Unaudited Financial Statements
Note 1 — Summary of Significant Accounting Policies
Interim Unaudited Financial Statements
The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the six months ended September 30, 2007 and 2006 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant’s annual report on Form 10-KSB. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended March 31, 2007.
Note 2 — Stockholders’ Equity
Stock Dividend
On July 13, 2007, the Board of the Company approved the distribution of a 100% stock dividend on the Company’s common stock. The Company’s shareholders of record at the close of business on August 8, 2007 received one additional share for every share of common stock held on that date. The Company distributed the dividend shares on August 22, 2007. As of the date of record for the stock split, the share and per share data in the accompanying financial statements has been adjusted to reflect the effects of this stock dividend.
Stock Option Expenses
On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. SFAS 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoptions of SFAS 123(R) to its valuation methods.
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires recognition of expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model. Stock-based compensation expense recognized under SFAS 123(R) for the six months ended September 30, 2007 was $64,811.
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
The Company maintains a stock option plan that provides for the grant of incentive stock options and non-incentive stock options. The plan provides that incentive stock options be granted with exercise prices not less than the fair value at the date of the grant. Options granted through September 30, 2007 generally vested immediately and expire ten years from the date of grant. At September 30, 2007, there were 811,000 shares that were fully vested and 911,000 shares that were issued and outstanding. There were 839,000 shares available for future issuance under this plan.
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
On February 2, 2007, the Company granted 100,000 options to one of its directors at fair value. These options vest over 4 years and expire in 5 years. These options were determined to have a value of $78,297 based on the Black-Scholes option-pricing model and an estimated forfeiture rate of 23%. The value of the option will be expensed over the term of the vesting schedule. For the six months ended September 30, 2007, $9,786 was recorded as compensation expense. $68,511 remains to be expensed over the remaining vesting period. The following is a summary of the assumptions used and the weighted average grant-date fair value of these stock option grants.

Six Months Ended
September 30, 2007
Risk Free Interest Rate	4.65%
Expected life (years)	5
Expected dividend yield	0%
Annualized volatility	88.5%
Estimated fair value of options granted	$1.01 per share
On May 1, 2007, the Company granted 47,000 options to its employees at fair value. These options vested immediately and expire in 10 years. These options were determined to have a value of $55,025 based upon the Black-Scholes option-pricing model and an estimated forfeiture rate of 23%. The following is a summary of the assumptions used and the weighted average grant-date fair value of these stock option grants.

Six Months Ended
September 30, 2007
Risk Free Interest Rate	4.65%
Expected life (years)	10
Expected dividend yield	0%
Annualized volatility	87.5%
Estimated fair value of options granted	$1.53 per share
Note 3 — Related Party Transactions
In August 2001, the Company entered into an agreement to sell certain parcels of real estate to Messrs. Larson and Sipple for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60-month carry back financing of $400,000 with interest at 7.5% due annually that has been recorded as notes receivable related party. The accumulated interest and outstanding principal were due upon maturity in August 2007 and, as of the date of this quarterly report, have not yet been paid. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. During the year ended March 31, 2003, the Company’s Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. The note receivables include $212,939 of accrued interest at September 30, 2007.
The Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note. In July 2001, when the Company’s Board of Directors authorized the aforementioned real estate transactions, the Company also authorized the sale of certain real estate at the then fair value to Mr. Martin, another officer of the Company. Because of county land approval processes and associated delays, the officer’s option to purchase the real estate was extended through September 26, 2007 and, as of the date of this quarterly report, has not been further extended.
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
On August 31, 2006, the Company entered into a Water Lease Agreement with Denver Wells, LLC, a Colorado limited liability company. Under the terms of the agreement, Eldorado is leasing 100-acre feet annually of nontributary ground water from Denver Wells, LLC for an initial term of two (2) years that commenced on August 31, 2006. The cost of the lease is $60,000 in year one and $65,000 in year two. Denver Wells, LLC also agreed to lease to the Company up to 200 additional acre feet of water per year, if needed, for an additional $600 per acre foot in year one and $650 per acre foot in year two. The

Company also has the option to purchase 300-acre feet per year of water from the existing and operating well or wells under the terms of the agreement. If the Company exercises its purchase option, the purchase price will be $10,000 per acre-foot if purchased before December 31, 2006. The purchase price increases by .5% in each month thereafter. With the execution of the lease, the Company paid a $90,000 earnest money deposit. The deposit is nonrefundable unless Denver Wells, LLC is unable to obtain a change in the use of the water adjudicated to include augmentation. In the event that the Company executes the option to purchase the water, the deposit will be applied to the purchase price. The first lease payment was made on September 29, 2006 and the second lease payment was made on September 26, 2007.
On May 9, 2007, the Company purchased three and one-half (3 1/2) shares of the capital stock of the Farmers Reservoir and Irrigation Company, Marshall Lake Division for the purchase price, including broker commission, of $87,500. On October 10, 2007, the Company purchased six (6) shares of capital stock of the Farmers Reservoir and Irrigation Company, Marshall Lake Division for the purchase price of $150,000. The purpose for the purchase of the additional shares is to provide for replacement water for out of priority withdrawals of the spring source. The new water rights will not be amortized but will be evaluated for impairment annually.
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
Line of Credit
The Company has a bank line of credit that provides for borrowings of up to $500,000 subject to certain borrowing base requirements and requires monthly interest payments calculated at the Prime Rate plus 0.5% (8.25% at September 30, 2007) with all unpaid principal and interest due August 30, 2008. The line requires the Company to comply with reporting and financial covenants and is cross-collateralized by accounts receivable, inventory and defined real property and guaranteed by three stockholders and officers of the Company. There was no outstanding balance on the line at September 30, 2007.
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
As required by the agreement, the Company issued to Capital Merchant Bank a warrant to purchase up to 2,000,000 shares of the Company’s common stock for an exercise price of $1.50 per share. The warrant was immediately exercisable for up to 700,000 shares, and was to become exercisable for up to an additional 700,000 shares upon completion by the Company of a qualified financing, and up to an additional 600,000 shares upon the six month anniversary of such qualified financing, unless the agreement was sooner terminated. The Agreement with Capital Merchant Bank expired on its stated termination date of January 4, 2007 and the 1,300,000 unvested warrants were forfeited on such date. The outstanding warrants may be exercised, to the extent exercisable from time to time, via a “cashless exercise” procedure, whereby the holder of the warrant may surrender a portion of the warrant shares in payment of the exercise price of the warrant. On December 18, 2006, the Company issued 22,076 shares of its common stock to one individual pursuant to the cashless exercise of a warrant to purchase 100,000 shares of common stock at $1.50 per share. On July 26, 2007, the Company issued 175,860 shares of restricted common stock to six individuals pursuant to the cashless exercise of warrants to purchase 300,000 shares of common stock at $1.50 per share. The remaining warrants expire in January 2008.
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
In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The pronouncement is applicable in cases when assets or liabilities are to be measured at fair value. It does not establish new circumstances in which fair value would be used to measure assets or liabilities. The provisions of SFAS No.157 are effective for the Company’s fiscal year commencing November 1, 2008. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 157 will have on its financial statements.
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
In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract by contract basis and would need to be supported by concurrent documentation or a pre-existing documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective for the Company beginning with fiscal year 2008. The Company is currently evaluating the impact that the adoption of SFAS 159 will have on its financial position and results of operations.
Note 7 — Subsequent Events
On October 10, 2007, we purchased six (6) shares of capital stock of the Farmers Reservoir and Irrigation Company, Marshall Lake Division for the purchase price of $150,000. The purpose for the purchase of the additional shares is to provide for replacement water for out of priority withdrawals of the spring source. The new water rights will not be amortized but will be evaluated for impairment annually.
On October 11, 2007, we entered into a Commercial Loan Agreement with American National Bank. Under the Loan Agreement, we received proceeds of $3,000,000 from the Bank pursuant to a Promissory Note. The terms of the Note include a fixed interest rate of 7.5% for five years with monthly payments of approximately $22,300. A single “balloon payment” of the entire unpaid balance of principal and interest will be due on October 11, 2012.
We used the proceeds to pay off an existing real estate loan of approximately $2,500,000 for the corporate headquarters and bottling facility located in Louisville, Colorado. In addition, we will use the additional proceeds of approximately $500,000 to purchase additional water rights and purchase additional equipment for the production of the recently introduced Vitamin Enhanced Organic Spring Water.
Under the Loan Agreement, we granted the Bank security interests in the Leases and Rents on the property in Louisville, Colorado as well as a Deed of Trust for the same property in Louisville, Colorado. The Loan Agreement specifies events of default customary to facilities of its type, including any non-payment of principal, interest or other amounts, misrepresentation of representations and warranties, violation of covenants, certain events of bankruptcy or insolvency, certain material judgments, seizure of assets, or other material adverse changes. Upon the occurrence of an event of default, the payments by the Company of all of its outstanding obligations may be accelerated, and the Bank’s commitments under the Loan Agreement may be terminated.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Results of Operations
Performance Overview — Recent Trends
Revenues for the six months ended September 30, 2007 were $4,568,462 compared to $4,412,864 during the same period ended September 30, 2006, an increase of 3.5%. During the six months ended September 30, 2007, the Company expensed $64,811 related to the issuance of employee stock options. For many years the Company has offered incentive stock options to employees in an effort to motivate employees and to help increase the overall value of the Company. In order to comply with certain accounting pronouncements, the Company began expensing the costs related to the issuance of these options in the quarter that they were offered. Income from operations was $7,079 and the Company realized a net loss after interest expense and taxes of $110,038.
We recognized the opportunity to introduce a new product line to the current natural spring water line. Enhanced and flavored waters have experienced a significant growth over the recent years. According to recent numbers published by Beverage Marketing Corporation, the enhanced water market grew 48% and flavored waters grew 35% in 2006. Enhanced and flavored water now maintain an 18% market share of the premium water category. In order to compete in this market, the Company introduced its Vitamin

Enhanced Organic Spring Water in September 2007. The Company developed four flavors for introduction which included Pink Passion Guava, Sicilian Orange, Strawberry Blueberry and Black Raspberry. We began delivery to approximately 200 new and existing customers utilizing our current delivery system. Additionally, the product was introduced to the Albertson’s grocery stores in the Denver/Boulder area. We continue to pursue additional channels for distribution.
PET water continues to grow significantly. The PET portion of the bottled water market accounts for almost 2/3’s of the industry revenues and grew at approximately 9.7% for 2006. The Company is pursuing other channels to sell the PET size spring water products and improve sales of contract packaging. Contract packaging is the packaging of our spring water, under our customer’s brands, for resale to consumers by our customer. We began contract packaging for select customers in the fiscal year ended 2004 and recently expanded the contract packaging service to other retailers and individual customers. The contract packaging service has been very well received and has helped increase sales in the PET and gallon products.
We also recently began offering single serve coffee service to home and office accounts. We sell the coffee to customers in specially designed packaging that works exclusively with the coffee dispensers. We provide the accessories to be used with the coffee machines including cups, sugars, creamers, etc. We believe that a coffee service is a complement to our water products and can be efficiently serviced from our current delivery system. The coffee service is counter seasonal to the water service and will provide additional revenues during the winter months when water sales tend to slow.
We believe that we are in a position to continue to grow in the markets we presently service by offering additional products and utilizing advertising and promotional budgets for promoting the product. We will continue to pursue additional business in new and emerging markets.
Three and Six Months Ended September 30, 2007 Compared to Three and Six Months Ended September 30, 2006
Revenues
Revenues for the six months ended September 30, 2007 were $4,568,462 compared to $4,412,864 for the same period ended September 30, 2006, an increase of 3.5%. Revenues for the three months ended September 30, 2007 were $2,403,436 compared to $2,199,988, an increase of 9.2%.
Five and three gallon product sales including the rental of equipment to customers increased slightly from $2,865,316 for the six months ended September 30, 2006 to $2,867,730 for the six months ended September 30, 2007. This segment accounted for 62.7% of the Company’s revenues for the six months ended September 30, 2007 compared to 65% for the same period ended September 30, 2006. In order to compete against lower cost equipment that was being sold locally, we implemented a new plan (the “Service Plan”) for customers that combines both the water and the equipment in the overall price that the customer is charged. By combining the price of the water and the equipment rental, we have been able to retain our customer base and the average selling price of the water. However, the Service Plan has had the effect of decreasing the average rental price of the equipment that is rented to the customers. The Service Plan has been well received by customers, and we continue to utilize the Service Plan to attract and retain customers. As of September 30, 2007, we had approximately 14,300 delivery accounts. Service plan accounts represent approximately 23% of the total customer base and have increased by approximately 19% over the past twelve months.
Revenues for the filter division increased 23.7% from $34,126 for the six months ended September 30, 2006 to $42,228 for the six months ended September 30, 2007. The filter division has allowed us to retain customers and attract new customers that would have otherwise opted for filtration equipment from a competitor over the use of bottled water delivery.

Sales of the one-gallon products decreased slightly from $455,022 for the six months ended September 30, 2006 to $450,532 for the same period ended September 30, 2007, a decrease of less than 1%. The decrease in revenues for the six months ended September 30, 2007 is a result of a decrease in total units of 1.2% and a decrease in average selling prices of 1.6%. We offer promotional allowances to certain retail chains. The retail chains that took advantage of the promotional allowances provided us with the greatest increase in revenues. We continue to offer promotional allowances in each retail chain in order to help promote the product and increase sales.
Sales of the PET products (.5 liter, 24oz, 1 liter and 1.5 liter sizes) increased from $914,244 for the six months ended September 30, 2006 to $968,322 for the six months ended September 30, 2007, an increase of 6%. Our contract packaging of the .5 liter and 1.5 liter sizes contributed to the overall increase in total units.
In order to capture some of the additional PET sales and gallon sales, we offered additional promotional dollars and discounts. These promotional expenses had a positive effect on the sales of the PET products and resulted in an increase in revenues of 4.5% for the six months ended September 30, 2007 as compared to the six months ended September 30, 2006. We continue to offer promotional allowances to increase revenues of the PET and gallon products. For the six months ended September 30, 2007 promotional expenses increased from $101,565 for the six months ended September 30, 2006 to $170,940 for the six months ended September 30, 2007.
Coffee revenues for the six months ended September 30, 2007 increased from $60,189 for the six months ended September 30, 2006 to $87,875 for the six months ended September 30, 2007, an increase of 46%. The coffee segment continues to be a growing portion of the business as we are able to sell to existing and new customers.
In September 2007, we introduced a new line of Vitamin Enhanced Organic Spring Water to the product mix. Total revenues for the Vitamin Enhanced Organic Spring Water were approximately $20,000 for the quarter ended September 30, 2007. We developed four different flavors and expect to deliver the product from our current fleet of delivery vehicles as well as to various distribution centers both regionally and nationwide.
Cost of Goods Sold and Gross Profit
For the six months ended September 30, 2007 cost of goods sold was $1,032,083 compared to $966,440 for the same period ended September 30, 2006, an increase of 6.8%. For the three months ended September 30, 2007 cost of goods sold was $585,836 compared to $473,628 for the same period ended September 30, 2006, an increase of 23.7%. Cost of goods sold increased as a result of the increase in revenues as well as an increase in the cost of products that are used in the PET and gallon products. Resulting gross profit for the six months ended September 30, 2007 was $3,536,379 or 77.4% of revenues compared with a gross profit of $3,446,424 or 78.1% of sales for the six months ended September 30, 2006. Gross profit for the three months ended September 30, 2007 was $1,817,600 or 75.6% of sales compared with a gross profit of $1,726,360 or 78.5% of sales for the three months ended September 30, 2006.
Operating Expenses
Total operating expenses for the six months ended September 30, 2007 increased 9.6% to $3,529,300 from $3,220,142 for the same period ended September 30, 2006. Total operating expenses for the three months ended September 30, 2007 increased 13.1% to $1,825,197 from $1,614,262 for the same period ended September 30, 2006. The changes in operating expenses for the three and six months ended September 30, 2007 are explained in more detail below.
Salaries and Related Expenses

Salaries and related expenses increased by 14.4% for the six months ended September 30, 2007 and 16.6% for the three months ended September 30, 2007. Salaries and related expenses were $1,845,908 or 40.4% of sales for the six months ended September 30, 2007 compared to $1,613,097 or 36.6% of sales for the same period ended September 30, 2006. Included in the increase in the salaries and related expenses is the stock compensation expense of $64,811 recorded to salaries and related expenses in the six months ended September 30, 2007 compared to $50,149 for the six months ended September 30, 2006 upon the adoption of SFAS 123(R). The salaries and related expenses related to hauling water and delivering finished goods increased by approximately 88% due to the fact that we were required to haul more water to Eldorado Springs from Denver, Colorado, to replace water used for bottling. Salaries and related expenses for producing the private label products is also higher which resulted in increased labor costs for the six months ended September 30, 2007 compared to the same period September 30, 2006. We have purchased additional equipment that will help automate some of the processes in producing the private label products. We expect that increased costs associated with the additional labor will decrease as the production lines become more efficient.
With the introduction of the Vitamin Enhanced Organic Spring Water, we incurred additional costs for labor while the Company automates some of the packaging procedures. Currently, we are using an Organic Certified facility to package the products but there are still additional costs associated with labeling and hauling the material once it is produced. We expect these costs will decrease as additional equipment is added to make the process more efficient.
General and Administrative Expenses
For the six months ended September 30, 2007, general and administrative expenses increase 10.2% from $814,083 for the six months ended September 30, 2006 to $896,743 for the six months ended September 30, 2007. For the three months ended September 30, 2007, general and administrative expenses increased 19.6% from $390,318 for the three months ended September 30, 2006 to $466,802 for the three months ended September 30, 2007. The increase is due to the increase in dues and subscriptions related to recent water rights purchased and the water purchased under the Water Lease Agreement with Denver Wells, LLC. We expect these costs will continue in the future as we look to pursue other sources to augment spring water used for bottling. We also incurred additional costs to haul water to augment the water used from the source for bottling. Health insurance expenses incurred for employees also increased by approximately 15% for three and six months ended September 30, 2007 compared to the same period ended September 30, 2006. We also incurred additional costs for professional fees related to the production and development of the Vitamin Enhanced Organic Spring Water. We expect that these costs will decrease in the future.
Advertising and Promotions
For the six months ended September 30, 2007 advertising and promotional expenses were $160,927 or 3.5% of sales compared to $140,360 or 3.2% of sales for the six months ended September 30, 2006. For the three months ended September 30, 20007 advertising and promotional expenses were $90,838 or 3.8% of sales compared to $73,631 or 3.3% of sales for the three months ended September 30, 2006. We expect that the current level of advertising and promotional expenditures will be sufficient to maintain the expected level of revenues. Most of the increased costs in advertising and promotional expenses were for the introduction of the Vitamin Enhanced Organic Spring Water. We expect those costs will continue as we enter additional markets for the new product. We recognize certain advertising and promotional expenses for products or services that could have been purchased at a fair market value regardless of whether or not the vendor had purchased the product.
Delivery Expenses
For the six months ended September 30, 2007 delivery expenses decreased 1.8% to $413,736 or 9.1% of sales compared to $421,138 or 9.5% of sales. For the three months ended September 30, 2007 delivery expenses decreased 2.6% to $213,765 or 8.9% of sales compared to $219,530 or 10% of sales for the same period ended September 30, 2006. Delivery costs fluctuate due to the change in revenues and the costs associated with the operation of additional delivery vehicles including insurance, service, and operational expenses. While we have experienced an increase in the fuel costs of approximately 22% there has been a greater offsetting decrease in vehicle maintenance and leased equipment costs resulting in an overall decrease in delivery expenses.
Depreciation and Amortization
Depreciation and amortization decreased 8.4% for the six months ended September 30, 2007 to $211,986 from $231,464 for the same period ended September 30, 2007. Depreciation and amortization decreased 9.8% for the three months ended September 30, 2007 to $107,665 from $119,304 for the same period ended September 30, 2006. We are realizing lower depreciation costs due to the decrease in the amount of fixed assets and more assets that are fully depreciated.
Other Income and Interest Expense
For the six months ended September 30, 2007, interest income increased 47.3% to $30,746 as compared to $20,866 for the same period ended September 30, 2006. For the three months ended September 30, 2007, interest income increased 47.4% to $15,519 as compared to $10,530 for the same period ended September 30, 2006. In February 2007, we refinanced a long-term note on the property in Eldorado Springs, Colorado and received net proceeds of approximate $560,000 that was placed in an interest bearing account.
Interest expense for the six months ended September 30, 2007 increased 22.1% to $172,863 as compared to $141,605 for the same period ended September 30, 2006. Interest expense for the three months ended September 30, 2007 increased 20% to $87,944 for the three months ended September 30, 2007 as compared to $73,306 for the same period ended September 30, 2006. The increase in net interest expense is due to the variable interest rates on the notes for the bottling facility and office space in Louisville, Colorado, which vary with the Prime Rate. Additionally, we refinanced the note on the property in Eldorado Springs, Colorado and extended the payment terms, which resulted in more of the payment allocated towards interest.
Income Taxes
For the six months ended September 30, 2007, we recorded income tax benefit of $25,000 against our pretax book loss of $135,038, a 19% effective tax rate compared to a 44% effective tax rate for the six months ended September 30, 2006. The change in the effective tax rate resulted from the adoption of SFAS 123(R). The Company recorded $64,811 of stock compensation expense for the six months ended September 30, 2007 for which a tax benefit is not available.
Net Income and Net Loss
We reported net loss for the six months ended September 30, 2007 of $110,038 compared to net income of $110,843 during the six months ended September 30, 2006. We reported a net loss of $61,022 for the three months ended September 30, 2007 compared to a net income of $91,622 during the same period ended September 30, 2006.
Liquidity and Capital Resources
Trade accounts receivable for the six months ended September 30, 2007 were 15.3% higher than at the year ended March 31, 2007. Days sales outstanding was 38 days for the six months ended September 30, 2007 compared to 36 days for the six months ended September 30, 2006.

Cash flows provided by operating activities resulted in a net inflow of $2,844 for the six months ended September 30, 2007 as compared to a net inflow of $608,144 for the six months ended September 30, 2006, a decrease of $605,300. The decrease in cash flows provided by operating activities was a combined result of the changes in net income, inventory, accounts receivable, deposits and taxes. We anticipate that cash flow from operations will be available to fund existing obligations for expected cash requirements over the next year and thereafter.
Cash flows used in investing activities for the purchase of property and equipment, which included electric coolers that are rented to delivery customers and water rights, resulted in a net outflow of $254,751 for the six months ended September 30, 2007 compared to a net outflow of $489,176 for the same period ended September 30, 2006.
Cash flow used in financing activities, resulted in cash outflow of $27,528 for the six months ended September 30, 2007 compared to cash inflow of $4,599 for the six months ended September 30, 2006.
Our cash balance at September 30, 2007 decreased by $279,435 from $607,759 at March 31, 2007 to $328,324 at September 30, 2007.
We have a line of credit with Affiliated National Bank for $500,000. The line of credit was renewed in August 2007 and will expire in August 2008. There was no balance due on the line of credit as of September 30, 2007 and as of the date of this report. Under this agreement, we are required to comply with certain covenants. As of September 30, 2007, we were in compliance with all covenants. We believe that the line of credit will be renewed when due. We have no other material commitments for capital expenditures.
The following table sets forth our contractual commitments as of September 30, 2007:

Fiscal Year End	Long-Term Debt	Operating Lease	Total
2008	$73,348	$317,353	$390,701
2009	78,078	245,349	323,427
2010	88,158	191,097	279,255
2011	99,160	103,113	202,273
2012	1,419,181	23,431	1,442,612
Thereafter	2,236,423	—	2,236,423

Total	$3,994,348	$880,343	$4,874,691

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
In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The pronouncement is applicable in cases when assets or liabilities are to be measured at fair value. It does not establish new circumstances in which fair value would be used to measure assets or liabilities. The provisions of SFAS No.157 are effective for the Company’s fiscal year commencing November 1, 2008. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 157 will have on its financial statements.
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
In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract by contract basis and would need to be supported by concurrent documentation or a pre-existing documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective for the Company beginning with fiscal year 2008. The Company is currently evaluating the impact that the adoption of SFAS 159 will have on its financial position and results of operations.
Item 3. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the conclusion of the period ended September 30, 2007, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Control deficiencies have been identified by management in consultation with Ehrhardt Keefe Steiner & Hottman, PC, our independent auditors. Certain matters involving internal control deficiencies considered to be a material weakness have been reported to the board of directors. The material weaknesses relate to a lack of technical expertise as it related to complex accounting matters associated with the issuance of warrants and the impact on deferred income taxes. We will consult with experts in these matters to avoid any issues that may arise in this area in the future.
(b) Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that materially affected, or were reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Not applicable.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE AND PROCEEDS
On July 26, 2007, the Company issued 175,860 shares of its common stock to current warrant holders pursuant to the cashless exercise of warrants to purchase 300,000 shares of common stock at $1.50 per share. The common stock was issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), as provided in Section 4(2) thereof, as a transaction by an issuer not involving a public offering. No commissions were paid in connection with the issuance and an appropriate “restricted” legend was placed on the certificates representing the common stock.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our Annual Meeting of Shareholders was held on July 30, 2007 for the principal purpose of (i) electing five directors, and (ii) ratifying Ehrhardt Keefe Steiner & Hottman, PC, as our independent registered public accountants for the fiscal year ending March 31, 2008.
The following votes were cast by the shareholders with respect to the election of directors named in our proxy statement:

Nominee	Shares Voted For	Shares Voted Against	Shares Abstained

Douglas A. Larson	5,407,392	0	630
Kevin M. Sipple	5,408,022	0	0
Jeremy S. Martin	5,408,022	0	0
George J. Schmitt	5,408,022	0	0
J. Ross Colbert	5,408,022	0	0
The following votes were cast by the shareholders with respect to the ratification of Ehrhardt Keefe Steiner & Hottman, PC, as our independent registered public accountants for the fiscal year ending March 31, 2008:

Proposal	Shares Voted For	Shares Voted Against	Shares Abstained

Ehrhardt Keefe Steiner & Hottman, PC	5,407,392	630	0
Item 5. OTHER INFORMATION
Not applicable.

Item 6. EXHIBITS

Exhibit No.	Description
10.19	Commercial Loan Agreement with American National Bank dated October 11, 2007.

10.20	Purchase and Sale Agreement with Farmers Reservoir and Irrigation Company Marshall Lake Division Shares dated February 28, 2007.

10.21	Purchase and Sale Agreement with Farmers Reservoir and Irrigation Company Marshall Lake Division Shares dated August 2, 2007.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification Of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Executive Officer.

32.2	Certification Of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Financial Officer.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELDORADO ARTESIAN SPRINGS, INC.
Date: November 14, 2007	By:	/s/ Douglas Larson
Douglas Larson, President and Chief Executive
Officer

Date: November 14, 2007	By:	/s/ Cathleen Shoenfeld
Cathleen Shoenfeld, Chief Financial Officer

ELDORADO ARTESIAN SPRINGS, INC.
Quarterly Report on Form 10-QSB
for the Quarter Ended September 30, 2007
Exhibits Filed Herewith

Exhibit No.	Description
10.19	Commercial Loan Agreement with American National Bank dated October 11, 2007.

10.20	Purchase and Sale Agreement with Farmers Reservoir and Irrigation Company Marshall Lake Division Shares dated February 28, 2007.

10.21	Purchase and Sale Agreement with Farmers Reservoir and Irrigation Company Marshall Lake Division Shares dated August 2, 2007.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification Of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Executive Officer.

32.2	Certification Of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Financial Officer.