Form 10QSB
period 2007-12-31
ELDORADO ARTESIAN SPRINGS INC
filed 2008-02-14
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

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
Yes ☐ No ☑
Number of shares of common stock, par value $.001 per share, outstanding at the latest practicable date, February 12, 2007: 6,426,464
Transitional Small Business Disclosure Format (Check one):
Yes ☐ No ☑

ELDORADO ARTESIAN SPRINGS, INC.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ELDORADO ARTESIAN SPRINGS, INC.
Balance Sheets

	December 31,	March 31,
	2007	2007
	(Unaudited)
Assets
Current assets
Cash	$838,489	$607,759
Accounts receivable
Trade, net of allowance of $80,000	855,384	842,681
Inventories	306,203	196,447
Prepaid expenses and other	107,310	74,481
Deferred tax asset	29,648	29,648

Total current assets	2,137,034	1,751,016

Non-current assets
Property, plant and equipment — net	4,235,881	4,258,224
Notes receivable — related party	312,248	590,450
Water rights — net	309,175	74,600
Deposits	104,004	109,004
Other — net	116,243	125,811

Total non-current assets	5,077,551	5,158,089

Total	$7,214,585	$6,909,105

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$359,208	$254,059
Accrued expenses	286,366	243,218
Customer deposits	120,646	93,584
Income taxes payable	616	100,366
Current portion of long-term debt	84,793	84,793

Total current liabilities	851,629	776,020

Non-current liabilities

Long-term debt, less current portion	4,393,347	3,944,333
Deferred tax liability	56,027	96,638
Deferred gain on the sale of real estate	178,772	357,544

Total non-current liabilities	4,628,146	4,398,515

Total liabilities	5,479,775	5,174,535

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,426,464 (2007) and 6,031,066 (2006) issued and outstanding	6,426	6,031
Additional paid-in capital	1,629,266	1,483,957
Retained earnings	99,118	244,582

	1,734,810	1,734,570

Total	$7,214,585	$6,909,105

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenue
Water and related	$1,894,455	$1,864,559	$6,324,319	$6,156,111
Resort operations	5,310	5,293	143,908	126,605

Net revenue	1,899,765	1,869,852	6,468,227	6,282,716

Cost of goods sold	375,975	394,371	1,408,058	1,360,811

Gross profit	1,523,790	1,475,481	5,060,169	4,921,905

Operating expenses
Salaries and related	873,405	769,156	2,719,313	2,382,253
Administrative and general	440,956	348,793	1,337,699	1,162,876
Delivery	220,851	196,461	634,587	617,599
Advertising and promotions	54,738	32,109	215,665	172,469
Depreciation and amortization	93,250	111,387	305,236	342,851

	1,683,200	1,457,906	5,212,500	4,678,048

Operating (loss) income	(159,410)	17,575	(152,331)	243,857

Other income (expense)
Other income	—	—	—	92,300
Gain on the sale of property	178,772	—	178,772	—
Interest income	14,784	10,728	45,530	31,594
Interest expense	(85,183)	(77,694)	(258,046)	(219,299)

	108,373	(66,966)	(33,744)	(95,405)

Net (loss) income before provision for income taxes	(51,037)	(49,391)	(186,075)	148,452

Income tax benefit (expense)	15,611	17,000	40,611	(70,000)

Net (loss) income	$(35,426)	$(32,391)	$(145,464)	$78,452

Basic (loss) earnings per common share	$(0.01)	$(0.01)	$(0.02)	$0.01

Diluted (loss) earnings per common share	$(0.01)	$(0.01)	$(0.02)	$0.01

Weighted average number of common shares outstanding	6,290,412	6,008,990	6,144,635	6,004,656

Weighted average number of dilutive shares outstanding	6,290,412	6,008,990	6,144,635	6,495,894

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statement of Changes in Stockholders’ Equity
For the Nine Months Ended December 31, 2007

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance — March 31, 2007	6,031,066	$6,031	$1,483,957	$244,582	$1,734,570

Stock options exercised	58,000	57	75,943	—	76,000

Conversion of warrants to shares	337,398	338	(338)	—	—

Stock options issued to employees and director	—	—	69,704	—	69,704

Net loss	—	—	—	(145,464)	(145,464)

Balance — December 31, 2007	6,426,464	$6,426	$1,629,266	$99,118	$1,734,810

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Cash Flows

	Nine Months Ended
	December 31,
	2007	2006
Cash flows from operating activities
Net (loss) income	$(145,464)	$78,452

Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	305,236	342,851
Deferred income tax (benefit) expense	(40,611)	11,125
Stock based compensation	69,704	50,149
Accrued interest on related party note receivable	(32,109)	(31,596)
Change in deferred gain on the sale of real estate	(178,772)	—
Changes in certain assets and liabilities
Accounts receivable	(12,703)	25,163
Inventories	(109,756)	(249)
Prepaid expenses and other	(20,336)	(31,592)
Deposits	5,000	(90,725)
Accounts payable	105,149	66,240
Accrued expenses	43,148	15,365
Customer deposits	27,062	18,349
Income tax payable	(99,750)	(2,408)

Net cash provided by operating activities	(84,202)	451,124

Cash flows from investing activities
Purchase of water rights	(237,500)	—
Payments received on related party not receivable	310,311	—
Purchases of property and equipment	(282,892)	(470,315)

Net cash flows used in investing activities	(210,081)	(470,315)

Cash flows from financing activities
Payments on long-term obligations	(3,957,380)	(98,611)
Proceeds from refinance of long-term obligations	4,406,393	—
Proceeds on line of credit	—	50,000
Proceeds from exercise of stock options	76,000	20,737

Net cash flows provided by(used in) financing activities	525,013	(27,874)

Net increase (decrease) in cash	230,730	(47,065)

Cash — beginning of period	607,759	86,558

Cash — end of period	$838,489	$39,493

Supplemental disclosures of cash flow information:
Cash paid for interest for the nine months ended December 31, 2007 and December 31, 2006 was $258,047 and $219,299 respectively.
Cash paid for income taxes for the nine months ended December 31, 2007 and December 31, 2006 was $99,750 and $60,286, respectively.
See notes to the financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Notes to Unaudited Financial Statements
Note 1 — Summary of Significant Accounting Policies
Interim Unaudited Financial Statements
The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the nine months ended December 31, 2007 and 2006 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant’s annual report on Form 10-KSB. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended March 31, 2007.
Note 2 — Stockholders’ Equity
Stock Split
On July 13, 2007, the Board of the Company approved the distribution of a one for one stock split on the Company’s common stock. The Company’s shareholders of record at the close of business on August 8, 2007 received one additional share for every share of common stock held on that date. The Company distributed the dividend shares on August 22, 2007. As of the date of record for the stock split, for all presentations, the share and per share data in the accompanying financial statements has been adjusted to reflect the effects of this stock dividend.
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
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires recognition of expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model. Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended December 31, 2007 was $69,704.

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
The Company maintains a stock option plan that provides for the grant of incentive stock options and non-incentive stock options. The plan provides that incentive stock options be granted with exercise prices not less than the fair value at the date of the grant. Options granted through December 31, 2007 generally vested immediately and expire ten years from the date of grant. At December 31, 2007, there were 811,000 shares that were fully vested and 911,000 shares that were issued and outstanding. There were 839,000 shares available for future issuance under this plan.
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
On February 2, 2007, the Company granted 100,000 options to one of its directors at fair value. These options vest over 4 years and expire in 5 years. These options were determined to have a value of $78,297 based on the Black-Scholes option-pricing model and an estimated forfeiture rate of 23%. The value of the option will be expensed over the term of the vesting schedule. For the nine months ended December 31, 2007, $14,679 was recorded as compensation expense. $63,618 remains to be expensed over the remaining vesting period. The following is a summary of the assumptions used and the weighted average grant-date fair value of these stock option grants.

Nine Months Ended
December 31, 2007
Risk Free Interest Rate	4.65%
Expected life (years)	5
Expected dividend yield	0%
Annualized volatility	88.5%
Estimated fair value of options granted	$1.01 per share
On May 1, 2007, the Company granted 47,000 options to certain employees at fair value. These options vested immediately and expire in 10 years. These options were determined to have a value of $55,025 based upon the Black-Scholes option-pricing model and an estimated forfeiture rate of 23%. The following is a summary of the assumptions used and the weighted average grant-date fair value of these stock option grants.

Nine Months Ended
December 31, 2007
Risk Free Interest Rate	4.65%
Expected life (years)	10
Expected dividend yield	0%
Annualized volatility	87.5%
Estimated fair value of options granted	$1.53 per share
Note 3 — Related Party Transactions
In August 2001, the Company entered into an agreement to sell certain parcels of real estate to Messrs. Larson and Sipple for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60-month carry back financing of $400,000 with interest at 7.5% due annually that has been recorded as notes receivable related party. The accumulated interest and outstanding principal were due upon maturity in August 2007. As of the date of this quarterly report, the note due from Mr. Larson has not yet been paid. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. During the year ended March 31, 2003, the Company’s Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. The note receivable includes $112,248 of accrued interest at December 31, 2007.
On December 7, 2007, Mr. Sipple paid the entire balance due to the company in the amount of $310,311. The Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note. In the third quarter of fiscal year 2008, $178,772 of the deferred gain was recognized as the $200,000 note receivable plus interest from Mr. Sipple was paid. In July 2001, when the Company’s Board of Directors authorized the aforementioned real estate transactions, the Company also authorized the sale of certain real estate at the then fair value to Mr. Martin, another officer of the Company. Because of county land approval processes and associated delays, the officer’s option to purchase the real estate expired on September 26, 2007 and, as of the date of this quarterly report, has not been further extended.
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
On November 21, 2007, the Company successfully completed an agreement with the City of Louisville, Colorado. The agreement allows the Company to utilize up to 75 acre feet (24,438,000 gallons) of water per year. The Company plans to use the municipal source water for manufacturing a purified water product line. Initially the purified products will be used to fill demand from customers with the need for that type of product and for customers planning to label the purified water under their own name. Eventually, we plan to offer the purified line of products in addition to our flagship brand of Eldorado Natural Spring Water products. The bottled water market is approximately 50% purified water and 50% spring water, and this agreement enables the Company to compete in both market segments.
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
Line of Credit
The Company has a bank line of credit that provides for borrowings of up to $500,000 subject to certain borrowing base requirements and requires monthly interest payments calculated at the Prime Rate plus 0.5% (8.25% at December 31, 2007) with all unpaid principal and interest due August 30, 2008. The line requires the Company to comply with reporting and financial covenants and is cross-collateralized by accounts receivable, inventory and defined real property and guaranteed by three stockholders and officers of the Company. There was no outstanding balance on the line at December 31, 2007.

Note Payable
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
As required by the agreement, the Company issued to Capital Merchant Bank a warrant to purchase up to 2,000,000 shares of the Company’s common stock for an exercise price of $1.50 per share. The warrant was immediately exercisable for up to 700,000 shares, and was to become exercisable for up to an additional 700,000 shares upon completion by the Company of a qualified financing, and up to an additional 600,000 shares upon the six month anniversary of such qualified financing, unless the agreement was sooner terminated. The Agreement with Capital Merchant Bank expired on its stated termination date of January 4, 2007 and the 1,300,000 unvested warrants were forfeited on such date. The outstanding warrants may be exercised, to the extent exercisable from time to time, via a “cashless exercise” procedure, whereby the holder of the warrant may surrender a portion of the warrant shares in payment of the exercise price of the warrant. On December 18, 2006, the Company issued 22,076 shares of its common stock to one individual pursuant to the cashless exercise of a warrant to purchase 100,000 shares of common stock at $1.50 per share. On July 26, 2007, the Company issued 175,860 shares of restricted common stock to six individuals pursuant to the cashless exercise of warrants to purchase 300,000 shares of common stock at $1.50 per share. On November 29, 2007, the Company issued 161,538 shares of restricted common stock to one firm pursuant to the cashless exercise of warrants to purchase 300,000 shares of common stock at $1.50 per share.
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

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The pronouncement is applicable in cases when assets or liabilities are to be measured at fair value. It does not establish new circumstances in which fair value would be used to measure assets or liabilities. The provisions of SFAS No.157 are effective for the Company’s fiscal year commencing April 1, 2008. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 157 will have on its financial statements.
On December 15, 2006 the Securities and Exchange Commission announced that it is has modified reporting requirements for smaller public companies under Section 404 of the Sarbanes-Oxley Act (SOX 404) of 2002. The Commission granted relief to smaller public companies by extending the date by which non-accelerated filers must start providing a report by management assessing the effectiveness of the company’s internal control over financial reporting. The compliance date for these companies was moved from fiscal years ending on or after July 15, 2007, to fiscal years ending on or after December 15, 2007. The Commission also extended the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor’s attestation report on internal control over financial reporting in their annual reports. This deadline was moved to the first annual report for a fiscal year ending on or after December 15, 2009. The extension requires all non-accelerated filers to complete only the management’s portion of the internal control requirements in their first year of compliance with SOX 404. This modification is intended to provide cost savings and efficiency opportunities to smaller public companies and to assist them as they prepare to comply fully with SOX 404 reporting requirements.
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
Note 7 — Subsequent Events
On January 24, 2008, the Company retained Pfeiffer High Investor Relations, Inc. (“PHIR”) to develop and implement a comprehensive investor relations program. For providing services, PHIR will be paid a monthly retainer fee of $5,000. In addition, the Company granted to PHIR principals, John Pfeiffer and Geoff High, a total of 20,000 warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $1.80. The warrants vest one-third on the date of the agreement, one-third at the six-month anniversary and one-third at 12-month anniversary. In the event of termination of the agreement, warrants will vest on a pro-rata basis for the period in which the agreement was in effect. All warrants have a four-year term, have cashless exercise provisions and piggyback registration rights. The warrants were determined to have a value of $26,750 based upon the Black-Scholes option-pricing model, which will be expensed over a one year period.

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
Overview
Eldorado Artesian Springs, Inc. is a Colorado based company that is primarily involved in the bottling and marketing of natural artesian spring water. The spring is located in the foothills of the Colorado Rocky Mountains and is surrounded by thousands of acres of state and city park land, assuring a well protected water source. The water rises up through many layers of sandstone under its own artesian pressure. Currently, Eldorado’s operations consist of its home/commercial delivery business (five and three gallon bottles) and the PET (polyethylene terephtalate, a premium clear plastic container) consumer business. The Company’s growing product portfolio also includes the nation’s only Organic Vitamin Charged Spring Water, which was recently introduced and has generated strong market acceptance. The Company also owns and operates a public swimming pool on its property during the summer months and rents a single-family home on the property. The spring water is transported to the Company owned bottling facility in Louisville, Colorado. The water is transported using stainless steel tanker trucks. Once at the bottling plant the water is then transferred into stainless steel holding tanks until it is used for bottling.
Results of Operations
Performance Overview — Recent Trends
Revenues for the nine months ended December 31, 2007 were $6,468,227 compared to $6,282,716 during the same period ended December 31, 2006, an increase of 3.0%. During the nine months ended December 31, 2007, the Company expensed $69,704 related to the issuance of employee stock options. For many years we have offered incentive stock options to employees in an effort to motivate employees and to help increase the overall value of the Company. The Company had a net loss from operations of $152,331 for the nine months ended December 31, 2007, compared to net income from operations of $243,857 for the nine months ended December 31, 2006. Recent additions to the Company’s product mix have generated additional, one-time costs, to launch the products on a wide level.
Recently, we recognized the opportunity to introduce a new product line to the current natural spring water line. Enhanced and flavored waters have experienced a significant growth over the recent years. Enhanced and flavored water now maintain an 18% market share of the premium water category. In order to compete in this market, the Company introduced its Vitamin Enhanced Organic Spring Water in September 2007. The Company developed four flavors for introduction which included Pink Passion Guava, Sicilian Orange, Strawberry Blueberry and Black Raspberry. The Company is also in the process of developing two additional flavors, Dragonfruit and Peach Mango, which are expected to be introduced in April 2008. We began delivery to approximately 200 new and existing customers utilizing our current delivery system. The products have also been introduced on a regional level to Albertson’s and Vitamin Cottage. Additionally, two regional distribution companies began offering the products to their customers.

Sales of the PET products (.5 liter, 24 oz, 1 liter and 1.5 liter sizes) continue to grow significantly. The PET portion of the bottled water market accounts for almost 2/3’s of the industry revenues and grew at approximately 9.7% for 2006. The Company is pursuing other channels to sell the PET size spring water products and improve sales of contract packaging. Contract packaging is the packaging of our spring water, under our customer’s brands, for resale to consumers by our customer. We began contract packaging for select customers in the fiscal year ended 2004 and recently expanded the contract packaging service to other retailers and individual customers. The contract packaging service has been very well received and has helped increase sales in the PET and gallon products.
We also began offering single serve coffee service to home and office accounts in October 2005. We sell the coffee to customers in specially designed packaging that works exclusively with the coffee dispensers. We provide the accessories to be used with the coffee machines including cups, sugars, creamers, etc. We believe that a coffee service is a complement to our water products and can be efficiently serviced from our current delivery system. The coffee service is counter seasonal to the water service and will provide additional revenues during the winter months when water sales tend to slow.
We believe that we are in a position to continue to grow in the markets we presently service by offering additional products and utilizing advertising and promotional budgets for promoting the product. We will continue to pursue additional business in new and emerging markets.
Three and Nine Months Ended December 31, 2007 Compared to Three and Nine Months Ended December 31, 2006
Revenues
Revenues for the nine months ended December 31, 2007 were $6,468,227 compared to $6,282,716 for the same period ended December 31, 2006, an increase of 3.0%. Revenues for the three months ended December 31, 2007 were $1,899,765 compared to $1,869,852, an increase of 1.6%.
Five and three gallon product sales including the rental of equipment to customers decreased slightly from $4,182,408 for the nine months ended December 31, 2006 to $4,169,904 for the nine months ended December 31, 2007. This segment accounted for 64.5% of the Company’s revenues for the nine months ended December 31, 2007 compared to 66.4% for the same period ended December 31, 2006. In order to compete against lower cost equipment that was being sold locally, we implemented a new plan (the “Service Plan”) for customers, that combines both the water and the equipment in the overall price that the customer is charged. By combining the price of the water and the equipment rental, we have been able to retain our customer base and the average selling price of the water. However, the Service Plan has had the effect of decreasing the average rental price of the equipment that is rented to the customers. The Service Plan has been well received by customers, and we continue to utilize the Service Plan to attract and retain customers. As of December 31, 2007, we had approximately 14,000 delivery accounts. Service Plan accounts represent approximately 23% of the total customer base and have increased by approximately 19% over the past twelve months.
Revenues for the filter division increased 25.1% from $51,762 for the nine months ended December 31, 2006 to $64,740 for the nine months ended December 31, 2007. The filter division has allowed us to retain customers and attract new customers that would have otherwise opted for filtration equipment from a competitor over the use of bottled water delivery.

Sales of the one-gallon products decreased slightly from $637,207 for the nine months ended December 31, 2006 to $620,699 for the same period ended December 31, 2007, a decrease of 2.6%. The decrease in revenues for the nine months ended December 31, 2007 is a result of a decrease in total units of 1.2% and a decrease in average selling prices of 1.6%. We offer promotional allowances to certain retail chains. The retail chains that took advantage of the promotional allowances provided us with the greatest increase in revenues. We continue to offer promotional allowances in each retail chain in order to help promote the product and increase sales. The Company began offering private label packaging for the one-gallon product to a large retail chain at a lower selling price. The total units of private label one-gallon products increased 15.8% for the nine months ended December 31, 2007 compared to the same period ended December 31, 2006. However, the average selling price of the private label one-gallon products is slightly less than the Company’s own brand which has attributed to decrease in revenues.
Sales of the PET products (.5 liter, 24oz, 1 liter and 1.5 liter sizes) increased from $1,241,572 for the nine months ended December 31, 2006 to $1,435,888 for the nine months ended December 31, 2007, an increase of 15.7%. Our contract packaging of the .5 liter and 1.5 liter sizes contributed to the overall increase in total units.
In order to capture some of the additional PET sales and gallon sales, we offered additional promotional dollars and discounts. These promotional expenses had a positive effect on the sales of the PET products and resulted in an increase in revenues of 15.7% for the nine months ended December 31, 2007 as compared to the nine months ended December 31, 2006. We continue to offer promotional allowances to increase revenues of the PET and gallon products. For the nine months ended December 31, 2007 promotional expenses increased from $155,263 for the nine months ended December 31, 2006 to $235,767 for the nine months ended December 31, 2007.
Coffee revenues for the nine months ended December 31, 2007 increased from $104,322 for the nine months ended December 31, 2006 to $128,250 for the nine months ended December 31, 2007, an increase of 23%. The coffee segment continues to be a growing portion of the business as we are able to sell to existing and new customers.
In September 2007, we introduced a new line of Vitamin Enhanced Organic Spring Water to the product mix. Total revenues for the Vitamin Enhanced Organic Spring Water were approximately $41,000 for the nine months ended December 31, 2007. We developed four different flavors and deliver the product from our current fleet of delivery vehicles as well as to various regional distribution centers.
Cost of Goods Sold and Gross Profit
For the nine months ended December 31, 2007, cost of goods sold was $1,408,058 compared to $1,360,811 for the same period ended December 31, 2006, an increase of 3.5%. For the three months ended December 31, 2007, cost of goods sold was $375,975 compared to $394,371 for the same period ended December 31, 2006, a decrease of 4.7%. For the nine months ended December 31, 2007, cost of goods sold increased as a result of the increase in revenues as well as an increase in the cost of products that are used in the PET and gallon products. Resulting gross profit for the nine months ended December 31, 2007 was $5,060,169 or 78.3% of revenues compared with a gross profit of $4,921,905 or 78.4% of revenues for the nine months ended December 31, 2006. Gross profit for the three months ended December 31, 2007 was $1,523,790 or 80.2% of revenues compared with a gross profit of $1,475,481 or 78.9% of sales for the three months ended December 31, 2006.
Operating Expenses
Total operating expenses for the nine months ended December 31, 2007 increased 11.4% to $5,212,500 from $4,678,048 for the same period ended December 31, 2006. Total operating expenses for the three months ended December 31, 2007 increased 15.5% to $1,683,200 from $1,457,906 for the same period ended December 31, 2006. The changes in operating expenses for the three and nine months ended December 31, 2007 are explained in more detail below.

Salaries and Related Expenses
Salaries and related expenses increased by 14.1% for the nine months ended December 31, 2007 and 13.6% for the three months ended December 31, 2007. Salaries and related expenses were $2,719,313 or 42% of sales for the nine months ended December 31, 2007 compared to $2,382,252 or 37.9% of sales for the same period ended December 31, 2006. Included in the increase in the salaries and related expenses is the stock compensation expense of $69,704 recorded to salaries and related expenses in the nine months ended December 31, 2007 compared to $50,149 for the nine months ended December 31, 2006 upon the adoption of SFAS 123(R). The salaries and related expenses related to hauling water and delivering finished goods increased by approximately 125% due to the fact that we were required to haul more water to Eldorado Springs from Denver, Colorado, to replace water used for bottling during the summer months of 2007 compared to the summer months of 2006. Additionally, as the Company added more private labeled products to smaller customers, the cost of production increased due to the additional handling. The Company is able to charge a premium on an average case price to recover the additional cost of production. As new equipment is added, the cost for this product will decrease with the increase in efficiency.
With the introduction of the Vitamin Enhanced Organic Spring Water, we also incurred additional costs for labor while the Company automates some of the packaging procedures. Currently, we are using an Organic Certified facility to package the products but there are still additional costs associated with labeling and hauling the material once it is produced. We expect these costs will decrease as additional equipment is added to make the process more efficient and as we find additional facilities to handle the increase in revenues.
General and Administrative Expenses
For the nine months ended December 31, 2007, general and administrative expenses increased 15% from $1,162,876 for the nine months ended December 31, 2006 to $1,337,699 for the nine months ended December 31, 2007. For the three months ended December 31, 2007, general and administrative expenses increased 26.4% from $348,793 for the three months ended December 31, 2006 to $440,956 for the three months ended December 31, 2007. The increase is due to the increase in dues and subscriptions related to recent water rights purchased and the water purchased under the Water Lease Agreement with Denver Wells, LLC. We expect these costs will continue in the future as we look to pursue other sources to augment spring water used for bottling. We also incurred additional costs from outside sources to haul water to augment the water used from the source for bottling. Health insurance expenses incurred for employees also increased by approximately 9% for the six months ended December 31, 2007 compared to the same period ended December 31, 2006. We also incurred additional costs for professional fees related to the production and development of the Vitamin Enhanced Organic Spring Water. We expect that these costs will decrease in the future.
Advertising and Promotions
For the nine months ended December 31, 2007, advertising and promotional expenses were $215,665 or 3.3% of sales compared to $172,469 or 2.7% of sales for the nine months ended December 31, 2006. For the three months ended December 31, 2007, advertising and promotional expenses were $54,738 or 2.9% of sales compared to $32,109 or 1.7% of sales for the three months ended December 31, 2006. We expect that the current level of advertising and promotional expenditures will be sufficient to maintain the expected level of revenues. Most of the increased costs in advertising and promotional expenses were for the introduction of the Vitamin Enhanced Organic Spring Water. We expect those costs will continue as we enter additional markets for the new product. We recognize certain advertising and promotional expenses for products or services that could have been purchased at a fair market value regardless of whether or not the vendor had purchased the product.

Delivery Expenses
For the nine months ended December 31, 2007, delivery expenses increased 2.8% to $634,587 or 9.8% of sales compared to $617,599 or 9.8% of sales. For the three months ended December 31, 2007, delivery expenses increased 12.4% to $220,851 or 11.6% of sales compared to $196,462 or 10.5% of sales for the same period ended December 31, 2006. Delivery costs fluctuate due to the change in revenues and the costs associated with the operation of additional delivery vehicles including insurance, service, and operational expenses. While we have experienced an increase in fuel costs of approximately 33% there has also been a decrease in vehicle maintenance and leased equipment costs which have helped to mitigate the increased fuel costs.
Depreciation and Amortization
Depreciation and amortization decreased 11% for the nine months ended December 31, 2007 to $305,236 from $342,851 for the same period ended December 31, 2006. Depreciation and amortization decreased 16.3% for the three months ended December 31, 2007 to $93,250 from $111,387 for the same period ended December 31, 2006. We are realizing lower depreciation costs due to the decrease in the amount of fixed assets and more assets that are fully depreciated.
Other Income and Interest Expense
For the nine months ended December 31, 2007, interest income increased 44.1% to $45,530 as compared to $31,594 for the same period ended December 31, 2006. For the three months ended December 31, 2007, interest income increased 37.8% to $14,784 as compared to $10,728 for the same period ended December 31, 2006. In February 2007, we refinanced a long-term note on the property in Eldorado Springs, Colorado and received net proceeds of approximately $560,000 that was placed in an interest bearing account. In October 2007, we refinanced a long-term note on the property in Louisville, Colorado and received net proceeds of approximately $500,000 that was used to purchase additional water rights and equipment and the remainder was also placed in an interest bearing account. In December 2007, we received payment on an outstanding note receivable of approximately $310,000 that was placed in an interest bearing account.
Interest expense for the nine months ended December 31, 2007 increased 17.7% to $258,046 as compared to $219,299 for the same period ended December 31, 2006. Interest expense for the three months ended December 31, 2007 increased 9.6% to $85,183 for the three months ended December 31, 2007 as compared to $77,694 for the same period ended December 31, 2006. The increase in net interest expense resulted from the refinance of the notes on the property in Eldorado Springs, Colorado and the property in Louisville, Colorado. We refinanced the notes to receive net proceeds to be used in the operations of the Company and we extended the payment terms, which resulted in more of the payment allocated towards interest.
In August 2001, the Company entered into an agreement to sell certain parcels of real estate to Messrs. Larson and Sipple for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60-month carry back financing of $400,000 with interest at 7.5% due annually that has been recorded as notes receivable related party. On December 7, 2007, Mr. Sipple paid the entire balance due to the Company in the amount of $310,311. At that time, $178,772 of the deferred gain from the sale of real estate was recognized as the $200,000 note receivable plus interest from Mr. Sipple was paid in full.
Income Taxes
For the nine months ended December 31, 2007, we recorded income tax benefit of $40,611 against our pretax book loss of $186,075, a 21.8% effective tax rate compared to a 47.1% effective tax rate for the nine months ended December 31, 2006. The change in the effective tax rate resulted from the adoption of SFAS 123(R). The Company recorded $69,704 of stock compensation expense for the nine months ended December 31, 2007 for which a tax benefit is not available.

Net Income and Net Loss
We reported net loss for the nine months ended December 31, 2007 of $145,464 compared to net income of $78,452 during the nine months ended December 31, 2006. We reported a net loss of $35,426 for the three months ended December 31, 2007 compared to a net loss of $32,391 during the same period ended December 31, 2006.
Liquidity and Capital Resources
Trade accounts receivable for the nine months ended December 31, 2007 were 1.5% higher than at the year ended March 31, 2007. Days sales outstanding remained constant at 36 days for the nine months ended December 31, 2007 and 2006.
Cash flows provided by operating activities resulted in a net outflow of $84,202 for the nine months ended December 31, 2007 as compared to a net inflow of $451,124 for the nine months ended December 31, 2006, a decrease of $535,326. The decrease in cash flows provided by operating activities was a combined result of the changes in net income, note receivable, inventory, accounts receivable, taxes and a change in deferred gain on the sale of real estate. We anticipate that cash flow from operations will be available to fund existing obligations for expected cash requirements over the next year and thereafter.
Cash flows used in investing activities for the purchase of property and equipment, which included electric coolers that are rented to delivery customers and water rights, resulted in a net outflow of $210,081 for the nine months ended December 31, 2007 compared to a net outflow of $470,315 for the same period ended December 31, 2006. The Company purchased additional water rights for $237,500 during the nine months ended December 31, 2007 which will be used to augment water that is currently used.
Cash flow provided by financing activities, resulted in cash inflow of $525,013 for the nine months ended December 31, 2007 compared to cash outflow of $27,874 for the nine months ended December 31, 2006.
Our cash balance at December 31, 2007 increased by $230,730 from $607,759 at March 31, 2007 to $838,489 at December 31, 2007.
We have a line of credit with Affiliated National Bank for $500,000. The line of credit was renewed in August 2007 and will expire in August 2008. There was no balance due on the line of credit as of December 31, 2007 and as of the date of this report. Under this agreement, we are required to comply with certain covenants. As of December 31, 2007, we were in compliance with all covenants. We believe that the line of credit will be renewed when due. We have no other material commitments for capital expenditures.
The following table sets forth our contractual commitments as of December 31, 2007:

Fiscal Year End	Long-Term Debt	Operating Lease	Total
2008	$73,348	$317,353	$390,701
2009	78,078	245,349	323,427
2010	88,158	191,097	279,255
2011	99,160	103,113	202,273
2012	1,419,181	23,431	1,442,612
Thereafter	2,720,215	—	2,720,215

Total	$4,478,140	$880,343	$5,358,483

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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The pronouncement is applicable in cases when assets or liabilities are to be measured at fair value. It does not establish new circumstances in which fair value would be used to measure assets or liabilities. The provisions of SFAS No.157 are effective for the Company’s fiscal year commencing April 1, 2008. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 157 will have on its financial statements.
On December 15, 2006, the Securities and Exchange Commission announced that it is has modified reporting requirements for smaller public companies under Section 404 of the Sarbanes-Oxley Act (SOX 404) of 2002. The Commission granted relief to smaller public companies by extending the date by which non-accelerated filers must start providing a report by management assessing the effectiveness of the company’s internal control over financial reporting. The compliance date for these companies was moved from fiscal years ending on or after July 15, 2007, to fiscal years ending on or after December 15, 2007. The Commission also extended the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor’s attestation report on internal control over financial reporting in their annual reports. This deadline was moved to the first annual report for a fiscal year ending on or after December 15, 2009. The extension requires all non-accelerated filers to complete only the management’s portion of the internal control requirements in their first year of compliance with SOX 404. This modification is intended to provide cost savings and efficiency opportunities to smaller public companies and to assist them as they prepare to comply fully with SOX 404 reporting requirements.
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

Item 3. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the conclusion of the period ended December 31, 2007, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Control deficiencies have been identified by management in consultation with Ehrhardt Keefe Steiner & Hottman, PC, our independent auditors. Certain matters involving internal control deficiencies considered to be a material weakness have been reported to the board of directors. The material weaknesses relate to a lack of technical expertise as it related to complex accounting matters associated with the issuance of warrants and the impact on deferred income taxes. We intend to consult with experts in these matters to avoid any issues that may arise in this area in the future.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE AND PROCEEDS
On November 29, 2007, the Company issued 161,538 shares of its common stock to one warrant holder pursuant to the cashless exercise of warrants to purchase 300,000 shares of common stock at $1.50 per share. The common stock was issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), as provided in Section 4(2) thereof, as a transaction by an issuer not involving a public offering. No commissions were paid in connection with the issuance and an appropriate “restricted” legend was placed on the certificates representing the common stock.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
Item 5. OTHER INFORMATION
Not applicable.
Item 6. EXHIBITS

Exhibit No.	Description
10.1	Commercial Loan Agreement with American National Bank dated October 11, 2007(incorporated by reference to Exhibit 10.19 to the Company’s Form 10-QSB filed November 14, 2007).

10.2	Water Use Agreement with City of Louisville, Colorado dated October 16, 2007(incorporated by reference to Exhibit 10.22 to the Company’s Form 8-K filed November 21, 2007).

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification Of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Executive Officer.

32.2	Certification Of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Financial Officer.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELDORADO ARTESIAN SPRINGS, INC.
Date: February 14, 2008	By:	/s/ Douglas Larson
Douglas Larson, President and Chief Executive Officer

Date: February 14, 2008	By:	/s/ Cathleen Shoenfeld
Cathleen Shoenfeld, Chief Financial Officer

ELDORADO ARTESIAN SPRINGS, INC.
Quarterly Report on Form 10-QSB
for the Quarter Ended December 31, 2007
Exhibits Filed Herewith

Exhibit No.	Description
10.1	Commercial Loan Agreement with American National Bank dated October 11, 2007(incorporated by reference to Exhibit 10.19 to the Company’s Form 10-QSB filed November 14, 2007).

10.2	Water Use Agreement with City of Louisville, Colorado dated October 16, 2007(incorporated by reference to Exhibit 10.22 to the Company’s Form 8-K filed November 21, 2007).

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification Of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Executive Officer.

32.2	Certification Of Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 by Chief Financial Officer.