Form 10KSB
period 2008-03-31
ELDORADO ARTESIAN SPRINGS INC
filed 2008-06-27
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended March 31, 2008
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
Common Stock, par value $.001 per share
(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined under Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
For the year ended March 31, 2008, the revenues of the issuer were $8,457,412.
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, on the Nasdaq’s Over-the Counter Bulletin Board, on June 19, 2008 was $2,836,537.50.
As of June 19, 2008, the Issuer had a total of 6,696,481 shares of common stock, $.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders, expected to be held in
August 2008, are incorporated by reference into Part III of this Form 10-KSB.
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
All references in this report to “Company,” “we,” “us,” “our,” or “Eldorado” refer to Eldorado Artesian Springs, Inc.
ITEM 1. DESCRIPTION OF BUSINESS.
The Company bottles, markets and distributes natural spring water under the Eldorado Artesian Spring Water brand. The Company also markets and distributes organic vitamin charged spring water under the Eldorado Artesian Spring Water Brand. The Company sells its products primarily in Colorado.
Industry Background
Bottled water is perceived by many consumers as being a healthy, natural beverage, and this perception has driven demand for this product among many consumers. For this reason, bottled water sales in the United States have risen at a compound annual growth rate of approximately 9% over the past 5 years. Bottled water has been marketed in the United States for over 100 years, but it really burst onto the beverage scene in the mid 1970’s. During this same period of time, the American populace became more aware of the deterioration of municipal water supplies and the harmful effects of both contamination and chemical additives. Recently, reports have been released that show that many water systems in America are contaminated with the residual waste of pharmaceutical drugs, caffeine, steroids and countless other chemicals that are nearly impossible for the municipal treatment systems today to eliminate from the water supply. Further fuel to the water market was provided by the rising health consciousness of people in general, as they have turned away from high caloric and alcoholic beverages in favor of products that are perceived as natural and beneficial. In 2007, total U.S. bottled water volume exceeded 9.02 billion gallons, a 9.2% advance over 2006’s volume level, according to the latest edition of “Bottled Water in the U.S.,” published by Beverage Marketing Corporation. That translates into 30.2 gallons per person. Additionally, the wholesale dollar sales for bottled water exceeded $11.6 billion in 2007, a 6.4% increase over the $10.9 billion in 2006. Beverage Marketing Corporation analysts have determined that bottled water now ranks second only to carbonated soft drinks of all beverage categories in per capita consumption per year.
The bottled water industry is generally broken down into two segments: sparkling and non-sparkling waters. Non-sparkling waters dominate the U.S. industry with an estimated 95% share of total category volume. In addition, non-sparkling waters account for 99% of the U.S. industry growth.
Bottles used for the smaller packaging, typically in sizes 1.5 liters and smaller, are made of polyethylene terephtalate (PET), a premium clear plastic. These bottles are commonly referred to in the beverage industry as PET bottles. The PET market has been driven by manufacturers who have begun bottling their water in smaller, more portable sizes, which are sold at retail and intended to fit the active lifestyles of bottled water consumers. The PET category has been the driving force behind the explosive growth in bottled water consumption. It is the most competitive market, dominated by four of the largest food and beverage companies in the world. During 2007, individual servings of bottled water in sizes of 1.5 liters and smaller accounted for approximately 60% of the volume of bottled water sold, indicating that consumers are choosing bottled water in lieu of other bottled drinks.

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
More recently the beverage market has been influenced by the now fastest growing segment which is the “Enhanced and Flavored” segment of the industry. Flavored waters included in this segment have seen significant growth but the real growth has been in the enhanced or functional waters. Enhanced waters are those which include specific additives for perceived health or attitude benefits. The enhanced segment contributed about $1.5 billion in 2006 and was projected to grow by approximately 50% in 2007 and continued growth rates of over 30% for 2008-2009. The Company introduced a line of enhanced waters that are differentiated from the others in the market. The product is made with organic ingredients and vitamins and high quality spring water. The objective is to make a product with superior taste and quality.
The natural and organic market is the fastest growing category in the grocery industry. Growth rates are expected to be approximately 14% and over the past nine years the compound annual growth rates of the grocery industry have been over 17% according to Wall Street Research. There is a substantial growth in the enhanced water segment.
Company Background
Eldorado Artesian Springs, Inc. was formed under the laws of the State of Colorado on April 15, 1986, under the name Lexington Funding, Inc. (“Lexington”). Effective April 10, 1987, Lexington acquired all of the shares of Eldorado Artesian Springs, Inc. (“Eldorado”) of Eldorado Springs, Colorado. Eldorado, a Colorado corporation, was formed in 1983. In June 1988, Eldorado was merged into Lexington pursuant to a statutory merger, and Lexington changed its name to Eldorado Artesian Springs, Inc. As a result of the Eldorado acquisition and subsequent merger, the primary business of the Company is the bottling and sale of spring water from springs located in Eldorado Springs, Colorado on property owned by the Company. In addition to real property, the wells and springs thereon, and water rights, the Company owns a bottling plant in Louisville, Colorado (including building and bottling equipment), associated containers and equipment, resort buildings, a residential home, and an outdoor swimming pool which are located on the property in Eldorado Springs, Colorado.
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

In September 2008, the Company introduced a line of Organic Vitamin Charged spring water. The beverage industry has been influenced by the Enhanced segment of the beverage market. The Company believes the Organic Vitamin Charged spring water will compete based on the organic ingredients, superior taste and brand recognition in the Colorado area where we currently distribute our water products. The Company expects to grow the distribution of this product off of existing delivery vehicles as well as through other independent distribution companies.
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
On May 9, 2007, the Company purchased three and one-half (3 1/2) shares of the capital stock, either common or preferred, of the Farmers Reservoir and Irrigation Company Marshall Lake Division (“Shares”) for the purchase price, including broker commission, of $87,500. On October 10, 2007, the Company purchased six (6) shares of capital stock of the Farmers Reservoir and Irrigation Company, Marshall Lake Division for the purchase price of $150,000. On March 21, 2008, the Company purchased approximately 5 shares (4.925 shares) of capital stock of the Farmers Reservoir and Irrigation Company, Marshall Lake Division for the purchase price of $123,696. The purpose for the purchase of the additional shares is to provide for replacement water for out of priority withdrawals of the spring source. The new water rights will not be amortized but will be evaluated for impairment annually.
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

In Eldorado Springs, the water is loaded into stainless steel tanker trucks and transported to the new bottling facility in Louisville, Colorado. Once at the facility, the water is transferred into stainless steel tanks until bottled. The Company installed all stainless steel piping in the new facility and monitors quality on a regular basis to assure the highest quality products. As a safeguard to any contamination, the water passes through a protective filter and ultra-violet light.
Products
The Company is principally in the business of selling bottled artesian spring water. Sales of the Company’s water have historically been made by selling five gallon and three gallon bottles of water directly to homes and businesses, retail grocery stores and distributors located in Colorado. The Company also sells its water at wholesale to retail food stores (grocery chains), by packaging the water into smaller, more convenient sizes which are suitable for retail distribution. The Company rents coolers to customers to dispense the bottled water. The Company also rents and sells filtration equipment to customers for home and office accounts. The Company added coffee and coffee equipment to its product mix delivered to customers from route delivery vehicles. The coffee is packaged by Green Mountain Coffee Roasters and is delivered by the Company’s employees. The Company’s water bottling operation accounted for approximately 99% of the Company’s revenues for the fiscal year ended March 31, 2008. The Company recently added a line of organic vitamin charged spring water to the product line and those products were available for distribution in September 2007. Additionally, in Eldorado Springs, the Company owns and operates a resort on its property during the summer months and rents a single-family home.
Sales and Distribution
The Company sells its bottled artesian spring water into two distinct segments of the market for bottled water.
Home/Commercial Delivery Business
Direct delivery of bottled water to homes and businesses has historically been the focus of the Company’s business. The Company’s bottled water delivery business primarily consists of the sale of five gallon and three gallon containers of water to customers who lease water dispensers from the Company. The Company delivers these bottles directly to customers using trucks owned or leased by the Company. The Company’s delivery sales are made primarily in the Denver/Boulder, Colorado metropolitan area (but also in selected other cities along the front range). As of March 31, 2008, the Company had approximately 14,000 active delivery accounts, and the delivery business currently accounts for roughly 70% of the Company’s revenues. Of the five and three gallon accounts, approximately 55% were home accounts and 45% were commercial accounts.
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
The smaller packages and the organic vitamin charged spring water, which are sold principally through retail chain stores, are effectively marketed by using point of purchase inducements to gain new trial customers, usually in the form of discounts in price in conjunction with signage.

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
Competition
The bottled water industry has numerous competitors. Generally, the industry is made up of a few large companies (who own multiple brands), smaller companies whose products are distributed only on a regional or local basis and some private label brands. The Company’s competitors include more diversified corporations having substantially greater assets and larger sales organizations than the Company, as well as other small firms. The Company’s competitors in the local Denver/Boulder area for home and office delivery include Deep Rock and Sierra Springs. The Company also competes in the retail area for the smaller PET packages and the organic vitamin charged spring water with products including Aquafina, Arrowhead, Evian, Deep Rock, Dasani, vitamin water, Propel, Snapple and various private label brands. The Company is a smaller regional company compared to the competitors as most of the Company’s products are sold in Colorado. The Company competes on the basis of product quality, customer service, and price. The Company believes that the products’ superior taste, competitive pricing and attractive packaging are significant factors in maintaining the Company’s competitive position.
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
Research and Development Costs
The Company incurred a total of approximately $10,000 during the fiscal years ending 2008 and 2007 for costs related to the research and development of vitamin enhanced flavored organic spring water. The Company expects to incur minimal additional costs during the fiscal year 2009.

Employees
As of March 31, 2008, the Company had 74 full-time employees. During the summer months, the Company employs approximately 14 seasonal employees for the operation of the pool.
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
Louisville, Colorado
In August 2001, the Company purchased a new facility in Louisville, Colorado located approximately 10 miles from Eldorado Springs. This new facility is approximately 40,000 square feet. The Company utilizes approximately 9,000 square feet for office space for its corporate headquarters. The facility also serves as the bottling facility and warehouse space for raw and finished materials. The building sits on 6.6 acres owned by the Company. The new facility was financed through an SBA loan and through traditional bank financing and is now financed through traditional bank financing.
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

	High	Low
Fiscal Year 2008
Fourth Quarter through March 31, 2008	$2.25	$1.45
Third Quarter through December 31, 2007	$3.50	$1.45
Second Quarter through September 30, 2007	$4.13	$1.55
First Quarter through June 30, 2007	$2.88	$2.70

Fiscal Year 2007
Fourth Quarter through March 31, 2007	$2.09	$1.00
Third Quarter through December 31, 2006	$2.09	$1.33
Second Quarter through September 30, 2006	$1.71	$1.13
First Quarter through June 30, 2006	$3.50	$1.28
Holders
The Company had 134 record owners of its common stock as of June 19, 2008.
Dividends
No dividends have been declared or paid to date on the Company’s common stock, and the Company does not anticipate paying dividends in the foreseeable future. The Company follows a policy of cash preservation for future use in the business.
Recent Sales of Unregistered Securities
On January 24, 2008, in connection with the engagement of an investor relations firm, the Company issued to the two principals of the investor relations firm a warrant to purchase a total 20,000 shares of the Company’s common stock at an exercise price of $1.80 per share. The warrant expires four years from the date of issuance and vested one-third on the date of the engagement, and will vest one third at the six-month anniversary and one-third at the twelve-month anniversary of the engagement. The warrant was issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, as provided in Section 4(2) thereof, as a transaction by an issuer not involving a public offering. An appropriate “restricted” legend was placed on the certificate representing the warrant.

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
The Company’s facility consists of a total of approximately 40,000 square feet in Louisville, Colorado. The water is transported to the new facility in stainless steel tanker trucks. Once at the bottling plant, the water is then transferred into stainless steel holding tanks until it is used for bottling.
Results of Operations
Performance Overview — Recent Trends
Sales increased from fiscal year 2007 to fiscal year 2008 while overall net income decreased during the same period. Operating expenses for fiscal year 2008 have increased compared to the prior fiscal year. The Company saw the biggest effect to net income from the combined results of the increase in revenue and increase in costs associated with the packaging and delivery of the smaller packaged products. The Company also began introducing a new line of organic vitamin charged spring water and has increased advertising and promotional expenses in order to gain market share in this segment of the beverage industry.
The Company has experienced increased competition from larger water companies resulting in lower average selling prices in the major retail chains for the PET products. The Company continues to seek other distribution avenues in order to increase sales of the PET products. In addition, the Company continues to utilize advertising and promotional budgets to help promote various products. The Company has been pursuing ways to offer more sizes of the products off of our own delivery vehicles to increase sales to existing customers. Additionally, the Company has introduced coffee products and coffee dispensing equipment to increase overall sales and efficiencies off of route vehicles. The Company also introduced a new line of organic vitamin charged spring water that is currently distributed off of route vehicles as well as to major retail chains in the Colorado market.
General economic trends have increased the costs associated with raw materials and wages paid to package the smaller packaged products. Additionally, costs associated with the maintenance of the facility have increased. Finally, based on recent assessments of property owned by the Company, property taxes have also increased.
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

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007
Sales
Sales for the year ended March 31, 2008 were $8,457,412 compared to $8,248,307 for the same period ended March 31, 2007, an increase of 2.5%.
Sales of the products used in the delivery to homes and offices which include 5 and 3 gallons bottles as well as the dispenser units were 64.7% of sales and decreased from $5,543,898 for fiscal year 2007 to $5,476,222 for fiscal year 2008, a decrease of $67,676 or 1.2%. Total units of 5 and 3 gallon products decreased 2.2% from the fiscal year ended March 31, 2007 to the fiscal year ended March 31, 2008 while the average selling price increased approximately 1% due to a price increase that went into effect on October 1, 2007.
The Company introduced additional products to service customers off of the existing route base over the past few years. The filter division of the Company increased filter rental and sales from $70,267 in fiscal year 2007 to $87,333 in fiscal year 2008, an increase of 24.2%. The Company also introduced coffee and coffee equipment for service from our existing route vehicles. For the year ended March 31, 2008, sales for coffee, coffee equipment and accessories increased from $151,279 for the fiscal year ended March 31, 2007 compared to $175,274 for the fiscal year ended March 31, 2008.
Sales of the Company’s PET products (.5 liter to 1.5 liter sizes), including private label products, represented 21.2% of sales for fiscal year 2008 and 19.7% of sales for fiscal year 2007 or $1,792,322 and $1,623,151, respectively. This represented an increase of 10.4%. Total unit sales for the PET products increased 2.6% from fiscal year 2007 to fiscal year 2008. The Company’s gallon size products were 9.3% of sales or $790,460 in fiscal year 2008 compared to $817,013 in fiscal year 2007, a decrease of 3.2%. Sales for the private label products increased 81.9% for the year ended March 31, 2008 compared to the year ended March 31, 2007. Total unit sales for all of the private label products increased 32.8% for the fiscal year ended March 31, 2008 compared to the same period ended March 31, 2007. The Company is able to offer the private label products at a premium to customers wishing to utilize the product in their marketing campaigns.
In the second quarter of the fiscal year ended March 31, 2008, the Company began introducing an organic vitamin charged spring water for distribution off of existing route vehicles as well as through major distributors. The product is now available throughout Colorado and in portions of surrounding states. The line of organic vitamin charged spring water is available in Albertson’s, Vitamin Cottage, K&G (Jenny’s Markets), and one of the nation’s premier health food supermarkets. Additionally, the product is distributed to more than 2,000 other retail outlets, convenience stores and on-premise locations by UNFI and US Food Service distributors. The Company is utilizing purchasing incentives for the retail buyers as well as supporting in store sampling which shows increased market acceptance where customers have had the opportunity to sample. The Company has been able to add additional distributors and the result has been an increase in shipment quarter over quarter.
Gross Profit/Cost of Goods Sold
Cost of goods sold for fiscal year 2008 were $1,860,315, or 22% of sales, compared to $1,732,078 or 20.9% of sales for fiscal year 2007. Gross profit increased from $6,516,229, or 79.0% of sales in fiscal year 2007 to $6,597,097 or 78.0% of sales for fiscal year 2008. Overall, gross profit increased 1.2% from the fiscal year ended March 31, 2007.
Cost of goods for the home and office products were $293,561, or 5.3% of 5 and 3 gallon sales for fiscal year 2008, compared to $308,295, or 5.6% of sales for fiscal year 2007. Cost of goods for the 1 gallon products were $356,015, or 45% of 1 gallon sales for fiscal year 2008, compared to $381,191, or 46.6% of sales for fiscal year 2007. The decrease in the cost of goods is due to the decrease in the total unit sales combined with an increase in the average selling price. Cost of goods for the PET products were $1,005,179, or 56% of sales for fiscal year 2008, compared to $890,727, or 54.8% of sales for fiscal year 2007. Due to recent economic conditions, the cost of bottles and packaging for products has increased resulting in the decrease in gross profit.
Operating Expenses
Total operating expenses increased to $6,934,665 in fiscal year 2008 from $6,179,952 in fiscal year 2007, an increase of $754,713 or 12.2%. Of the total operating expenses, salaries and related expenses increased to $3,586,933 in fiscal year 2008, or 42.4% of sales, from $3,152,611 in fiscal year 2007, or 38.2% of sales. The Company recognized the largest increase in the wages for the production and mostly for the private label packaging. The other area of increase was for water hauling wages in order to augment overall water usage. The Company has maintained a stable workforce and continues to work towards increasing efficiencies in all departments.
Administrative and general expenses increased 14.0% for 2008 as compared to fiscal year 2007. The Company experienced increased expenses related to drought conditions and water rights primarily for legal fees and engineering work. In addition, the Company recognized increased expenses for property taxes, as well as repairs and maintenance on the facilities owned by the Company.

Delivery expenses increased from $799,130 for fiscal year 2007 to $848,769 for fiscal year 2008, an increase of 6.2%. The rising costs of fuel resulted in an increase of 33.8% of fuel costs as compared to the previous year while the costs for insurance have decreased 17.4%. There has also been a decrease in vehicle maintenance and leased equipment costs which have helped to mitigate the increased fuel costs.
Advertising and promotion expenses increased 41.7% for fiscal year 2008 compared to the fiscal year 2007. For 2008, advertising and promotion expenses were 3.4% of sales compared to 2.5% of sales for 2007. The increase of advertising and promotion expenses is due to the launch of the new organic vitamin charged spring water. The Company will incur additional costs as we promote the product at events and through major retail chains. The Company recognizes certain advertising and promotional expenses for products or services that could have been purchased at a fair market value regardless of whether or not the vendor had purchased the product.
Depreciation and amortization decreased 8.0% for fiscal year 2008 as compared to fiscal year 2007. Depreciation and amortization for fiscal year 2008 was 4.9% of sales compared to 5.4% of sales for fiscal year 2007. The Company’s need for additional equipment has decreased and some equipment has reached the end of its life resulting in a decrease in overall depreciation and amortization expenses.
Interest, Taxes, Other Income and Other Expenses
For the year ended March 31, 2008, interest income increased approximately 31.4% to $56,039 as compared to $42,626 for the same period ended March 31, 2007. In February 2007, the Company refinanced a long-term note on the property in Eldorado Springs, Colorado and received net proceeds of approximately $560,000 that was placed in an interest bearing account. In October 2007, we refinanced a long-term note on the property in Louisville, Colorado and received net proceeds of approximately $500,000 that was used to purchase additional water rights and equipment and the remainder was also placed in an interest bearing account. In December 2007, we received payment on an outstanding note receivable of approximately $310,000 that was also placed in an interest bearing account.
Interest expense for the year ended March 31, 2008 increased 15.1% to $342,629 as compared to $297,599 for the same period ended March 31, 2007. The increase in net interest expense resulted from the refinance of the notes on the property in Eldorado Springs, Colorado and the property in Louisville, Colorado. We refinanced the notes to receive net proceeds to be used in the operations of the Company and we extended the payment terms, which resulted in more of the payment allocated towards interest.
In August 2001, the Company entered into an agreement to sell certain parcels of real estate to Messrs. Larson and Sipple for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60-month carry back financing of $400,000 with interest at 7.5% due annually that was recorded as notes receivable related party. On December 7, 2007, Mr. Sipple paid the entire balance due to the Company in the amount of $310,311. At that time, $178,722 of the deferred gain from the sale of real estate was recognized. The remaining deferred gain to be recognized is $178,822.
For the fiscal year ended March 31, 2008, the Company recorded income tax benefit of $134,128 against our pretax book loss of $445,436, a 30.1% effective tax rate compared to a tax expense of $86,020 against our pretax book income of $81,304 for the fiscal year ended March 31, 2007. The Company had a net loss before taxes of $445,436 for fiscal year 2008 compared to net income before taxes of $173,604 for fiscal year 2007.
The Company had a net loss after taxes of $311,308 in fiscal year 2008 compared to a net income of $87,584 for fiscal year 2007.
Liquidity and Capital Resources
Trade accounts receivable for the year ended March 31, 2008 were 6% more than at year ended March 31, 2007. This resulted from the increase in revenues for the year ended March 31, 2008. Days sales outstanding was approximately 38 days for March 31, 2008 and 37 days for March 31, 2007.

Cash flows from operating activities had a net outflow of $347,609 for fiscal year 2008. The cash used in operating activities represents an increase of $883,846 from fiscal year 2007. The largest reconciling item between net income and net cash flow from operations was the $411,035 of depreciation and amortization. The change in operating activities also resulted from the change in inventories, accounts receivable and income taxes. The Company anticipates that cash flow from operations will be available to fund existing obligations for expected cash requirements over the next year and thereafter.
Cash flows from investing activities resulted in a net outflow of $378,120 for fiscal year 2008. This total represents expenditures on equipment for electric water coolers, filtration equipment and coffee dispensing equipment that are rented to delivery customers. Additionally, during the fiscal year ended March 31, 2008, the Company purchased additional water rights totaling $361,196 to augment water that is currently used in operations.
Cash flows from financing activities resulted in a net inflow of $507,410 for fiscal year 2008. The Company received proceeds from the exercise of stock options in the amount of $76,000 for a total of 58,000 shares of stock. The remaining increase relates to the net proceeds from long term debt.
The Company’s cash balance at March 31, 2008 decreased to $389,440 by a net amount of $218,319 from $607,759 at March 31, 2007.
The Company has a line of credit with American National Bank for $500,000. As of March 31, 2008, the Company did not have a balance due on the line of credit. The line of credit is due for renewal on August 30, 2008. The Company believes that the line of credit will be renewed when due. The Company has no other material commitments for capital expenditures.
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company, Messrs. Larson and Sipple, for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% that has been recorded as notes receivable related party and includes $118,138 of accrued interest at March 31, 2008. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. The accumulated interest and outstanding principal were due upon maturity in August 2007. As of the date of this annual report, the note due from Mr. Larson has not yet been paid. During the year ended March 31, 2003, the Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties.
On December 7, 2007, Mr. Sipple paid the entire balance due to the Company in the amount of $310,311. The Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note. In the third quarter of fiscal year 2008, $178,722 of the deferred gain was recognized as the $200,000 note receivable plus interest from Mr. Sipple was paid. In July 2001, when the Company’s Board of Directors authorized the aforementioned real estate transactions, the Company also authorized the sale of certain real estate at the then fair value to Mr. Martin, another officer of the Company. Because of county land approval processes and associate delays, the officer’s option to purchase the real estate expired on September 26, 2007 and, as of the date of this annual report, has not been further extended.
Contractual Obligations and Commitments
The following table sets forth our contractual commitments as of March 31, 2008:

Fiscal Year End	Long-Term Debt	Operating Lease	Total
2009	$56,748	$316,836	$373,584
2010	62,031	263,969	326,000
2011	67,085	195,038	262,123
2012	1,451,282	83,771	1,535,053
2013	2,823,391	78,363	2,901,754
Thereafter	—	—	—

Total	$4,460,537	$937,977	$5,398,514

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
In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The pronouncement is applicable in cases when assets or liabilities are to be measured at fair value. It does not establish new circumstances in which fair value would be used to measure assets or liabilities. The provisions of SFAS No.157 are effective for the Company’s fiscal year commencing April 1, 2008. The Company has determined the adoption of SFAS No. 157 will not have an impact on its consolidated financial statements.
In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract by contract basis and would need to be supported by concurrent documentation or a pre-existing documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective for the Company beginning with fiscal year 2008. The Company has determined that the adoption of SFAS 159 will not have an impact on its financial position and results of operations.
ITEM 7. FINANCIAL STATEMENTS
The Company’s audited financial statements, as set forth below, are included with this Annual Report on Form 10-KSB.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Eldorado Artesian Springs, Inc.
Louisville, Colorado
We have audited the accompanying balance sheet of Eldorado Artesian Springs, Inc. as of March 31, 2008 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended March 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eldorado Artesian Springs, Inc. as of March 31, 2008, and the results of its operations and its cash flows for the years ended March 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.
Ehrhardt Keefe Steiner & Hottman PC
June 26, 2008
Denver, Colorado

Balance Sheet
March 31, 2008

Assets
Current assets
Cash	$389,440
Accounts receivable — trade, net	893,660
Inventories	437,171
Prepaid expenses and other	107,144
Deferred tax asset	29,648

Total current assets	1,857,063

Non-current assets
Property, plant and equipment, net	4,177,350
Notes receivable — related party	318,138
Water rights, net	432,871
Deposits	135,785
Other, net	184,302

Total non-current assets	5,248,446

Total assets	$7,105,509

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$417,929
Accrued expenses	318,352
Customer deposits	80,530
Current portion of long-term debt	56,748

Total current liabilities	873,559

Non-current liabilities
Long-term debt, less current portion	4,403,789
Deferred tax liability	75,480
Deferred gain on the sale of real estate	178,822

Total non-current liabilities	4,658,091

Total liabilities	5,531,650

Commitments and contingency

Stockholders’ equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,426,464 issued and outstanding	6,426
Additional paid-in capital	1,634,159
Accumulated deficit	(66,726)

Total stockholders’ equity	1,573,859

Total liabilities and stockholders’ equity	$7,105,509

Statements of Operations

	For the Years Ended
	March 31,
	2008	2007

Revenues
Water and related	$8,297,186	$8,104,710
Rentals	12,000	12,000
Pool and other	148,226	131,597

Total revenues	8,457,412	8,248,307

Cost of goods sold	1,860,315	1,732,078

Gross profit	6,597,097	6,516,229

Operating expenses
Salaries and related expenses	3,586,933	3,152,611
Administrative and general	1,801,118	1,579,282
Delivery	848,769	799,130
Advertising and promotions	286,810	202,392
Depreciation and amortization	411,035	446,537

Total operating expenses	6,934,665	6,179,952

(Loss) income from operations	(337,568)	336,277

Other income (expense)
Other income	—	92,300
Gain on the sale of property	178,722	—
Interest income	56,039	42,626
Interest expense	(342,629)	(297,599)

Total other expense	(107,868)	(162,673)

(Loss) income before income taxes	(445,436)	173,604

Income tax (expense) benefit
Current	—	(138,990)
Deferred	134,128	52,970

Total income tax benefit (expense)	134,128	(86,020)

Net (loss) income available to common shareholders	$(311,308)	$87,584

Basic weighted average common shares outstanding	6,274,028	6,012,178

Basic (loss) income per common share	$(0.05)	$0.01

Weighted average diluted number of shares outstanding	6,274,028	6,361,934

Diluted (loss) earnings per share	$(0.05)	$0.01

Statement of Changes in Stockholders’ Equity
For the Year Ended March 31, 2008

				Retained
			Additional	Earnings/	Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance — March 31, 2006	5,990,990	5,991	1,413,111	156,998	1,576,100

Stock options exercised	18,000	18	20,719	—	20,737

Conversion of warrants to shares	22,076	22	(22)	—	—

Stock options issued to employees	—	—	50,149	—	50,149

Net income	—	—	—	87,584	87,584

Balance — March 31, 2007	6,031,066	$6,031	$1,483,957	$244,582	$1,734,570

Stock options exercised	58,000	57	75,943	—	76,000

Conversion of warrants to shares	337,398	338	(338)	—	—

Stock options issued to employees	—	—	74,597	—	74,597

Net loss	—	—	—	(311,308)	(311,308)

Balance — March 31, 2008	6,426,464	$6,426	$1,634,159	$(66,726)	$1,573,859

Statements of Cash Flows

	For the Years Ended
	March 31,
	2008	2007
Cash flows from operating activities
Net (loss) income	$(311,308)	$87,584
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	411,035	446,537
Deferred income taxes	(21,158)	(52,969)
Stock based compensation	74,597	50,149
Accrued interest on related party note receivable	(37,999)	(42,628)
Gain on sale of real estate	(178,722)	—
Changes in assets and liabilities
Accounts receivable	(50,979)	(12,801)
Inventories	(240,724)	100,330
Prepaid expenses and other	(32,663)	(8,558)
Other assets	(58,491)	18,511
Deposits	(26,781)	(95,000)
Accounts payable	163,870	(34,431)
Accrued expenses	75,134	10,902
Income taxes	(100,366)	69,331
Customer deposits	(13,054)	(720)

Net cash (used in) provided by operating activities	(347,609)	536,237

Cash flows from investing activities
Purchase of water rights	(361,196)	—
Payments received on related party note receivable	310,311	—
Purchases of property and equipment	(327,235)	(543,942)

Net cash used in investing activities	(378,120)	(543,942)

Cash flows from financing activities
Proceeds from exercise of stock options	76,000	20,737
Net proceeds from line of credit	—	50,000
Payments on line of credit	—	(356,150)
Proceeds from long-term debt	4,406,393	1,500,000
Payments on long-term debt	(3,974,983)	(685,681)

Net cash provided by financing activities	507,410	528,906

Net (decrease) increase in cash	(218,319)	521,201

Cash — beginning of year	607,759	86,558

Cash — end of year	$389,440	$607,759

Supplemental disclosure of cash flow information
Cash paid during the year for interest was $342,629 (2008) and $297,599 (2007).
Cash paid during the year for income taxes was $99,750 (2008) and $34,250 (2007).

Note 1 — Description of Business and Summary of Significant Accounting Policies
Eldorado Artesian Springs, Inc., (the “Company”), is a Colorado corporation which primarily sells bottled Artesian spring water from springs located in Eldorado Springs, Colorado and rents water dispensers. The Company also sells a line of Organic Vitamin Charged Spring Water to retail stores. The Company also rents housing, and during the summer months, it operates a natural Artesian spring pool. The Company’s bottling and distribution facility is located in Louisville, Colorado.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At March 31, 2008, the Company did not have any cash equivalents.
Inventories
Inventories consist primarily of water bottles and packaging and are stated at the lower of cost or market, determined using the first-in, first-out method (FIFO).
Deposits
Deposits consist primarily of deposits related to the purchase of equipment.
Property, Plant, and Equipment
Property, plant and equipment are stated at cost. Machinery, equipment, furniture and fixtures are depreciated using various methods over their estimated useful lives, ranging from 3 to 7 years. Buildings and improvements are depreciated using the straight-line method over the estimated useful lives for owned assets, ranging from 15 to 39 years. Depreciable lives on leasehold improvements are the shorter of the lease term or the useful life.
Water Rights
Water rights are recorded at cost. As water rights have an indefinite life, no amortization is recognized.
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
Stock Based Compensation
The Company accounts for employee stock-based compensation under the provisions of the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,”(“SFAS 123(R)”) which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R) to its valuation methods. The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model. Stock-based compensation expense recognized under SFAS 123(R) for the twelve months ended March 31, 2008 was $74,597, which consisted of compensation expense related to employee stock options based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense related to employee stock options disclosed, but not recognized, in the financial statements for the twelve months ended March 31, 2007 was $50,149, before income tax benefit.
Basic and Diluted Earnings (Loss) Per Common Share
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
Potentially dilutive common shares and outstanding warrants which have been exclude from the computation of diluted income per share as of March 31, 2008 and 2007 were 905,000 and 6,000, respectively, because their effect would have been antidilutive.

	2008	2007

Net (loss) income	$(311,308)	$87,584
Common shares outstanding:
Weighted average common shares outstanding — basic	6,274,028	6,012,176
Effect of dilution from stock options and warrants	—	174,879
Weighted average common shares outstanding — diluted	6,274,028	6,361,934
Net (loss) income per share, basic	$(0.05)	$0.01
Net (loss) income per share, diluted	$(0.05)	$0.01
Fair Value of Financial Instruments
The carrying amounts of financial instruments including cash, receivables, accounts payable and accrued expenses approximated fair value as of March 31, 2008, because of the relatively short maturity of these instruments.
The carrying amounts of notes receivable and long-term debt approximates fair value as of March 31, 2008 because interest rates on these instruments approximate market interest rates.

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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expense for the years ended March 31, 2008 and 2007 were $286,810 and $202,392, respectively.
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
In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The pronouncement is applicable in cases when assets or liabilities are to be measured at fair value. It does not establish new circumstances in which fair value would be used to measure assets or liabilities. The provisions of SFAS No.157 are effective for the Company’s fiscal year commencing November 1, 2008. The Company has determined the adoption of SFAS No. 157 will not have an impact on its consolidated financial statements.
In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract by contract basis and would need to be supported by concurrent documentation or a pre-existing documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective for the Company beginning with fiscal year 2008. The Company has determined that the adoption of SFAS 159 will not have an impact on its financial position and results of operations.

Note 2 — Balance Sheet Disclosures
Accounts receivable consist of the following at March 31, 2008:

Accounts receivable
Accounts receivable	$973,660
Allowance for doubtful accounts	(80,000)

$893,660

Property, plant and equipment consist of the following at March 31, 2008:

Property, plant and equipment
Land	$1,000,263
Buildings and improvements	3,924,858
Machinery and equipment	4,550,367
Office furniture and fixtures	325,511

9,800,999
Less accumulated depreciation and amortization	(5,623,649)

$4,177,350

Water rights consist of the following at March 31, 2008:

Water rights	$540,696
Less accumulated amortization	(107,825)

$432,871

Other assets consist of the following at March 31, 2008:

Other assets
Customer lists, loan fees, and other	$280,786
Accumulated amortization	(96,484)

$184,302

Accrued expenses consist of the following at March 31, 2008:

Accrued expenses
Accrued payroll and taxes	$95,748
Accrued repairs	24,139
Accrued property taxes	172,403
Accrued sales taxes	26,062

$318,352

Note 3 — Deferred Gain on the Sale of Real Estate
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company, Messrs. Larson and Sipple, for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% that has been recorded as notes receivable related party and includes $118,138 of accrued interest at March 31, 2008. The Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. The accumulated interest and outstanding principal were due upon maturity in August 2007. As of the date of this annual report, the note due from Mr. Larson has not yet been paid. During the year ended March 31, 2003, the Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties.
On December 7, 2007, Mr. Sipple paid the entire balance due to the company in the amount of $310,311. In the third quarter of fiscal year 2008, $178,722 of the deferred gain was recognized as the $200,000 note receivable plus interest from Mr. Sipple was paid. In July 2001, when the Company’s Board of Directors authorized the aforementioned real estate transactions, the Company also authorized the sale of certain real estate at the then fair value to Mr. Martin, another officer of the Company. Because of county land approval processes and associate delays, the officer’s option to purchase the real estate expired on September 26, 2007 and, as of the date of this annual report, has not been further extended.
Note 4 — Line of Credit
The Company has a bank line of credit that provides for borrowings up to $500,000 subject to certain borrowing base requirements, requires monthly interest payments calculated at Prime plus 0.5% (5.75% at March 31, 2008) with all unpaid principal and interest due in August 2008. The line includes certain reporting and financial covenants and is cross-collateralized by accounts receivable, inventory and defined real property and guaranteed by three stockholders and officers of the Company. There was not an outstanding balance on the line at March 31, 2008.
Note 5 — Long-Term Debt
Long-term debt is as follows at March 31, 2008

Note payable to a bank with interest fixed at 7.5% until October 2012, at which time the balance of the note is due. The note calls for monthly principal and interest payments of $22,385 and matures October 2012. Cross Collateralized by substantially all assets of the Company and guaranteed by three stockholders and officers of the Company. The note is subject to certain restrictive covenants.	$2,982,880

Note payable to a bank with interest fixed at 7.75% until February 2012, at which time the balance of the note is due. The note calls for monthly principal and interest payments of $11,439 with all unpaid principal and interest due February 2012. Cross-collateralized by all rents and deed of trust of the Company and guaranteed by three stockholders and officers of the Company.	1,477,657

4,460,537
Less current portion	(56,748)

$4,403,789

Maturities of long-term obligations are as follows:

Year Ending March 31,

2009	$56,748
2010	62,031
2011	67,085
2012	1,451,282
Thereafter	2,823,391

$4,460,537

Note 6 — Income Taxes
The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that are not expected to be realized based on available evidence. The Company expects future taxable income and, therefore, believes it will recognize future benefits related to its deferred tax asset. The net current and long-term deferred tax assets and liabilities in the accompanying balance sheet include the following at March 31, 2008:

Current deferred tax asset	$29,648
Current deferred tax liability	—

Net current deferred tax asset	$29,648

Long-term deferred tax asset	$111,424
Long-term deferred tax liability	(75,480)

Net long-term deferred tax asset	$35,944

Temporary differences giving rise to the net deferred tax asset are as follows at March 31, 2008:

Allowance for doubtful accounts	$29,648
Property and equipment	(66,001)
Intangible assets	(1,612)
Net operating loss	111,424
Deferred gain	(7,867)

$65,592

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income compared to the income tax (expense) benefit in the statements of income:

	For the Years Ended
	March 31,
	2008	2007

Federal income taxes computed at statutory rate	$(151,448)	$(59,025)
State income taxes and other	(10,947)	(5,305)
Stock based compensation associated with issuance of warrants	25,363	(18,585)
Other	2,904	(3,105)

	$(134,128)	$(86,020)

Note 7 — Commitments
Operating Leases
The Company leases delivery trucks, vehicles, equipment and property under non-cancelable operating leases. Rent expense for these leases was $427,693 and $472,483 for the years ended March 31, 2008 and 2007, respectively.
Future minimum lease payments under these leases are approximately as follows:

Year Ending March 31,

2009	$316,836
2010	263,969
2011	195,038
2012	83,771
2013	78,363

$937,977

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
Note 8 — Contingency
When the Company purchased mountain property in 1983, included in the purchase price were certain water rights for Eldorado Springs. These water rights are relatively junior to other water rights in the South Boulder Creek and South Platte Basins. The Company has the right to beneficially use all of the water that emanates from the springs in accordance with its water rights unless a more senior rights holder makes a call on the water. A senior call might occur in the winter or when runoff is low and insufficient to meet the water needs of more senior water users below Eldorado Springs. Because of Colorado’s drought conditions, the possibility of a senior call has increased. For many years, the Company had enrolled its water rights in a substitute supply plan approved by the Colorado State Engineer, which serves to protect the Company’s water supply in the event of a senior call.
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
The following table presents the activity for options outstanding:

		Weighted
		Average
	Stock	Exercise
	Options	Price

Outstanding — March 31, 2006	995,000	1.34
Granted	145,000	1.50
Forfeited/canceled	(24,000)	1.20
Exercised	(18,000)	1.15

Outstanding — March 31, 2007	1,098,000	1.37
Granted	47,000	1.75
Forfeited/canceled	(182,000)	1.43
Exercised	(58,000)	1.31

Outstanding — March 31, 2008	905,000	$1.38

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Price*	Life*	Number	Price*

0.875	38,000	0.875	1.01	38,000	0.875
1.00	29,000	1.00	5.4	29,000	1.00
1.375	659,000	1.375	.08	659,000	1.375
1.43	100,000	1.43	3.84	25,000	1.43
1.65	32,000	1.65	8.09	32,000	1.65
1.75	37,000	1.75	9.09	37,000	1.75
1.938	5,000	1.938	2.08	5,000	1.938
2.125	5,000	2.125	1.08	5,000	2.125

Total — March 31, 2008	905,000	$1.38	1.38	830,000	$1.38

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, in years, respectively.

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
On February 2, 2007, the Company granted 100,000 options to one of its directors at fair value. These options vest over 4 years and expire in 5 years. These options were determined to have a value of $78,297 based on the Black-Scholes option-pricing model and an estimated forfeiture rate of 23%. The value of the option will be expensed over the term of the vesting schedule. For the year ended March 31, 2008, $19,572 was recorded as compensation expense. $58,725 remains to be expensed over the remaining vesting period. The following is a summary of the assumptions used and the weighted average grant-date fair value of these stock option grants.

For the Year Ended
March 31,
2008
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

For the Year Ended
March 31,
2008
Approximate risk free rate	4.65%
Average expected life	10 years
Dividend yield	0%
Volatility	87.5%
Estimated fair value of total options granted	$1.53 per share
Warrants
On January 24, 2008, the Company retained Pfeiffer High Investor Relations, Inc. (“PHIR”) to develop and implement a comprehensive investor relations program. For providing services, PHIR will be paid a monthly retainer fee of $5,000. In addition, the Company granted to PHIR principals, John Pfeiffer and Geoff High, a total of 20,000 warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $1.80. The warrants vest one-third on the date of the agreement, one-third at the six-month anniversary and one-third at 12-month anniversary. In the event of termination of the agreement, warrants will vest on a pro-rata basis for the period in which the agreement was in effect. All warrants have a four-year term, have cashless exercise provisions and piggyback registration rights. The warrants were determined to have a value of $26,750 based upon the Black-Scholes option-pricing model, which will be expensed in full by March, 31, 2009. As of March 31, 2008, 6,667 of the warrants are fully vested and the remaining 13,333 warrants will vest by January 2009. The warrants have a remaining life of 3.8 years.

Note 10 — Employee Benefit Plan
The Company has adopted a 401(k) profit sharing plan for its employees. Employees become eligible to participate in the plan once they have completed one year of service and have reached 21 years of age. Contributions by the Company and employees vest immediately. The Company matches 100% of employee’s contributions up to 3% of the employee’s gross pay. The Company matched approximately $54,000 for the year ended March 31, 2008 and $50,000 for the year ended March 31, 2007. No discretionary profit sharing contributions were approved by the Board of Directors for the years ended March 31, 2008 and 2007.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 8A(T). CONTROLS AND PROCEDURES
Conclusion Regarding The Effectiveness Of Disclosure Controls And Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.
With the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. In consultation with Ehrhardt Keefe Steiner & Hottman, PC, our independent registered public accounting firm, management has identified a control deficiency that it believes constitutes a material weakness in our internal control over financial reporting. The material weakness relates to our lack of technical expertise regarding complex accounting matters associated with certain equity transactions and the impact on deferred income taxes. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.
Management’s Annual Report On Internal Control Over Financial Reporting
Our management, under the supervision of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of the inherent limitations of internal control over financial reporting, misstatements may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), referred to as the Internal Control—Integrated Framework. Based on this assessment, management, with the participation of our principal executive officer and principal financial officer, has determined that we did not maintain effective internal controls over financial reporting as of March 31, 2008. Management has identified a material weakness in the operation of our internal controls over financial reporting as it relates to the lack of technical expertise regarding complex accounting matters associated with certain equity transactions and the impact on deferred income taxes. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-KSB.
Remediation Of Material Weaknesses in Internal Control Over Financial Reporting
In light of the conclusion that our internal control over financial reporting was not effective, our management is in the process of implementing a plan intended to remediate such ineffectiveness and to strengthen our internal controls over financial reporting through the implementation of certain remedial measures, including obtaining the assistance of experienced financial personnel to enhance our financial reporting capabilities and assist our principal financial officer as the need arises.
Changes In Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, in the future we intend to obtain the assistance of experienced financial personnel to enhance our financial reporting capabilities.
ITEM 8B. OTHER INFORMATION
None.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.
The Company’s Board of Directors has adopted a code of ethics to provide guidance on maintaining the Company’s commitment to being honest and ethical in its business endeavors. The code of ethics applies to the Company’s directors, executive officers and employees and covers a wide range of business practices, procedures and basic principles regarding corporate and personal conduct. The Company undertakes to provide without charge, upon request, a copy of the code of ethics. A request for the code of ethics can be made in writing to the Company’s Chief Financial Officer, Eldorado Artesian Springs, Inc., 1783 Dogwood Street, Louisville, CO 80027.
ITEM 10. EXECUTIVE COMPENSATION
The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

ITEM 13. EXHIBITS

Exhibit
No.	Description	Location

3.1	Articles of Incorporation and Bylaws	Incorporated by reference to Exhibit 3 to the Registration Statement (No. 33-6738-D)

3.2.	Amended Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 1998

3.3	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to Eldorado’s Form SB-2/A (Registration Statement No. 333-68553) filed with the Securities and Exchange Commission on November 21, 2000

3.4	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to Eldorado’s Form SB-2/A (Registration Statement No. 333-68553) filed with the Securities and Exchange Commission on July 2, 1999

10.1*	1997 Stock Option Plan	Incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-68553

10.2	Promissory Note with First National Bank of Boulder County dated June 27, 1997	Incorporated by reference to Exhibit 10.2 to Registration Statement No. 333-68553

10.3	Deed of Trust dated June 27, 1997	Incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-68553

10.4	Small Business Administration Note — U.S. Bank, August 21, 2001	Incorporated by reference to Exhibit 10.4 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.5	U.S. Bank, August 21, 2001 Deed of Trust	Incorporated by reference to Exhibit 10.5 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.6	U.S. Small Business Administration Note — Bank of West August 21, 2001	Incorporated by reference to Exhibit 10.6 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.7	Bank of West, August 21, 2001, Deed of Trust	Incorporated by reference to Exhibit 10.7 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.8	Contract to Buy and Sell Real Estate (Commercial)	Incorporated by reference to Exhibit 10.1 to Eldorado’s Form 10-QSB for the quarter ended September 30, 2001

10.9	Contract to Buy and Sell Real Estate (Residential)	Incorporated by reference to Exhibit 10.2 to Eldorado’s Form 10-QSB for the quarter ended September 30, 2001

10.10	Contract to Buy and Sell Real Estate (Residential)	Incorporated by reference to Exhibit 10.3 to Eldorado’s Form 10-QSB for the quarter ended September 30, 2001

10.11	Note receivable — Doug Larson	Incorporated by reference to Exhibit 10.8 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

Exhibit
No.	Description	Location

10.12	Doug Larson — Pledge agreement	Incorporated by reference to Exhibit 10.9 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.13	Note receivable — Kevin Sipple	Incorporated by reference to Exhibit 10.10 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.14	Kevin Sipple — Pledge agreement	Incorporated by reference to Exhibit 10.11 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.15	Management Consulting and Finders Agreement, dated as of January 4, 2005, by and between the Company and Capital Merchant Bank, LLC	Incorporated by reference to Exhibit 10.1 to Eldorado’s Form 8-K filed with the Securities and Exchange Commission on January 11, 2005

10.16	Warrant to Purchase Shares of Common Stock, dated January 4, 2005	Incorporated by reference to Exhibit 10.2 to Eldorado’s Form 8-K filed with the Securities and Exchange Commission on January 11, 2005

10.17	Water Lease Agreement with Denver Wells, LLC dated August 31, 2006	Incorporate by reference to Exhibit 10.14 to Eldorado’s Form 8-K filed with the Securities and Exchange Commission on October 4, 2006

10.18	Commercial Loan Agreement with American National Bank dated February 20, 2007	Incorporated by reference to Exhibit 10.18 to Eldorado’s Form 10-KSB filed with the Securities and Exchange Commission on June 26, 2007

10.19	Commercial Loan Agreement with American National Bank dated October 11, 2007	Incorporated by reference to Exhibit 10.1 to Eldorado’s Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007

10.20	Purchase and Sale Agreement with Farmers Reservoir and Irrigation Company Marshall Lake Division Shares dated February 28, 2007	Incorporated by reference to Exhibit 10.20 to Eldorado’s Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007

10.21	Purchase and Sale Agreement with Farmers Reservoir and Irrigation Company Marshall Lake Division Shares dated August 2, 2007	Incorporated by reference to Exhibit 10.21 to Eldorado’s Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007

10.22	Water Use Agreement with the City of Louisville, Colorado dated October 16, 2007	Incorporated by reference to Exhibit 10.22 to Eldorado’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2007

10.23	Purchase and Sale Agreement with Farmers Reservoir and Irrigation Company Marshall Lake Division Shares dated March 21, 2008	Filed herewith

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit
No.	Description	Location

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Management contract or compensatory plan
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELDORADO ARTESIAN SPRINGS, INC.
By:	/s/ Douglas A. Larson
Douglas A. Larson,
President (Principal Executive Officer)
Dated: June 27, 2008
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ Douglas A. Larson Douglas A. Larson,	June 27, 2008
President and Director

/s/ Kevin M. Sipple	June 27, 2008

Kevin M. Sipple,
Vice-President, Secretary and Director

/s/ Cathleen Shoenfeld	June 27, 2008

Cathleen Shoenfeld,
Chief Financial Officer, Chief Accounting Officer
(Principal Financial and Accounting Officer)

/s/ Jeremy S. Martin	June 27, 2008

Jeremy S. Martin,
Vice-President and Director

/s/ George J. Schmitt	June 27, 2008

George J. Schmitt,
Director

/s/ J. Ross Colbert	June 27, 2008

J. Ross Colbert,
Director

EXHIBIT INDEX

Exhibit
No.	Description	Location

10.23	Purchase and Sale Agreement with Farmers Reservoir and Irrigation Company Marshall Lake Division Shares dated March 21, 2008	Filed herewith

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith