Form 10-Q
period 2008-06-30
ELDORADO ARTESIAN SPRINGS INC
filed 2008-08-12
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-18235

ELDORADO ARTESIAN SPRINGS, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-0907853
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1783 Dogwood Street Louisville, Colorado (Address of Principal Executive Offices)	80027 (Zip Code)
Registrant’s Telephone Number, Including Area Code: (303) 499-1316
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On August 12, 2008, there were 6,696,481 shares of the registrant’s common stock, $.001 par value, outstanding.

ELDORADO ARTESIAN SPRINGS, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ELDORADO ARTESIAN SPRINGS, INC.
Balance Sheets

	June 30,	March 31,
	2008	2008
	(Unaudited)
Assets
Current assets
Cash	$215,232	$389,440
Accounts receivable
Trade, net of allowance of $80,000	1,006,454	893,660
Inventories	441,989	437,171
Prepaid expenses and other	81,555	107,144
Deferred tax asset	29,648	29,648

Total current assets	1,774,878	1,857,063

Non-current assets
Property, plant and equipment — net	4,287,879	4,177,350
Notes receivable — related party	324,093	318,138
Water rights — net	432,871	432,871
Deposits	149,148	135,785
Long-term deferred tax asset — net	145,944	35,944
Other — net	68,120	72,878

Total non-current assets	5,408,055	5,172,966

Total	$7,182,933	$7,030,029

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$556,927	$417,929
Accrued expenses	254,629	318,352
Customer deposits	83,517	80,530
Line of credit	140,000	—
Current portion of capital lease obligations	41,881	—
Current portion of long-term debt	52,835	56,748

Total current liabilities	1,129,789	873,559

Non-current liabilities

Capital lease obligations, less current portion	106,900	—
Long-term debt, less current portion	4,393,539	4,403,789
Deferred gain on the sale of real estate	178,822	178,822

Total non-current liabilities	4,679,261	4,582,611

Total liabilities	5,809,050	5,456,170

Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,696,481 (2008) and 6,426,464 (2007) issued and outstanding	6,696	6,426
Additional paid-in capital	1,640,453	1,634,159
Accumulated deficit	(273,266)	(66,726)

	1,373,883	1,573,859

Total	$7,182,933	$7,030,029

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Operations

	For the Three Months Ended
	June 30,
	2008	2007
Revenue
Water and related	$2,175,050	$2,118,823
Resort operations	42,288	46,203

Net revenue	2,217,338	2,165,026

Cost of goods sold	521,696	446,247

Gross profit	1,695,642	1,718,779

Operating expenses
Salaries and related	971,322	899,781
Administrative and general	506,396	429,941
Delivery	238,565	199,971
Advertising and promotions	96,618	70,089
Depreciation and amortization	116,568	104,321

	1,929,469	1,704,103

Operating (loss) income	(233,827)	14,676

Other income (expense)
Interest income	6,743	15,227
Interest expense	(89,456)	(84,919)

Total other expense	(82,713)	(69,692)

Net loss before provision for income taxes	(316,540)	(55,016)

Income tax benefit	110,000	6,000

Net loss	$(206,540)	$(49,016)

Basic loss per common share	$(0.03)	$(0.01)

Diluted loss per common share	$(0.03)	$(0.01)

Weighted average number of common shares outstanding	6,579,365	6,032,670

Weighted average number of dilutive shares outstanding	6,579,365	6,032,670

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statement of Changes in Stockholders’ Equity
For the Three Months Ended June 30, 2008

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance — March 31, 2008	6,426,464	$6,426	$1,634,159	$(66,726)	$1,573,859

Net issuance of shares due to the exercise of options	270,017	270	(270)	—	—

Stock options issued	—	—	6,564	—	6,564

Net loss	—	—	—	(206,540)	(206,540)

Balance — June 30, 2008	6,696,481	$6,696	$1,640,453	$(273,266)	$1,373,883

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Cash Flows

	Three Months Ended
	June 30,
	2008	2007
Cash flows from operating activities
Net (loss) income	$(206,540)	$(49,016)

Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	116,568	104,321
Deferred income tax (benefit) expense	(110,000)	(6,000)
Stock based compensation	6,564	59,918
Accrued interest on related party note receivable	(5,955)	(11,138)
Income tax payable	—	(99,750)

Changes in certain assets and liabilities

Accounts receivable	(112,794)	(100,259)
Inventories	(4,818)	(39,754)
Prepaid expenses and other	30,347	(169)
Deposits	(13,363)	5,000
Accounts payable	138,998	160,095
Accrued expenses	(63,723)	(10,522)

Customer deposits	2,987	10,874

Net cash (used in) provided by operating activities	(221,729)	23,600

Cash flows from investing activities
Purchase of water rights	—	(87,500)
Purchases of property and equipment	(75,316)	(52,141)

Net cash flows used in investing activities	(75,316)	(139,641)

Cash flows from financing activities
Payments on long-term obligations	(17,163)	(18,737)
Proceeds on line of credit	140,000	—
Proceeds from exercise of stock options	—	1,750

Net cash flows provided by (used in) financing activities	122,837	(16,987)

Net (decrease) increase in cash	(174,208)	(133,028)

Cash — beginning of period	389,440	607,759

Cash — end of period	$215,232	$474,731

Supplemental disclosures of cash flow information:
Cash paid for interest for the three months ended June 30, 2008 and June 30, 2007 was $89,456 and $84,919, respectively.
Cash paid for income taxes for the three months ended June 30, 2008 and June 30, 2007 was $0 and $99,750, respectively.
During the three months ended June 30, 2008, $148,781 in equipment was acquired through capital leases.
See notes to the financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Notes to Unaudited Financial Statements
Note 1 — Summary of Significant Accounting Policies
Interim Unaudited Financial Statements
The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended June 30, 2008 and 2007 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally made in the registrant’s annual report on Form 10-KSB. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended March 31, 2008.
Note 2 — Stockholders’ Equity
Stock Dividend
On July 13, 2007, the Board of the Company approved the distribution of a 100% stock dividend on the Company’s common stock. The Company’s shareholders of record at the close of business on August 8, 2007 received one additional share for every share of common stock held on that date. The Company distributed the dividend shares on August 22, 2007. As of the date of record for the stock dividend, for all presentations, the share and per share data in the accompanying financial statements has been adjusted to reflect the effects of this stock dividend.
Stock Option Expenses
The Company accounts for employee stock-based compensation under the provisions of the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R) to its valuation methods. The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2008 was $6,564, which consisted of compensation expense related to employee stock options based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

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
On February 2, 2007, the Company granted 100,000 options to one of its directors at fair value. These options vest over 4 years and expire in 5 years. These options were determined to have a value of $78,297 based on the Black-Scholes option-pricing model and an estimated forfeiture rate of 23%. The value of the option will be expensed over the term of the vesting schedule. For the three months ended June 30, 2008, $4,893 was recorded as compensation expense. $53,832 remains to be expensed over the remaining vesting period. The following is a summary of the assumptions used and the weighted average grant-date fair value of these stock option grants.

Three Months Ended
June 30, 2008
Risk Free Interest Rate	4.65%
Expected life (years)	5
Expected dividend yield	0%
Annualized volatility	88.5%
Estimated fair value of options granted	$1.01 per share
On April 17, 2008, the Company granted 50,000 options to a certain employee at fair value. These options will vest over 5 years and will expire in 10 years. These options were determined to have a value of $62,965 based upon the Black-Scholes option-pricing model and an estimated forfeiture rate of 23%. The value of the option will be expensed over the term of the vesting schedule. The following is a summary of the assumptions used and the weighted average grant-date fair value of these stock option grants.

Three Months Ended
June 30, 2008
Risk Free Interest Rate	3.75%
Expected life (years)	7.5
Expected dividend yield	0%
Annualized volatility	118.27%
Estimated fair value of options granted	$1.26 per share
Warrants
On January 24, 2008, the Company retained Pfeiffer High Investor Relations, Inc. (“PHIR”) to develop and implement a comprehensive investor relations program. For providing services, PHIR will be paid a monthly retainer fee of $5,000. In addition, the Company granted to PHIR principals, John Pfeiffer and Geoff High, a total of 20,000 warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $1.80. The warrants vest one-third on the date of the agreement, one-third at the six-month anniversary and one-third at 12-month anniversary. In the event of termination of the agreement, warrants will vest on a pro-rata basis for the period in which the agreement was in effect. All warrants have a four-year term, have cashless exercise provisions and piggyback registration rights. The warrants were determined to have a value of $26,750 based upon the Black-Scholes option-pricing model, which will be expensed in full by March, 31, 2009. As of June 30, 2008, $1,671 was recorded as compensation expense. As of June 30, 2008, 6,667 of the warrants are fully vested and the remaining 13,333 warrants will vest by January 2009. The warrants have a remaining life of 3.6 years.

Note 3 — Related Party Transactions
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company, Messrs. Larson and Sipple, for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% that has been recorded as notes receivable related party and includes $124,093 of accrued interest at June 30, 2008. The Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. During the year ended March 31, 2003, the Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. The accumulated interest and outstanding principal were due upon maturity in August 2007.
On December 7, 2007, Mr. Sipple paid the entire balance due to the Company in the amount of $310,311. In the third quarter of fiscal year 2008, $178,722 of the deferred gain was recognized as the $200,000 note receivable plus interest from Mr. Sipple was paid. As of June 30, 2008, the note due from Mr. Larson has not yet been paid and the outstanding principal and interest due is $324,093 as reflected in the Company’s financial statements as “Notes receivable — related party.” In July 2001, when the Company’s Board of Directors authorized the aforementioned real estate transactions, the Company also authorized the sale of certain real estate at the then fair value to Mr. Martin, another officer of the Company. Because of county land approval processes and associate delays, the officer’s option to purchase the real estate expired on September 26, 2007.
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
On August 31, 2006, the Company entered into a Water Lease Agreement with Denver Wells, LLC, a Colorado limited liability company. Under the terms of the agreement, Eldorado is leasing 100 acre feet annually of nontributary ground water from Denver Wells, LLC for an initial term of two (2) years that commenced on August 31, 2006. The cost of the lease was $60,000 in year one and $65,000 in year two. Denver Wells, LLC also agreed to lease to the Company up to 200 additional acre feet of water per year, if needed, for an additional $600 per acre foot in year one and $650 per acre foot in year two. The Company also has the option to purchase 300 acre feet per year of water from the existing and operating well or wells under the terms of the agreement. If the Company exercises its purchase option, the purchase price will be $10,000 per acre foot if purchased before December 31, 2006. The purchase price increases by .5% in each month thereafter. With the execution of the lease, the Company paid a $90,000 earnest money deposit. The deposit is nonrefundable unless Denver Wells, LLC is unable to obtain a change in the use of the water adjudicated to include augmentation. In the event that the Company executes the option to purchase the water, the deposit will be applied to the purchase price. The first lease payment was made on September 29, 2006 and the second lease payment was made on September 26, 2007.

On July 28, 2008, the Company entered into a First Amendment dated July 15, 2008 to the Water Lease Agreement with Denver Wells, LLC, to extend the original agreement for an additional two (2) years, commencing October 1, 2008 and continuing through September 20, 2010. The cost of the lease is $70,000 in year three and $75,000 in year four. Pursuant to the First Amendment, Denver Wells, LLC also agreed to lease to the Company up to 200 additional acre feet of water per year, if needed, for an additional $700 per acre foot in year three and $750 per acre foot in year four. The third lease payment will be made on or about September 30, 2008 and the fourth lease payment will be made on or about September 30, 2009.
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
Note 5 — Commitments
Line of Credit
The Company has a bank line of credit that provides for borrowings of up to $500,000 subject to certain borrowing base requirements and requires monthly interest payments calculated at the Prime Rate plus 0.5% (5.5% at June 30, 2008) with all unpaid principal and interest due August 30, 2008. The line requires the Company to comply with reporting and financial covenants and is cross-collateralized by accounts receivable, inventory and defined real property and guaranteed by three stockholders and officers of the Company. The balance on the line of credit was $140,000 as of June 30, 2008.
Note Payable
On October 11, 2007, the Company entered into a commercial loan agreement with American National Bank. Under the loan agreement, the Company received proceeds of $3,000,000 from the bank pursuant to a promissory note. The terms of the note include a fixed interest rate of 7.5% for five years with monthly payments of approximately $22,300. A single “balloon payment” of the entire unpaid balance of principal and interest will be due on October 11, 2012. Under the loan agreement, the Company granted the bank security interests in the leases and rents on the property in Louisville, Colorado as well as a deed of trust for the same property in Louisville, Colorado.
The Company used the proceeds to pay off an existing real estate loan of approximately $2,500,000 for the corporate headquarters and bottling facility located in Louisville, Colorado. In addition, the Company will use the additional proceeds of approximately $500,000 to purchase additional water rights and purchase additional equipment for the production of the recently introduced Organic Vitamin Charged Spring Water.

Note 6 — Subsequent Events
On July 28, 2008, the Company entered into a First Amendment dated July 15, 2008 (“Amendment”) to the Water Lease Agreement dated August 31, 2006 (“Agreement”) with Denver Wells, LLC (“Denver Wells”), extending the term of the original lease Agreement for two years, commencing on October 1, 2008 and continuing through September 30, 2010 (the “Extension Term”). During the Extension Term, the Company will lease 100 acre feet annually of nontributary ground water from Denver Wells at a cost of $70,000 for year three and $75,000 for year four. Denver Wells also agreed to lease to the Company up to 200 additional acre feet of water per year, if needed, for an additional $700 per acre foot in year three and $750 per acre foot in year four. The third lease payment will be due on or about September 30, 2008 and the fourth lease payment will be due on or about September 30, 2009. All other terms in the original lease Agreement remain unchanged and were expressly affirmed in the Amendment, including the Company’s option to purchase 300 acre feet of water per year from the existing and operating well or wells at $10,000 per acre foot if purchased before December 31, 2006, subject to a 0.5% increase per month thereafter.
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
Overview
Eldorado Artesian Springs, Inc. is a Colorado based company that is primarily involved in the bottling and marketing of natural artesian spring water. Currently, Eldorado’s operations consist of its home/commercial delivery business (five and three gallon bottles) and the PET (polyethylene terephtalate, a premium clear plastic container) consumer business. Over the years, the Company has added additional products to its service and delivery operation in order to handle competition from other companies. The Company began offering filtration products in July 2003 and coffee products and coffee equipment in October 2005. The Company’s growing product portfolio also includes the nation’s only Organic Vitamin Charged Spring Water, which was recently introduced and has generated strong market acceptance. All of the products that the Company provides have been easily integrated into the current service and delivery operations. During the summer months, the Company also owns and operates an outdoor swimming pool in Eldorado Springs, Colorado.

Results of Operations
Performance Overview — Recent Trends
Revenues for the three months ended June 30, 2008 were $2,217,338 compared to $2,165,026 during the same period ended June 30, 2007, an increase of 2.4%. The Company had a net loss from operations of $233,827 for the three months ended June 30, 2008, compared to net income from operations of $14,676 for the three months ended June 30, 2007.
Recently, we recognized the opportunity to introduce a new product line to the current natural spring water line. Enhanced and flavored waters have experienced a significant growth over the recent years. Enhanced and flavored water now maintain an 18% market share of the premium water category. In order to compete in this market, the Company introduced its Organic Vitamin Charged Spring Water in September 2007. The Company developed six flavors for introduction which included Pink Passion Guava, Sicilian Orange, Strawberry Blueberry, Black Raspberry, Dragonfruit and Peach Mango and began delivery to approximately 200 new and existing customers utilizing our current delivery system. The products have also been introduced on a regional level to Albertson’s, Vitamin Cottage and a major natural foods supermarket. Additionally, two regional distribution companies began offering the products to their customers.
General economic trends have increased the costs associated with raw materials and the fuel costs associated with the operation of the route vehicles. Additionally, costs associated with the maintenance of the facility, health insurance, property taxes and advertising and promotional expenses have increased the total operating expenses compared to the previous year.
The Company will continue to look for additional ways to increase the sales of our core products while also introducing the new Organic Vitamin Charged Spring Water line to our existing distribution channels and expanding into new territories.
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Revenues
Sales for the three months ended June 30, 2008 were $2,217,338 compared to $2,165,026 for the same period ended June 30, 2007, an increase of 2.4%.
Sales of the products used in the delivery to homes and offices, which include 5 and 3 gallons bottles as well as the dispenser units, were 63.5% of sales and decreased slightly from $1,412,225 for the three months ended June 30, 2007 to $1,409,534 for the three months ended June 30, 2008, a decrease of $2,691 or less than 1%. Total units of 5 and 3 gallon products decreased less that 1% from the three months ended June 30, 2007 to the three months ended June 30, 2008, while the average selling price increased approximately 2.1%. The Company increased the price of the 5 and 3 gallon bottles in March 2008 which resulted in an increase of the average selling price by approximately 2.8%.

Sales of the filter division increased from $20,280 for the three months ended June 30, 2007 to $25,424 for the three months ended June 30, 2008, an increase of 25.3%. Coffee and coffee equipment for service from our existing route vehicle decreased slightly from $44,524 for the three months ended June 30, 2007 to $41,248 for the three months ended June 30, 2008. The Company has experienced competition from other water companies that have now begun offering similar services.
Sales of the Company’s branded PET products (.5 liter to 1.5 liter sizes) decreased from $416,447 for the three months ended June 30, 2007 to $391,251 for the three months ended June 30, 2008, a decrease of 6.4%. Sales of the Company’s branded PET products represented 17.6% of sales for the three months ended June 30, 2008 and 19.2% of sales for the three months ended June 30, 2007. Sales for the private label PET products increased from $66,404 for the three months ended June 30, 2007 to $83,534 for the three months ended June 30, 2008, an increase of 25.8% compared to the same period ended June 30, 2007. The average selling price for the private label PET products is about 28% higher than the Company’s branded PET products. The Company is able to offer the private label products at a premium to customers wishing to utilize the product in their marketing campaigns.
The Company’s branded and private label gallon size products were 9.5% of sales or $211,700 for the three months ended June 30, 2008 compared to $221,287 for the three months ended June 30, 2007, a decrease of 4.3%.While the total unit volume for all of the one gallon products has decreased 4.9% for the three months ended June 30, 2008 compared to the same period ended June 30, 2007, the average selling price per unit has increased by 2.9%. An increase in the average selling price of the one gallon products has helped offset the rising costs of raw materials that the Company has been charged over the three months ended June 30, 2008.
In September 2007, the Company introduced an organic vitamin spring water for distribution off of existing route vehicles as well as through major distributors. The product is now available throughout Colorado and in portions of surrounding states. The line of organic vitamin charged spring water is available in Albertson’s, Vitamin Cottage, K&G (Jenny’s Markets), and one of the nation’s premier health food supermarkets. Additionally, the product is available to more than 2,000 other retail outlets, convenience stores and on-premise locations serviced by UNFI and US Food Service distributors. The Company is offering purchasing incentives to the retail buyers, for example, discounts and buy one get one offers, as well as supporting in store sampling. In the stores in which the Company has been able to utilize sampling, sales figures show increased market acceptance by the increased ordering schedule for additional products. The Company has been able to add additional distributors and the result has been an increase in shipments quarter over quarter. Gross revenues for the organic vitamin spring water increased 84.1% to $66,957 for the three months ended June 30, 2008 compared to the prior period ended March 31, 2008. Total unit sales increased 80.7% for the three months ended June 30, 2008 compared to the prior period ended March 31, 2008.
Gross Profit/Cost of Goods Sold
Cost of goods sold for the three months ended June 30, 2008 were $521,696, or 23.5% of sales, compared to $446,247 or 20.6% of sales for the same period ended June 30, 2007. Gross profit decreased from $1,718,779 or 79.4% of sales for the three months ended June 30, 2007 to $1,695,642 or 76.5% of sales for the three months ended June 30, 2008. Overall, gross profit decreased 1.3% from the three months ended June 30, 2007. The change in the mix of products sold has also changed which has resulted in more products being sold with a higher cost of good. Additionally, recent economic conditions have increased the cost of bottles and packaging for products and this has resulted in a decrease in gross profit.

Operating Expenses
Total operating expenses increased to $1,929,469 for the three months ended June 30, 2008 from $1,704,103 for the three months ended June 30, 2007, an increase of $225,366 or 13.2%. Of the total operating expenses, salaries and related expenses increased to $971,322 for the three months ended June 30, 2008, or 43.8% of sales, from $899,781 for the three months ended June 30, 2007, or 41.6% of sales. The Company recognized the largest increase in the wages for the production of the smaller packaged products as well as for the water hauling wages in order to augment overall water usage. The Company has maintained a stable workforce and continues to compensate accordingly, resulting in increased wages in order to attract and retain stable employees.
Administrative and general expenses increased 17.8% for the three months ended June 30, 2008, compared to the same period ended June 30, 2007. The Company experienced increased expenses related to water rights primarily for legal fees and engineering work. In addition, the Company recognized increased expenses for health insurance, property taxes and professional fees for an investor relations firm to implement a comprehensive investor relations program.
Delivery expenses increased from $199,971 for the three months ended June 30, 2007 to $238,565 for the three months ended June 30, 2008, an increase of 19.3%. The rising costs of fuel resulted in an increase of 39.6% of fuel costs as compared to the previous quarter. There has also been an increase in vehicle leased equipment costs compared to the previous quarter as older leased vehicles are replaced. The Company instituted a delivery surcharge to help offset some of these increased costs.
Advertising and promotion expenses increased 37.9% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Advertising and promotion expenses were 4.4% of sales for the three months ended June 30, 2008 compared to 3.2% of sales for the three months ended June 30, 2007. The increase of advertising and promotion expenses is due to the launch of the new organic vitamin charged spring water. The Company will incur additional costs as we promote the product at events and through major retail chains. The Company recognizes certain advertising and promotional expenses for products or services that could have been purchased at a fair market value regardless of whether or not the vendor had purchased the product.
Depreciation and amortization increased 11.7% for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. Depreciation and amortization for the three months ended June 30, 2008 was 5.3% of sales compared to 4.8% of sales for the three months ended June 30, 2007. The Company’s need for additional equipment has increased with the introduction of the new organic vitamin charged spring water. Additionally, the Company has added additional equipment in order to produce purified water which was introduced June 30, 2008.
Interest, Taxes, Other Income and Other Expenses
For the three months ended June 30, 2008, interest income decreased 55.7% to $6,743 as compared to $15,227 for the same period ended June 30, 2007. During the fiscal year ended March 31, 2008, the Company began utilizing funds that had been placed in an interest bearing account to purchase additional equipment and to help fund the launch of the organic vitamin charged spring water resulting in a decrease of earned interest income.

Interest expense for the three months ended June 30, 2008 increased 5.3% to $89,456 as compared to $84,919 for the same period ended June 30, 2007. The increase in net interest expense resulted from the refinance of the notes on the property in Eldorado Springs, Colorado and the property in Louisville, Colorado. We refinanced the notes to receive net proceeds to be used in the operations of the Company and we extended the payment terms, which resulted in more of the payment allocated towards interest.
For the three months ended June 30, 2008, the Company recorded income tax benefit of $110,000 against our pretax book loss of $316,540, a 34.8% effective tax rate compared to a tax benefit of $6,000 against our pretax book loss of $55,016 for the three months ended June 30, 2007.
The Company had a net loss after taxes of $206,540 for the three months ended June 30, 2008 compared to a net loss of $49,016 for the three months ended June 30, 2007.
Liquidity and Capital Resources
Trade accounts receivable for the three months ended June 30, 2008 were 12.2% more than compared to the three months ended June 30, 2007. This resulted from the increase in revenues for the three months ended June 30, 2008. Day’s sales outstanding was approximately 41 days for June 30, 2008 and 39 days for June 30, 2007. The increase in the day’s sales outstanding can be attributed to the timing of certain larger orders that were recognized at the end of June 2007. While this is an increase over the same period ended June 30, 2007, the Company continues to manage accounts receivable and the day sales outstanding is still within the range of forecasted balances.
Cash flows from operating activities had a net outflow of $221,729 for the three months ended June 30, 2008. The cash used in operating activities represents an increase of $245,329 from the three months ended June 30, 2007. The change in operating activities resulted from the change in inventories, accounts receivable and income taxes. The Company anticipates that cash flow from operations will be available to fund existing obligations for expected cash requirements over the next year and thereafter.
Cash flows from investing activities resulted in a net outflow of $75,316 for the three months ended June 30, 2008. This total represents expenditures on equipment for electric water coolers, filtration equipment and coffee dispensing equipment that are rented to existing delivery customers.
Cash flows from financing activities resulted in a net inflow of $122,837 for the three months ended June 30, 2008. The Company received proceeds from the line of credit in the amount of $140,000 and made payments on long-term debt obligations of $17,163.
The Company’s cash balance at June 30, 2008 decreased to $215,232 by a net amount of $174,208 from $389,440 at March 31, 2008.
The Company has a line of credit with American National Bank for $500,000. As of June 30, 2008, the Company had a balance due on the line of credit for $140,000. The line of credit is due for renewal on August 30, 2008. The Company believes that the line of credit will be renewed when due. The Company has no other material commitments for capital expenditures.
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company, Messrs. Larson and Sipple, for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% that has been recorded as notes receivable related party and includes $124,093 of accrued interest at June 30, 2008. The Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. During the year ended March 31, 2003, the Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. The accumulated interest and outstanding principal were due upon maturity in August 2007.

On December 7, 2007, Mr. Sipple paid the entire balance due to the Company in the amount of $310,311. In the third quarter of fiscal year 2008, $178,722 of the deferred gain was recognized as the $200,000 note receivable plus interest from Mr. Sipple was paid. As of June 30, 2008, the note due from Mr. Larson has not yet been paid and the outstanding principal and interest due is $324,093 as reflected in the Company’s financial statements as “Notes receivable — related party.” In July 2001, when the Company’s Board of Directors authorized the aforementioned real estate transactions, the Company also authorized the sale of certain real estate at the then fair value to Mr. Martin, another officer of the Company. Because of county land approval processes and associate delays, the officer’s option to purchase the real estate expired on September 26, 2007.
Contractual Obligations and Commitments
The following table sets forth our contractual commitments as of June 30, 2008:

Fiscal Year End	Long-Term Debt	Operating Lease	Total
2009	$94,716	$386,836	$481,552
2010	112,794	338,969	451,763
2011	117,420	195,038	312,458
2012	1,452,643	83,771	1,536,414
2013	2,817,583	78,363	2,895,945

Total	$4,595,155	$1,082,977	$5,678,132

The Company has no other material commitments for capital expenditures.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, the Company is not required to provide the information required by this Item.
ITEM 4(T). CONTROLS AND PROCEDURES
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

With the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. In consultation with Ehrhardt Keefe Steiner & Hottman, PC, our independent registered public accounting firm, management has identified a control deficiency that it believes constitutes a material weakness in our internal control over financial reporting. The material weakness relates to our lack of technical expertise regarding complex accounting matters associated with certain equity transactions and the impact of deferred income taxes. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.
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
Changes In Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, in the future we intend to obtain the assistance of experienced financial personnel to enhance our financial reporting capabilities.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
As a smaller reporting company, the Company is not required to provide the information required by this Item.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE AND PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	First Amendment to Water Lease Agreement (incorporated by reference to Exhibit 10.24 to Eldorado’s Form 8-K filed with the Securities and Exchange Commission on August 1, 2008).

10.2	2008 Incentive Stock Plan (incorporated by reference to Annex A to Eldorado’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders held on August 26, 2008).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELDORADO ARTESIAN SPRINGS, INC.
Date: August 12, 2008	By:	/s/ Douglas A. Larson
Douglas A. Larson
President (Principal Executive Officer)

Date: August 12, 2008	By:	/s/ Cathleen Shoenfeld
Cathleen Shoenfeld
Chief Financial Officer (Principal Financial Officer)

ELDORADO ARTESIAN SPRINGS, INC.
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2008
Exhibits Filed Herewith

Exhibit No.	Description

10.1	First Amendment to Water Lease Agreement (incorporated by reference to Exhibit 10.24 to Eldorado’s Form 8-K filed with the Securities and Exchange Commission on August 1, 2008).

10.2	2008 Incentive Stock Plan (incorporated by reference to Annex A to Eldorado’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders held on August 26, 2008).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.