Form 10-Q
period 2008-09-30
ELDORADO ARTESIAN SPRINGS INC
filed 2008-11-14
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 000-18235

ELDORADO ARTESIAN SPRINGS, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-0907853
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

1783 Dogwood Street
Louisville, Colorado	80027
(Address of Principal Executive Offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On November 13, 2008, there were 6,699,481 shares of the registrant’s common stock, $.001 par value, outstanding.

ELDORADO ARTESIAN SPRINGS, INC.
FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS
ELDORADO ARTESIAN SPRINGS, INC.
Balance Sheets

	September 30,	March 31,
	2008	2008
	(Unaudited)
Assets
Current assets
Cash	$241,949	$389,440
Accounts receivable
Trade, net of allowance of $80,000	1,202,837	893,660
Inventories	507,910	437,171
Prepaid expenses and other	49,102	107,144
Deferred tax asset	29,648	29,648

Total current assets	2,031,446	1,857,063

Non-current assets
Property, plant and equipment — net	4,437,420	4,177,350
Notes receivable — related party	330,208	318,138
Water rights	432,871	432,871
Deposits	140,447	135,785
Long-term deferred tax asset — net	163,646	35,944
Other — net	63,361	72,878

Total non-current assets	5,567,953	5,172,966

Total	$7,599,399	$7,030,029

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$791,358	$417,929
Accrued expenses	235,943	318,352
Customer deposits	87,310	80,530
Line of credit	215,000	—
Current portion of capital lease obligations	79,228	—
Current portion of long-term debt	82,938	56,748

Total current liabilities	1,491,777	873,559

Non-current liabilities

Capital lease obligations, less current portion	228,441	—
Long-term debt, less current portion	4,347,675	4,403,789
Deferred gain on the sale of real estate	178,822	178,822

Total non-current liabilities	4,754,938	4,582,611

Total liabilities	6,246,715	5,456,170

Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,699,481 (2008) and 6,426,464 (2007) issued and outstanding	6,699	6,426
Additional paid-in capital	1,652,786	1,634,159
Accumulated deficit	(306,801)	(66,726)

	1,352,684	1,573,859

Total	$7,599,399	$7,030,029

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue
Water and related	$2,734,821	$2,311,041	$4,909,871	$4,429,864
Resort operations	83,552	92,395	125,840	138,598

Net revenue	2,818,373	2,403,436	5,035,711	4,568,462

Cost of goods sold	817,616	585,836	1,339,312	1,032,083

Gross profit	2,000,757	1,817,600	3,696,399	3,536,379

Operating expenses
Salaries and related	1,034,506	946,127	2,005,828	1,845,908
Administrative and general	470,193	466,802	976,589	896,743
Delivery	262,771	213,765	501,336	413,736
Advertising and promotions	84,906	90,838	181,524	160,927
Depreciation and amortization	122,353	107,665	238,921	211,986

	1,974,729	1,825,197	3,904,198	3,529,300

Operating income (loss)	26,028	(7,597)	(207,799)	7,079

Other income (expense)
Interest income	15,166	15,519	21,909	30,746
Interest expense	(92,429)	(87,944)	(181,885)	(172,863)

	(77,263)	(72,425)	(159,976)	(142,117)

Net loss before provision for income taxes	(51,235)	(80,022)	(367,775)	(135,038)

Income tax benefit	17,700	19,000	127,700	25,000

Net loss	$(33,535)	$(61,022)	$(240,075)	$(110,038)

Basic loss per common share	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Diluted loss per common share	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Weighted average number of common shares outstanding — basic and dilutive	6,696,914	6,109,207	6,638,468	6,070,936

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statement of Changes in Stockholders’ Equity
For the Six Months Ended September 30, 2008

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance — March 31, 2008	6,426,464	$6,426	$1,634,159	$(66,726)	$1,573,859

Net issuance of shares due to the exercise of options	270,017	270	(270)	—	—

Stock options exercised	3,000	3	2,622	—	2,625

Stock options issued to employees	—	—	16,275	—	16,275

Net loss	—	—	—	(240,075)	(240,075)

Balance — September 30, 2008	6,699,481	$6,699	$1,652,786	$(306,801)	$1,352,684

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Cash Flows

	Six Months Ended
	September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(240,075)	$(110,038)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	238,921	211,986
Deferred income tax benefit	(127,700)	(25,000)
Stock based compensation	16,275	64,811
Accrued interest on related party note receivable	(12,070)	(22,486)
Income tax payable	—	(99,750)
Changes in certain assets and liabilities
Accounts receivable	(309,177)	(128,681)
Inventories	(70,739)	(83,579)
Prepaid expenses and other	67,557	(13,959)
Deposits	(4,662)	(35,396)
Accounts payable	373,429	274,864
Accrued expenses	(82,409)	(49,152)

Customer deposits	6,780	19,224

Net cash (used in) provided by operating activities	(143,870)	2,844

Cash flows from investing activities
Purchase of water rights	—	(87,500)
Purchases of property and equipment	(147,114)	(167,251)

Net cash flows used in investing activities	(147,114)	(254,751)

Cash flows from financing activities
Payments on long-term obligations	(74,132)	(34,778)
Proceeds on line of credit	215,000	—
Proceeds from exercise of stock options	2,625	7,250

Net cash flows provided by (used in) financing activities	143,493	(27,528)

Net decrease increase in cash	(147,491)	(279,435)

Cash — beginning of period	389,440	607,759

Cash — end of period	$241,949	$328,324

Supplemental disclosures of cash flow information:
Cash paid for interest for the six months ended September 30, 2008 and September 30, 2007 was $181,885 and $172,863, respectively.
Cash paid for income taxes for the six months ended September 30, 2008 and September 30, 2007 was $0 and $99,750, respectively.
During the six months ended September 30, 2008, $351,877 in equipment was acquired through capital leases.
See notes to the financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Notes to Unaudited Financial Statements
Note 1 — Summary of Significant Accounting Policies
Interim Unaudited Financial Statements
The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the six months ended September 30, 2008 and 2007 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally made in the registrant’s annual report on Form 10-KSB. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended March 31, 2008.
Note 2 — Stockholders’ Equity
Stock Option Expenses
The Company accounts for employee stock-based compensation under the provisions of the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R) to its valuation methods. The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model. Stock-based compensation expense recognized under SFAS 123(R) for the six months ended September 30, 2008 was $16,275, which consisted of compensation expense related to employee stock options based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.
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

On February 2, 2007, the Company granted 100,000 options to one of its directors at fair value. These options vest over 4 years and expire in 5 years. These options were determined to have a value of $78,297 based on the Black-Scholes option-pricing model and an estimated forfeiture rate of 23%. The value of the option will be expensed over the term of the vesting schedule. For the six months ended September 30, 2008, $9,786 was recorded as compensation expense. $48,939 remains to be expensed over the remaining vesting period. The following is a summary of the assumptions used and the weighted average grant-date fair value of these stock option grants.

Six Months Ended
September 30, 2008
Risk Free Interest Rate	4.65%
Expected life (years)	5
Expected dividend yield	0%
Annualized volatility	88.5%
Estimated fair value of options granted	$1.01 per share
On April 17, 2008, the Company granted 50,000 options to a certain employee at fair value. These options will vest over 5 years and will expire in 10 years. These options were determined to have a value of $62,965 based upon the Black-Scholes option-pricing model and an estimated forfeiture rate of 23%. The value of the option will be expensed over the term of the vesting schedule. For the six months ended September 30, 2008, $3,147 was recorded as compensation expense. $59,818 remains to be expensed over the remaining vesting period. The following is a summary of the assumptions used and the weighted average grant-date fair value of these stock option grants.

Six Months Ended
September 30, 2008
Risk Free Interest Rate	3.75%
Expected life (years)	7.5
Expected dividend yield	0%
Annualized volatility	118.27%
Estimated fair value of options granted	$1.26 per share
Warrants
On January 24, 2008, the Company retained Pfeiffer High Investor Relations, Inc. (“PHIR”) to develop and implement a comprehensive investor relations program. For providing services, PHIR will be paid a monthly retainer fee of $5,000. In addition, the Company granted to PHIR principals, John Pfeiffer and Geoff High, a total of 20,000 warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $1.80. The warrants vest one-third on the date of the agreement, one-third at the six-month anniversary and one-third at 12-month anniversary. In the event of termination of the agreement, warrants will vest on a pro-rata basis for the period in which the agreement was in effect. All warrants have a four-year term, have cashless exercise provisions and piggyback registration rights. The warrants were determined to have a value of $26,750 based upon the Black-Scholes option-pricing model, which will be expensed in full by March, 31, 2009. As of September 30, 2008, $3,342 was recorded as compensation expense. As of September 30, 2008, 13,333 of the warrants are fully vested and the remaining 6,667 warrants will vest by January 2009. The warrants have a remaining life of 3.25 years.

Note 3 — Related Party Transactions
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company, Messrs. Larson and Sipple, for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% that has been recorded as notes receivable related party and includes $130,208 of accrued interest at September 30, 2008. The Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. During the year ended March 31, 2003, the Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. The accumulated interest and outstanding principal were due upon maturity in August 2007. As of September 30, 2008, the note due from Mr. Larson has not yet been paid and the outstanding principal and interest due is $330,208 as reflected in the Company’s financial statements as “Notes receivable — related party.”
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

On July 28, 2008, the Company entered into a First Amendment dated July 15, 2008 to the Water Lease Agreement with Denver Wells, LLC, to extend the original agreement for an additional two (2) years, commencing October 1, 2008 and continuing through September 20, 2010. The cost of the lease is $70,000 in year three and $75,000 in year four. Pursuant to the First Amendment, Denver Wells, LLC also agreed to lease to the Company up to 200 additional acre feet of water per year, if needed, for an additional $700 per acre foot in year three and $750 per acre foot in year four. The third lease payment was made on October 1, 2008 and the fourth lease payment will be made on or about September 30, 2009.
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
Note 5 — Commitments
Line of Credit
The Company has a bank line of credit that provides for borrowings of up to $300,000 subject to certain borrowing base requirements and requires monthly interest payments calculated at the Prime Rate plus 0.5% (5.5% at September 30, 2008) with all unpaid principal and interest due February 28, 2009. The line requires the Company to comply with reporting and financial covenants and is cross-collateralized by accounts receivable, inventory and defined real property and guaranteed by three stockholders and officers of the Company. The balance on the line of credit was $215,000 as of September 30, 2008.
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
The Company used the proceeds to pay off an existing real estate loan of approximately $2,500,000 for the corporate headquarters and bottling facility located in Louisville, Colorado. In addition, the Company will use the additional proceeds of approximately $500,000 to purchase additional water rights and purchase additional equipment.

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
Results of Operations
Performance Overview — Recent Trends
Revenues for the three months ended September 30, 2008 increased 17.3% to $2,818,373 from $2,403,436 for the same period ended September 30, 2007. Revenues for the six months ended September 30, 2008 increased 10.2% to $5,035,711 compared to $4,568,462 during the same period ended September 30, 2007. The Organic Vitamin Charged Spring Water as well as a new purified drinking water have been the leading factors in the growth of the revenues for the three and six months ended September 30, 2008.
Recently, we recognized the opportunity to introduce a new product line to the current natural spring water line. Enhanced and flavored waters have experienced a significant growth over the recent years and now maintain an 18% market share of the premium water category. In order to compete in this market, the Company introduced its Organic Vitamin Charged Spring Water in September 2007. The Company developed six flavors for introduction which included Pink Passion Guava, Sicilian Orange, Strawberry Blueberry, Black Raspberry, Dragonfruit and Peach Mango and began delivery to new and existing customers utilizing our current delivery system. The products have also been introduced on a regional level to Albertson’s, Vitamin Cottage, Kroger’s and a major natural foods supermarket. Additionally, the Company began shipments to a regional distributor on the west coast which now makes the product available in over 2,000 locations in that area.

Also contributing to the growth in revenues, the Company began packaging a purified drinking water for the largest retailer in the country in July 2008. Shipments to this retailer has increased revenues for the Company while also opening up the opportunity to offer the same product to other customers by utilizing filtration equipment that was recently installed.
General economic trends have increased the costs associated with raw materials and the fuel costs associated with the operation of the route vehicles. Additionally, costs associated with the maintenance of the facility, insurance, property taxes and advertising and promotional expenses have increased the total operating expenses compared to the previous year.
The Company will continue to look for additional ways to increase the sales of our core products while also introducing the new Organic Vitamin Charged Spring Water line to our existing distribution channels and expanding into new territories.
Three and Six Months Ended September 30, 2008 Compared to Three and Six Months Ended September 30, 2007
Revenues
Sales for the three months ended September 30, 2008 were $2,818,373 compared to $2,403,436 for the same period ended September 30, 2007, an increase of 17.3%. Sales for the six months ended September 30, 2008 were $5,035,711 compared to $4,568,462 for the same period ended September 30, 2007, an increase of 10.2%.
Sales of the products used in the delivery to homes and offices, which include 5 and 3 gallons bottles as well as the dispenser units, were 57.1% of sales and increased slightly from $2,867,730 for the six months ended September 30, 2007 to $2,872,824 for the six months ended September 30, 2008, an increase of $5,097 or less than 1%. Total units of 5 and 3 gallon products decreased less than 1% from the six months ended September 30, 2007 to the six months ended September 30, 2008, while the average selling price increased approximately 2.1%. The Company increased the price of the 5 and 3 gallon bottles in March 2008 which resulted in an increase of the average selling price by approximately 2.8%.
In July 2008, the Company began shipments of a private label purified drinking water to the largest retailer in the country. The Company is one of the suppliers for their distribution center in Colorado that services approximately 90 locations. Revenues for the purified drinking water were approximately $220,000 for the three months ended September 30, 2008. The Company expects to continue to provide private label purified drinking water for this retailer.
In September 2007, the Company introduced an Organic Vitamin Charged Spring Water for distribution off of existing route vehicles as well as through major distributors. The product is now available throughout Colorado and in portions of surrounding states and through distributors along the west coast. The line of Organic Vitamin Charged Spring Water is available in Albertson’s, Vitamin Cottage, K&G (Jenny’s Markets), Kroger’s (King Soopers and City Markets) and one of the nation’s premier health food supermarkets. Additionally, the product is available to more than 2,000 other retail outlets, convenience stores and on-premise locations serviced by UNFI and US Food Service distributors. Gross revenues for the Organic Vitamin Charged Spring Water increased over 280% to $256,457 for the three months ended September 30, 2008 compared to the prior period ended June 30, 2008.

Net revenues, after discounts to retailers, for the Organic Vitamin Charged Spring Water were $197,620 for the three months ended September 30, 2008 compared to $49,092 for the three months ended June 30, 2008, an increase of over 300%. The Company is offering purchasing incentives to the retail buyers including discounts and buy one get one offers, as well as supporting in store sampling. In the stores in which the Company has been able to utilize sampling, sales figures show increased market acceptance by the increased ordering schedule for additional products. Total unit sales for the Organic Vitamin Charged Spring Water increased over 200% for the three months ended September 30, 2008 compared to the previous three months ended June 30, 2008. The Company has been able to add additional distributors and the result has been an increase in shipments quarter over quarter.
Sales of the Company’s branded PET products (.5 liter to 1.5 liter sizes) decreased from $968,324 for the six months ended September 30, 2007 to $911,587 for the six months ended September 30, 2008, a decrease of 5.8%. Sales of the Company’s branded PET products represented 16.9% of sales for the six months ended September 30, 2008 and 21.3% of sales for the six months ended September 30, 2007. The Company offers a private label PET product which has contributed in the decreased of branded PET products while still contributing to the revenues for the private label PET products.
Sales for the private label PET products decreased slightly from $199,043 for the six months ended September 30, 2007 to $192,827 for the six months ended September 30, 2008, a decrease of 3.1% compared to the same period ended September 30, 2007. The Company is able to offer the private label products at a premium to customers wishing to utilize the product in their marketing campaigns. The Company stopped supplying private label PET products for Wild Oats Markets as a result of the purchase of that retail chain by Whole Foods Market who already had a supplier for their private label products. The average selling price for the private label PET products is about 24.8% higher than the Company’s branded PET products.
The Company’s branded gallon size products were 8.6% of sales or $430,721 for the six months ended September 30, 2008 compared to $423,477 for the six months ended September 30, 2007, an increase of 1.7%.While the total unit volume for the one gallon products has increased 3.3% for the six months ended September 30, 2008 compared to the same period ended September 30, 2007, the average selling price per unit has increased by less than 1%.
Sales generated from the filter division increased from $42,228 for the six months ended September 30, 2007 to $53,529 for the six months ended September 30, 2008, an increase of 26.8%. Coffee and coffee equipment for service from our existing route vehicle decreased slightly from $82,175 for the six months ended September 30, 2007 to $79,728 for the six months ended September 30, 2008. The Company has experienced competition from other water companies that have now begun offering similar services.

Gross Profit/Cost of Goods Sold
Cost of goods sold for the six months ended September 30, 2008 were $1,339,312, or 26.6% of sales, compared to $1,032,083 or 22.6% of sales for the same period ended September 30, 2007. Gross profit increased from $3,536,379 or 77.4% of sales for the six months ended September 30, 2007 to $3,696,399 or 73.4% of sales for the six months ended September 30, 2008. Overall, gross profit increased 4.5% for the six months ended September 30, 2008. Cost of goods sold for the three months ended September 30, 2008 were $817,616, or 29.0% of sales, compared to $585,836 or 24.4% of sales for the same period ended September 30, 2007. Gross profit increased from $1,817,600 or 75.6% of sales for the three months ended September 30, 2007 to $2,000,757 or 71.0% of sales for the three months ended September 30, 2008. Gross profit increased 10.1% for the three months ended September 30, 2008 compared to the same period ended September 30, 2007. The introduction of the organic vitamin charged spring water has resulted in an increase in overall cost of goods sold as a percentage of revenue due to the overall higher cost of goods sold for the product. Additionally, recent economic conditions have increased the cost of bottles and packaging for products and this has resulted in a decrease in gross profit as a percent of sales.
Operating Expenses
Total operating expenses increased to $3,904,198 for the six months ended September 30, 2008 from $3,529,300 for the same period ended September 30, 2007, an increase of $374,898 or 10.6%. Total operating expenses increased to $1,974,729 for the three months ended September 30, 2008 from $1,825,197 for the three months ended September 30, 2007, an increase of $149,532 or 8.2%.
Salaries and related expenses increased to $2,005,828 for the six months ended September 30, 2008, or 39.8% of sales, from $1,845,908 for the six months ended September 30, 2007, or 40.4% of sales. Salaries and related expenses increased to $1,034,506 for the three months ended September 30, 2008, or 36.7% of sales, from $946,127 for the three months ended September 30, 2007, or 39.4% of sales. The Company recognized the largest increase in the wages for the production of the smaller packaged products as well as for the water hauling wages in order to augment overall water usage. The Company has maintained a stable workforce and continues to compensate accordingly, resulting in increased wages in order to attract and retain stable employees.
Administrative and general expenses increased from $896,743 for the six months ended September 30, 2007 to $976,589 for the six months ended September 30, 2008, an increase of 8.9%. Administrative and general expenses increased from $466,802 for the three months ended September 30, 2007 to $470,193 for the three months ended September 30, 2008, an increase of less than 1%. The Company experienced increased expenses related to insurance, utilities and professional fees for an investor relations firm to implement a comprehensive investor relations program.
Delivery expenses increased from $413,736 for the six months ended September 30, 2007 to $501,336 for the six months ended September 30, 2008, an increase of 21.2%. Delivery expenses increased from $213,765 for the three months ended September 30, 2007 to $262,771 for the three months ended September 30, 2008, an increase of 22.9%. The rising costs of fuel resulted in an increase of 37.9% of fuel costs as compared to the previous six months. There has also been an increase in vehicle leased equipment costs compared to the previous quarter as older leased vehicles are replaced. The Company instituted a delivery surcharge to help offset some of these increased costs.
Advertising and promotion expenses increased 12.8% for the six months ended September 30, 2008 compared to the same period ended September 30, 2007. Advertising and promotion expenses decreased 6.5% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Advertising and promotion expenses were 3.6% of sales for the six months ended September 30, 2008 compared to 3.5% for the same period ended September 30, 2007. Advertising and promotion expenses were 3.0% of sales for the three months ended September 30, 2008 compared to 3.8% of sales for the three months ended September 30, 2007. The increase of advertising and promotion expenses for the six months ended September 30, 2008 is due to the launch of the new organic vitamin charged spring water. The Company will incur additional costs as we promote the product at events and through major retail chains. The Company recognizes certain advertising and promotional expenses for products or services that could have been purchased at a fair market value regardless of whether or not the vendor had purchased the product.

Depreciation and amortization increased 12.7% for the six months ended September 30, 2008, as compared to the six months ended September 30, 2007. Depreciation and amortization increased 13.6% for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. Depreciation and amortization for the six months ended September 30, 2008 was 4.7% of sales compared to 4.6% of sales for the same period ended September 30, 2007. Depreciation and amortization for the three months ended September 30, 2008 was 4.3% of sales compared to 4.5% of sales for the three months ended September 30, 2007. The Company’s need for additional equipment has increased with the introduction of the new organic vitamin charged spring water. Additionally, the Company has added additional equipment in order to produce purified water which was introduced in July 2008.
Interest, Taxes, Other Income and Other Expenses
For the six months ended September 30, 2008, interest income decreased 28.7% to $21,909 as compared to $30,746 for the same period ended September 30, 2007. For the three months ended September 30, 2008, interest income decreased 2.3% to $15,166 as compared to $15,519 for the same period ended September 30, 2007. During the fiscal year ended March 31, 2008, the Company began utilizing funds that had been placed in an interest bearing account to purchase additional equipment and to help fund the launch of the organic vitamin charged spring water resulting in a decrease of earned interest income.
Interest expense for the six months ended September 30, 2008 increased 5.2% to $181,885 as compared to $172,863 for the same period ended September 30, 2007. Interest expense for the three months ended September 30, 2008 increased 5.1% to $92,429 as compared to $87,944 for the same period ended September 30, 2007. The increase in net interest expense resulted from the refinance of the notes on the property in Eldorado Springs, Colorado and the property in Louisville, Colorado. We refinanced the notes to receive net proceeds to be used in the operations of the Company and we extended the payment terms, which resulted in more of the payment allocated towards interest.
For the six months ended September 30, 2008, the Company recorded income tax benefit of $127,700 against our pretax book loss of $367,775, a 34.7% effective tax rate compared to a tax benefit of $25,000 against our pretax book loss of $135,038 for the six months ended September 30, 2007. For the three months ended September 30, 2008, the Company recorded income tax benefit of $17,700 against our pretax book loss of $51,235, a 34.5% effective tax rate compared to a tax benefit of $19,000 against our pretax book loss of $80,022 for the three months ended September 30, 2007.
The Company had a net loss after taxes of $240,075 for the six months ended September 30, 2008 compared to a net loss after taxes of $110,038 for the same period ended September 30, 2007. The Company had a net loss after taxes of $33,535 for the three months ended September 30, 2008 compared to a net loss after taxes of $61,022 for the three months ended September 30, 2007.

Liquidity and Capital Resources
Trade accounts receivable for the six months ended September 30, 2008 were 34.3% more than compared to the six months ended September 30, 2007. This resulted from the increase in revenues for the six months ended September 30, 2008. Day’s sales outstanding was approximately 43 days for September 30, 2008 and 38 days for September 30, 2007. The increase in the day’s sales outstanding can be attributed to the timing of certain larger orders that were recognized at the end of September 2008. While this is an increase over the same period ended September 30, 2007, the Company continues to manage accounts receivable and the day sales outstanding is still within the range of forecasted balances.
Cash flows from operating activities had a net outflow of $143,870 for the six months ended September 30, 2008. The cash used in operating activities represents an increase of $146,714 from the six months ended September 30, 2007. The change in operating activities resulted from the change in inventories, accounts receivable and income taxes. The Company anticipates that cash flow from operations will be available to fund existing obligations for expected cash requirements over the next year and thereafter.
Cash flows from investing activities resulted in a net outflow of $147,114 for the six months ended September 30, 2008. This total represents expenditures on equipment for electric water coolers, filtration equipment and coffee dispensing equipment that are rented to existing delivery customers.
Cash flows from financing activities resulted in a net inflow of $143,493 for the six months ended September 30, 2008. The Company received proceeds from the line of credit in the amount of $215,000. The Company made payments on long-term debt obligations of $67,682.
The Company’s cash balance at September 30, 2008 decreased to $241,949 by a net amount of $147,491 from $389,440 at March 31, 2008.
The Company has a line of credit with American National Bank for $300,000. As of September 30, 2008, the Company had a balance due on the line of credit for $215,000. The line of credit is due for renewal on February 28, 2009. The Company believes that the line of credit will be renewed when due. The Company has no other material commitments for capital expenditures.
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company, Messrs. Larson and Sipple, for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% that has been recorded as notes receivable related party and includes $130,208 of accrued interest at September 30, 2008. The Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. During the year ended March 31, 2003, the Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. The accumulated interest and outstanding principal were due upon maturity in August 2007. As of September 30, 2008, the note due from Mr. Larson has not yet been paid and the outstanding principal and interest due is $330,208 as reflected in the Company’s financial statements as “Notes receivable — related party.”
On December 7, 2007, Mr. Sipple paid the entire balance due to the Company in the amount of $310,311. In the third quarter of fiscal year 2008, $178,722 of the deferred gain was recognized as the $200,000 note receivable plus interest from Mr. Sipple was paid.

Contractual Obligations and Commitments
The following table sets forth our contractual commitments as of September 30, 2008:

Fiscal Year End	Long-Term Debt	Operating Lease	Total
2009	$162,166	$386,836	$549,002
2010	172,888	338,969	511,857
2011	181,594	195,038	376,632
2012	1,468,901	83,771	1,552,672
2013	2,752,733	78,363	2,831,096

Total	$4,738,282	$1,082,977	$5,821,259

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
Changes In Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, in the future we intend to obtain the assistance of experienced financial personnel to enhance our financial reporting capabilities.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our Annual Meeting of Shareholders was held on August 26, 2008 for the principal purpose of (i) electing five directors; (ii) ratifying Ehrhardt Keefe Steiner & Hottman, PC, as our independent registered public accountants for the fiscal year ending March 31, 2009; and (iii) approving the 2008 Incentive Stock Plan.
The following votes were cast by the shareholders with respect to the election of directors named in our proxy statement:

Nominee	Shares Voted For	Shares Withheld
Douglas A. Larson	5,891,257	98,612
Kevin M. Sipple	5,891,257	98,612
Jeremy S. Martin	5,891,257	98,612
George J. Schmitt	5,891,257	98,612
J. Ross Colbert	5,891,257	98,612
The following votes were cast by the shareholders with respect to the ratification of Ehrhardt Keefe Steiner & Hottman, PC, as our independent registered public accountants for the fiscal year ending March 31, 2009:

Proposal	Shares Voted For	Shares Voted Against	Shares Abstained
Ehrhardt Keefe Steiner & Hottman, PC	5,895,318	94,315	236
The following votes were cast by the shareholders with respect to approving the 2008 Incentive Stock Plan:

Proposal	Shares Voted For	Shares Voted Against	Shares Abstained
2008 Incentive Stock Plan	5,139,926	135,496	2,336

ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELDORADO ARTESIAN SPRINGS, INC.
Date: November 14, 2008	By:	/s/ Douglas A. Larson
Douglas A. Larson
President (Principal Executive Officer)

Date: November 14, 2008	By:	/s/ Cathleen Shoenfeld
Cathleen Shoenfeld
Chief Financial Officer (Principal Financial Officer)

ELDORADO ARTESIAN SPRINGS, INC.
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2008
Exhibits Filed Herewith

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.