Form 10-Q
period 2008-12-31
ELDORADO ARTESIAN SPRINGS INC
filed 2009-02-17
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On February 13, 2009, there were 6,699,481 shares of the registrant’s common stock, $.001 par value, outstanding.

ELDORADO ARTESIAN SPRINGS, INC.
FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS
ELDORADO ARTESIAN SPRINGS, INC.

Balance Sheets

	December 31,	March 31,
	2008	2008
	(Unaudited)
Assets
Current assets
Cash	$254,778	$389,440
Accounts receivable
Trade, net of allowance of $80,000	906,051	893,660
Other	143,725	—
Inventories	446,568	437,171
Prepaid expenses and other	100,637	107,144
Deferred tax asset	29,648	29,648

Total current assets	1,881,407	1,857,063

Non-current assets
Property, plant and equipment — net	4,389,095	4,177,350
Notes receivable — related party	336,439	318,138
Water rights	432,871	432,871
Deposits	140,447	135,785
Long-term deferred tax asset — net	67,470	35,944
Other — net	55,835	72,878

Total non-current assets	5,422,157	5,172,966

Total assets	$7,303,564	$7,030,029

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$466,155	$417,929
Accrued expenses	319,677	318,352
Customer deposits	64,386	80,530
Line of credit	215,000	—
Current portion of capital lease obligations	57,308	—
Current portion of long-term debt	82,938	56,748

Total current liabilities	1,205,464	873,559

Non-current liabilities

Capital lease obligations, less current portion	222,179	—
Long-term debt, less current portion	4,331,030	4,403,789
Deferred gain on the sale of real estate	178,822	178,822

Total non-current liabilities	4,732,031	4,582,611

Total liabilities	5,937,495	5,456,170

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,699,481 (2008) and 6,426,464 (2007) issued and outstanding	6,699	6,426
Additional paid-in capital	1,662,422	1,634,159
Accumulated deficit	(303,052)	(66,726)

Total stockholders’ equity	1,366,069	1,573,859

Total liabilities and stockholders’ equity	$7,303,564	$7,030,029

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenue
Water and related	$2,104,352	$1,894,455	$7,014,223	$6,324,319
Resort operations	8,184	5,310	134,024	143,908

Net revenue	2,112,536	1,899,765	7,148,247	6,468,227

Cost of goods sold	579,669	375,975	1,918,981	1,408,058

Gross profit	1,532,867	1,523,790	5,229,266	5,060,169

Operating expenses
Salaries and related	891,151	873,405	2,896,979	2,719,313
Administrative and general	463,100	440,956	1,439,689	1,337,699
Delivery	221,400	220,851	722,736	634,587
Advertising and promotions	82,668	54,738	264,192	215,665
Depreciation and amortization	125,331	93,250	364,252	305,236

	1,783,650	1,683,200	5,687,848	5,212,500

Operating income (loss)	(250,783)	(159,410)	(458,582)	(152,331)

Other income (expense)
Gain on the sale of property	—	178,772	—	178,772
Other income	350,000	—	350,000	—
Interest income	6,327	14,784	28,236	45,530
Interest expense	(92,095)	(85,183)	(273,980)	(258,046)

	264,232	108,373	104,256	(33,744)

Net income (loss) before provision for income taxes	13,449	(51,037)	(354,326)	(186,075)

Income tax (expense) benefit	(9,700)	15,611	118,000	40,611

Net income (loss)	$3,749	$(35,426)	$(236,326)	$(145,464)

Basic loss per common share	$0.00	$(0.01)	$(0.04)	$(0.02)

Diluted loss per common share	$0.00	$(0.01)	$(0.04)	$(0.02)

Weighted average number of common shares outstanding - basic	6,699,481	6,290,412	6,659,032	6,144,635

Weighted average number of common shares outstanding - dilutive	6,906,348	6,290,412	6,659,032	6,144,635

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statement of Changes in Stockholders’ Equity
For the Nine Months Ended December 31, 2008

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance — March 31, 2008	6,426,464	$6,426	$1,634,159	$(66,726)	$1,573,859

Net issuance of shares due to the exercise of options	270,017	270	(270)	—	—

Stock options exercised	3,000	3	2,622	—	2,625

Stock options issued to employees	—	—	25,911	—	25,911

Net loss	—	—	—	(236,326)	(236,326)

Balance — December 31, 2008	6,699,481	$6,699	$1,662,422	$(303,052)	$1,366,069

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Cash Flows

	Nine Months Ended
	December 31,
	2008	2007
Cash flows from operating activities
Net loss	$(236,326)	$(145,464)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	364,252	305,236
Deferred income tax benefit	(31,525)	(40,611)
Stock based compensation	25,911	69,704
Accrued interest on related party note receivable	(18,301)	(32,109)
Change in deferred gain on the sale of real estate	—	(178,772)

Changes in certain assets and liabilities
Accounts receivable	(156,116)	(12,703)
Inventories	(9,397)	(109,756)
Prepaid expenses and other	23,550	(20,336)
Deposits	(4,662)	5,000
Accounts payable	48,226	105,149
Accrued expenses	1,325	43,148
Customer deposits	(16,144)	27,062
Income tax payable	—	(99,750)

Net cash used in operating activities	(9,207)	(84,202)

Cash flows from investing activities
Purchase of water rights	—	(237,500)
Payments received on related party note receivable	—	310,311
Purchases of property and equipment	(224,121)	(282,892)

Net cash flows used in investing activities	(224,121)	(210,081)

Cash flows from financing activities
Payments on long-term obligations	(118,959)	(3,957,380)
Proceeds from refinance of long-term obligations	—	4,406,393
Proceeds on line of credit	215,000	—
Proceeds from exercise of stock options	2,625	76,000

Net cash flows provided by financing activities	98,666	525,013

Net (decrease) increase in cash	(134,662)	230,730

Cash — beginning of period	389,440	607,759

Cash — end of period	$254,778	$838,489

Supplemental disclosures of cash flow information:
Cash paid for interest for the nine months ended December 31, 2008 and December 31, 2007 was $273,980 and $258,047, respectively.
Cash paid for income taxes for the nine months ended December 31, 2008 and December 31, 2007 was $0 and $99,750, respectively.
During the nine months ended December 31, 2008, $351,876 in equipment was acquired through capital leases.
See notes to the financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Notes to Unaudited Financial Statements
Note 1 — Summary of Significant Accounting Policies
Interim Unaudited Financial Statements
The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the nine months ended December 31, 2008 and 2007 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally made in the registrant’s annual report on Form 10-KSB. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended March 31, 2008.
Revenue Recognition
Revenue is recognized on the sale of products as customer shipments are made. Returns are estimated and recorded at the time of sale. Rental revenue is recognized on a monthly basis upon commencement of the lease agreement. Water utility revenue is recognized upon the transfer of the right to use the water. Utility revenue is recognized on a monthly basis based upon the monthly contracted rate.
Note 2 — Stockholders’ Equity
Stock Option Expenses
The Company accounts for employee stock-based compensation under the provisions of the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R) to its valuation methods. The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model. Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended December 31, 2008 was $25,911, which consisted of compensation expense related to employee stock options based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.
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

On February 2, 2007, the Company granted 100,000 options to one of its directors at fair value. These options vest over 4 years and expire in 5 years. These options were determined to have a value of $78,297 based on the Black-Scholes option-pricing model and an estimated forfeiture rate of 23%. The value of the option will be expensed over the term of the vesting schedule. For the nine months ended December 31, 2008, $14,679 was recorded as compensation expense and $44,046 remains to be expensed over the remaining vesting period. The following is a summary of the assumptions used and the weighted average grant-date fair value of these stock option grants.

Nine Months Ended
December 31, 2008
Risk Free Interest Rate	4.65%
Expected life (years)	5
Expected dividend yield	0%
Annualized volatility	88.5%
Estimated fair value of options granted	$1.01 per share
On April 17, 2008, the Company granted 50,000 options to a certain employee at fair value. These options will vest over 5 years and will expire in 10 years. These options were determined to have a value of $62,965 based upon the Black-Scholes option-pricing model and an estimated forfeiture rate of 23%. The value of the option will be expensed over the term of the vesting schedule. For the nine months ended December 31, 2008, $6,294 was recorded as compensation expense and $56,671 remains to be expensed over the remaining vesting period. The following is a summary of the assumptions used and the weighted average grant-date fair value of these stock option grants.

Nine Months Ended
December 31, 2008
Risk Free Interest Rate	3.75%
Expected life (years)	7.5
Expected dividend yield	0%
Annualized volatility	118.27%
Estimated fair value of options granted	$1.26 per share
Warrants
On January 24, 2008, the Company retained Pfeiffer High Investor Relations, Inc. (“PHIR”) to develop and implement a comprehensive investor relations program. For providing services, PHIR will be paid a monthly retainer fee of $5,000. In addition, the Company granted to PHIR principals, John Pfeiffer and Geoff High, a total of 20,000 warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $1.80. The warrants vest one-third on the date of the agreement, one-third at the six-month anniversary and one-third at 12-month anniversary. In the event of termination of the agreement, warrants will vest on a pro-rata basis for the period in which the agreement was in effect. All warrants have a four-year term, have cashless exercise provisions and piggyback registration rights. The warrants were determined to have a value of $26,750 based upon the Black-Scholes option-pricing model, which will be expensed in full by March, 31, 2009. As of December 31, 2008, $4,938 was recorded as compensation expense. As of December 31, 2008, 13,333 of the warrants are fully vested and the remaining 6,667 warrants will vest by January 2009. The warrants have a remaining life of approximately 3 years.

Note 3 — Related Party Transactions
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company, Messrs. Larson and Sipple, for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% that has been recorded as notes receivable related party and includes $136,439 of accrued interest at December 31, 2008. The Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. During the year ended March 31, 2003, the Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. The accumulated interest and outstanding principal were due upon maturity in August 2007. As of December 31, 2008, the note due from Mr. Larson has not yet been paid and the outstanding principal and interest due is $336,439 as reflected in the Company’s financial statements as “Notes receivable – related party.”
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
Note 5 — Commitments
Line of Credit
The Company has a bank line of credit that provides for borrowings of up to $300,000 subject to certain borrowing base requirements and requires monthly interest payments calculated at the Prime Rate plus 0.5% (3.75% at December 31, 2008) with all unpaid principal and interest due February 28, 2009. The line requires the Company to comply with reporting and financial covenants and is cross-collateralized by accounts receivable, inventory and defined real property and guaranteed by three stockholders and officers of the Company. The balance on the line of credit was $215,000 as of December 31, 2008.
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
The Company used the proceeds to pay off an existing real estate loan of approximately $2,500,000 for the corporate headquarters and bottling facility located in Louisville, Colorado. In addition, the Company used the additional proceeds of approximately $500,000 to purchase additional water rights and purchase additional equipment.

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
Results of Operations
Performance Overview – Recent Trends
Revenues for the nine months ended December 31, 2008 increased 10.5% to $7,148,247 from $6,468,227 for the same period ended December 31, 2007. Revenues for the three months ended December 31, 2008 increased 11.2% to $2,112,536 compared to $1,899,765 during the same period ended December 31, 2007. Two factors have contributed to the growth of the revenues. First, the Company introduced its Organic Vitamin Charged Spring Water in September 2007 and continues to see an increase in revenues. Second, the Company began offering a new purified drinking water in July 2008 to one of the largest retailers in the world. Orders from this customer have been consistent since we began providing products to them.

Recently, we recognized the opportunity to introduce a new product line to the current natural spring water line. Enhanced and flavored waters have experienced a significant growth over the recent years and now maintain an 18% market share of the premium water category. In order to compete in this market, the Company introduced its Organic Vitamin Charged Spring Water in September 2007. The Company developed six flavors for introduction which included Pink Passion Guava, Sicilian Orange, Strawberry Blueberry, Black Raspberry, Dragonfruit and Peach Mango and began delivery to new and existing customers utilizing our current delivery system. The products have also been introduced on a regional level to Vitamin Cottage, Kroger’s and Whole Foods markets. Recently, the Company began shipments to a regional distributor on the west coast which now makes the product available in over 2,000 locations in that area.
Also contributing to the growth in revenues, the Company began packaging a purified drinking water for the largest retailer in the country in July 2008. Shipments to this retailer increased revenues for the Company while also opening up the opportunity to offer purified drinking water products to other customers by utilizing filtration equipment that was recently installed.
While general economic trends have increased the costs associated with raw materials and the fuel costs associated with the operation of the route vehicles, the Company has begun to see some costs trending downward in more recent months. However, costs in other areas of the business operations including costs associated with the maintenance of the facility, insurance, property taxes and advertising and promotional expenses have increased the total operating expenses compared to the previous year.
The Company will continue to look for additional ways to increase the sales of our core products while also introducing the new Organic Vitamin Charged Spring Water line to our existing distribution channels and expanding into new territories.
Three and Nine Months Ended December 31, 2008 Compared to Three and Nine Months Ended December 31, 2007
Revenues
Sales for the three months ended December 31, 2008 were $2,112,536 compared to $1,899,765 for the same period ended December 31, 2007, an increase of 11.2%. Sales for the nine months ended December 31, 2008 were $7,148,247 compared to $6,468,227 for the same period ended December 31, 2007, an increase of 10.5%.
Sales of the products used in the delivery to homes and offices, which include 5 and 3 gallons bottles as well as the dispenser units, were 57.9% of sales and decreased slightly from $4,169,904 for the nine months ended December 31, 2007 to $4,142,456 for the nine months ended December 31, 2008, a decrease of $27,448 or less than 1%. Total units of 5 and 3 gallon products decreased 2.4% from the nine months ended December 31, 2007 to the nine months ended December 31, 2008, while the average selling price increased approximately 3%. The Company increased the price of the 5 and 3 gallon bottles in March 2008 which resulted in the increase of the average selling price.
In July 2008, the Company began shipments of a private label purified drinking water to the largest retailer in the country. The Company is one of the suppliers for their distribution center in Colorado that services approximately 90 locations. For the six months that the Company has been shipping for this customer, revenues for the purified drinking water were approximately $375,000. The Company expects to continue to provide private label purified drinking water for this retailer in the future.

In September 2007, the Company introduced an Organic Vitamin Charged Spring Water for distribution off of existing route vehicles as well as through major distributors. The product is now available throughout Colorado and in portions of surrounding states and through distributors along the west coast. The line of Organic Vitamin Charged Spring Water is available in Albertson’s, Vitamin Cottage, K&G (Jenny’s Markets), Kroger’s (King Soopers and City Markets) and Whole Foods Markets in the Midwest area. Additionally, the product is available to more than 2,000 other retail outlets, convenience stores and on-premise locations serviced by UNFI and US Food Service distributors. Gross revenues for the Organic Vitamin Charged Spring Water totaled $374,925 for the nine months ended December 31, 2008. Net revenues, after promotional discounts to retailers, for the Organic Vitamin Charged Spring Water were $286,084 for the nine months ended December 31, 2008. The Company is offering purchasing incentives to the retail buyers including discounts and buy one get one offers, as well as supporting in store sampling. In the stores in which the Company has been able to utilize sampling, sales figures show increased market acceptance by the increased ordering schedule for additional products.
Sales of the Company’s branded PET products (.5 liter to 1.5 liter sizes) decreased from $1,300,855 for the nine months ended December 31, 2007 to $1,195,941 for the nine months ended December 31, 2008, a decrease of 8.1%. Sales of the Company’s branded PET products represented 16.7% of sales for the nine months ended December 31, 2008 and 20.1% of sales for the nine months ended December 31, 2007. Sales for the private label PET products decreased slightly from $252,657 for the nine months ended December 31, 2007 to $241,726 for the nine months ended December 31, 2008, a decrease of 4.3% compared to the same period ended December 31, 2007. The Company offers a private label PET product to customers that choose to use their own labels on the Company’s spring water packaging and utilize the product in their marketing campaigns. The Company is able to offer the private label packaging at a higher average selling price for the custom labeling than the Company’s branded PET products. Contributing to the decrease in sales of the private label products was the fact that the Company stopped supplying private label PET products for Wild Oats Markets as a result of the purchase of that retail chain by Whole Foods Market who already had a supplier for their private label products. The average selling price for the private label PET products is about 18.2% higher than the Company’s branded PET products.
The Company’s branded gallon size products were 9% of sales or $642,768 for the nine months ended December 31, 2008 compared to $620,699 for the nine months ended December 31, 2007, an increase of 3.6%. The total unit volume for the one gallon products has increased 6.1% for the nine months ended December 31, 2008 compared to the same period ended December 31, 2007. The average selling price per one gallon unit has increased 2.8%. The Company began increasing prices for the one gallon products to customers in July 2008 to help offset the increases in the cost of goods.
Sales generated from the filter division increased from $64,740 for the nine months ended December 31, 2007 to $81,389 for the nine months ended December 31, 2008, an increase of 25.7%. Coffee and coffee equipment for service from our existing route vehicles decreased slightly from $128,250 for the nine months ended December 31, 2007 to $118,827 for the nine months ended December 31, 2008. The Company has experienced competition from other water companies that have now begun offering similar services.
Gross Profit/Cost of Goods Sold
Cost of goods sold for the nine months ended December 31, 2008 were $1,918,981, or 26.8% of sales, compared to $1,408,058 or 21.8% of sales for the same period ended December 31, 2007. Gross profit was $5,060,169 or 78.2% of sales for the nine months ended December 31, 2007 compared to $5,229,266 or 73.2% of sales for the nine months ended December 31, 2008. Overall, gross profit increased 3.3% for the nine months ended December 31, 2008. Cost of goods sold for the three months ended December 31, 2008 were $579,669, or 23.5% of sales, compared to $375,975 or 19.8% of sales for the same period ended December 31, 2007. Gross profit increased from $1,523,790 or 80.2% of sales for the three months ended December 31, 2007 to $1,532,867 or 72.6% of sales for the three months ended December 31, 2008, an increase of less than 1%.

Operating Expenses
Total operating expenses increased to $5,687,848 for the nine months ended December 31, 2008 from $5,212,500 for the same period ended December 31, 2007, an increase of $475,348 or 9.1%. Total operating expenses increased to $1,783,650 for the three months ended December 31, 2008 from $1,683,200 for the three months ended December 31, 2007, an increase of $100,450 or 6.0%.
Salaries and related expenses increased to $2,896,979 for the nine months ended December 31, 2008, or 40.5% of sales, from $2,719,313 for the nine months ended December 31, 2007, or 42.0% of sales. Salaries and related expenses increased to $891,151 for the three months ended December 31, 2008, or 42.2% of sales, from $873,405 for the three months ended December 31, 2007, or 46.0% of sales. The Company recognized an increase in the wages for the production of the smaller packaged products as well as for the water hauling wages in order to augment overall water usage. Additionally, the Company added retail support staff to promote the Organic Vitamin Charged Spring Water in the retail and health food stores. The Company has maintained a stable workforce and continues to compensate accordingly, resulting in increased wages in order to attract and retain employees.
Administrative and general expenses increased from $1,337,699 for the nine months ended December 31, 2007 to $1,439,689 for the nine months ended December 31, 2008, an increase of 7.6%. Administrative and general expenses increased from $440,956 for the three months ended December 31, 2007 to $463,100 for the three months ended December 31, 2008, an increase of 5%. The Company experienced increased expenses related to insurance, utilities and professional fees for an investor relations firm to implement a comprehensive investor relations program.
Delivery expenses increased from $634,587 for the nine months ended December 31, 2007 to $722,736 for the nine months ended December 31, 2008, an increase of 13.9%. Delivery expenses increased from $220,851 for the three months ended December 31, 2007 to $221,400 for the three months ended December 31, 2008, an increase of less than 1%. The cost of fuel resulted in an increase of 18% of fuel costs as compared to the previous nine months. There has also been an increase in vehicle leased equipment costs compared to the previous quarter as older leased vehicles are replaced. The Company instituted a delivery surcharge in June 2008 to help offset some of these increased costs.
Advertising and promotion expenses increased 22.5% to $264,192, or 3.7% of sales for the nine months ended December 31, 2008 compared to $215,665, or 3.3% of sales for the same period ended December 31, 2007. Advertising and promotion expenses increased 51% to $82,668, or 3.9% of sales for the three months ended December 31, 2008 compared to $54,738, or 2.8% of sales for the three months ended December 31, 2007. The increase in advertising and promotion expenses for the nine months ended December 31, 2008 is due to the launch of the new Organic Vitamin Charged Spring Water. The Company will incur additional costs as we promote the product at events and through major retail chains. The Company recognizes certain advertising and promotional expenses for products or services that could have been purchased at a fair market value regardless of whether or not the vendor had purchased the product.

Depreciation and amortization increased 19.3% to $364,252 or 5.1% of sales for the nine months ended December 31, 2008, as compared to $305,236 or 4.7% of sales for the nine months ended December 31, 2007. Depreciation and amortization increased 34.4% to $125,331 or 5.9% of sales for the three months ended December 31, 2008, as compared to $93,250 or 4.9% of sales for the three months ended December 31, 2007. The Company added additional equipment in order to produce purified water which was introduced in July 2008 which resulted in an increase in the depreciation expenses as compared to previous periods.
Interest, Taxes, Other Income and Other Expenses
For the nine months ended December 31, 2008, interest income decreased 38% to $28,236 as compared to $45,530 for the same period ended December 31, 2007. For the three months ended December 31, 2008, interest income decreased 57.2% to $6,327 as compared to $14,784 for the same period ended December 31, 2007. During the fiscal year ended March 31, 2008, the Company began utilizing the funds that had been placed in an interest bearing account to purchase additional equipment and to help fund the launch of the Organic Vitamin Charged Spring Water, resulting in a decrease of earned interest income.
Interest expense for the nine months ended December 31, 2008 increased 6.2% to $273,980 as compared to $258,046 for the same period ended December 31, 2007. Interest expense for the three months ended December 31, 2008 increased 8.1% to $92,095 as compared to $85,183 for the same period ended December 31, 2007. The increase in net interest expense resulted from the refinance of the notes on the property in Eldorado Springs, Colorado and the property in Louisville, Colorado. We refinanced the notes to receive net proceeds to be used in the operations of the Company and we extended the payment terms, which resulted in more of the payment allocated towards interest.
For the nine months ended December 31, 2008, the Company recorded income of $350,000. The Company sold the right to utilize water provided by the Company to certain properties located in Eldorado Springs, Colorado. The Company will begin providing water to these customers at their request under the terms of the agreements provided to the customers.
For the nine months ended December 31, 2008, the Company recorded income tax benefit of $118,000 against our pretax book loss of $354,326, a 33.3% effective tax rate compared to a tax benefit of $40,611 against our pretax book loss of $186,075 for the nine months ended December 31, 2007. For the three months ended December 31, 2008, the Company recorded income tax expense of $9,700 against our pretax book income of $13,449 compared to a tax benefit of $15,611 against our pretax book loss of $51,037 for the three months ended December 31, 2007.
The Company had a net loss after taxes of $236,326 for the nine months ended December 31, 2008 compared to a net loss after taxes of $145,464 for the same period ended December 31, 2007. The Company had a net income after taxes of $3,749 for the three months ended December 31, 2008 compared to a net loss after taxes of $35,426 for the three months ended December 31, 2007.
Liquidity and Capital Resources
Trade accounts receivable at December 31, 2008 was 1.4% more than that at March 31, 2008. This resulted from the increase in revenues for the nine months ended December 31, 2008. Day’s sales outstanding was approximately 33 days at December 31, 2008 and 38 days at March 31, 2008. The decrease in the day’s sales outstanding can be attributed to shorter payment terms extended to the larger retailers that are purchasing the private label purified drinking water and the Organic Vitamin Charged Spring Water.

Cash flows from operating activities had a net outflow of $9,207 for the nine months ended December 31, 2008. The cash used in operating activities represents an increase of $74,995 from the nine months ended December 31, 2007. The change in operating activities resulted from the change in prepaid expenses, accounts receivable and income taxes. The Company anticipates that cash flow from operations will be available to fund existing obligations for expected cash requirements over the next year and thereafter.
Cash flows from investing activities resulted in a net outflow of $224,121 for the nine months ended December 31, 2008. This total represents cash expenditures on equipment for electric water coolers, filtration equipment and coffee dispensing equipment that are rented to existing delivery customers.
Cash flows from financing activities resulted in a net inflow of $98,666 for the nine months ended December 31, 2008. The Company received proceeds from the line of credit in the amount of $215,000. The Company made cash payments on long-term debt obligations of $118,959.
The Company’s cash balance at December 31, 2008 decreased to $254,778 by a net amount of $134,662 from $389,440 at March 31, 2008.
The Company has a line of credit with American National Bank for $300,000. As of December 31, 2008, the Company had a balance due on the line of credit for $215,000. The line of credit is due for renewal on February 28, 2009. The Company believes that the line of credit will be renewed when due. The Company has no other material commitments for capital expenditures.
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company, Messrs. Larson and Sipple, for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% that has been recorded as notes receivable related party and includes $136,439 of accrued interest at December 31, 2008. The Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. During the year ended March 31, 2003, the Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. The accumulated interest and outstanding principal were due upon maturity in August 2007. As of December 31, 2008, the note due from Mr. Larson has not yet been paid and the outstanding principal and interest due is $336,439 as reflected in the Company’s financial statements as “Notes receivable – related party.”
On December 7, 2007, Mr. Sipple paid the entire balance due to the Company in the amount of $310,311. In the third quarter of fiscal year 2008, $178,722 of the deferred gain was recognized as the $200,000 note receivable plus interest from Mr. Sipple was paid.

Contractual Obligations and Commitments
The following table sets forth our contractual commitments as of December 31, 2008:

Fiscal Year End	Long-Term Debt	Operating Lease	Total
2009	$140,246	$386,836	$527,082
2010	178,070	338,969	517,039
2011	187,108	195,038	382,146
2012	1,470,816	83,771	1,554,587
2013	2,717,215	78,363	2,795,578

Total	$4,693,455	$1,082,977	$5,776,432

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
Changes In Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, in the future we intend to obtain the assistance of experienced financial personnel to enhance our financial reporting capabilities.

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

ELDORADO ARTESIAN SPRINGS, INC.
Date: February 17, 2009	By:	/s/ Douglas A. Larson
Douglas A. Larson
President (Principal Executive Officer)

Date: February 17, 2009	By:	/s/ Cathleen Shoenfeld
Cathleen Shoenfeld
Chief Financial Officer (Principal Financial Officer)

ELDORADO ARTESIAN SPRINGS, INC.
Quarterly Report on Form 10-Q
for the Quarter Ended December 31, 2008
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