Form 10-K
period 2009-03-31
ELDORADO ARTESIAN SPRINGS INC
filed 2009-06-29
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, par value $.001 per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, on the Nasdaq’s Over-the Counter Bulletin Board, as of September 30, 2008 was $11,054,144.
As of June 19, 2009, the Issuer had a total of 6,536,091 shares of common stock, $.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders, expected to be held in August 2009, are incorporated by reference into Part III of this Form 10-K.

PART I
Introductory Note. Cautionary Statement Regarding Forward-Looking Information and Risk Factors Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Eldorado to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Eldorado’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, availability of debt and equity financing, ability to purchase additional water rights, interest rate fluctuations, labor and marketing costs, operating costs, packaging costs, competition, legal claims and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Eldorado. Although Eldorado believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Eldorado or any other person that the objectives and plans of Eldorado will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
All references in this report to “Company,” “we,” “us,” “our,” or “Eldorado” refer to Eldorado Artesian Springs, Inc.
ITEM 1. BUSINESS.
The Company bottles, markets and distributes natural spring water under the Eldorado Artesian Spring Water brand. The Company also markets and distributes organic vitamin charged spring water under the Eldorado Artesian Spring Water Brand. The Company distributes to businesses, homes and offices using our own trucks for distribution primarily in Colorado. The Company also distributes directly to regional warehouses for major grocery store chains and distributions companies.
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
Bottles used for the smaller packaging, typically in sizes 1.5 liters and smaller, are made of polyethylene terephtalate (PET), a premium clear plastic. These bottles are commonly referred to in the beverage industry as PET bottles. The PET market has been driven by manufacturers who sell their water in smaller, more portable sizes, which are sold at retail and intended to fit the active lifestyles of bottled water consumers. The PET category has been the driving force behind the explosive growth in bottled water consumption. It is the most competitive market, dominated by four of the largest food and beverage companies in the world. During 2008, individual servings of bottled water in sizes of 1.5 liters and smaller accounted for more than 60% of the volume of bottled water sold, indicating that consumers are choosing bottled water in lieu of other bottled drinks.
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
More recently the beverage market has been influenced by the now fastest growing segment which is the “Enhanced and Flavored” segment of the industry. Flavored waters included in this segment have seen significant growth but the real growth has been in the enhanced or functional waters. Enhanced waters are those which include specific additives for perceived health or attitude benefits. The enhanced segment contributed about $1.5 billion in 2006 and grew by approximately 50% in 2007. For 2008, growth rates slowed but vitamin-added bottled water and energy drinks both saw growth rates of 8.3%. In September 2007, the Company introduced a line of enhanced waters that are differentiated from the others in the market. The product is made with organic ingredients and vitamins and high quality spring water. The objective is to make a product with superior taste and quality. U.S. sales of organic food products grew in 2008 by 15.8% despite tough economic times, according to the Organic Trade Association.

Company Background
Eldorado Artesian Springs, Inc. was formed under the laws of the State of Colorado on April 15, 1986, under the name Lexington Funding, Inc. (“Lexington”). Effective April 10, 1987, Lexington acquired all of the shares of Eldorado Artesian Springs, Inc. (“Eldorado”) of Eldorado Springs, Colorado. Eldorado, a Colorado corporation, was formed in 1983. In June 1988, Eldorado was merged into Lexington and Lexington changed its name to Eldorado Artesian Springs, Inc. The primary business of the Company is the bottling and sale of spring water from springs located in Eldorado Springs, Colorado on property owned by the Company. In addition to real property, the wells and springs thereon, and water rights, the Company owns a bottling plant in Louisville, Colorado (including building and bottling equipment), associated containers and equipment, resort buildings, a residential home, and an outdoor swimming pool which are located on the property in Eldorado Springs, Colorado.
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
During the fiscal year ended 2001, the Company completed construction of a new warehouse facility in Louisville, Colorado and began operations out of the new facility. The Company continues to bottle the same natural spring water that emanates from the source in Eldorado Springs, Colorado. The Company also leases additional high speed bottling equipment that was installed at the new facility. By utilizing the new equipment, and the additional warehouse, bottling and office space, the Company has been able to realize benefits in increased bottling speeds as well as efficiencies in transporting and storing raw materials and finished goods.
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
In September 2007, the Company introduced a line of Organic Vitamin Charged spring water. The beverage industry has been influenced by the Enhanced segment of the beverage market. The Company believes the Organic Vitamin Charged spring water will compete based on the organic ingredients, superior taste and brand recognition in the Colorado area where we currently distribute our water products. The Company expects to grow the distribution of this product off of existing delivery vehicles as well as through other independent distribution companies.
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

Products
The Company is principally in the business of selling bottled artesian spring water. Sales of the Company’s water have historically been made by selling five gallon and three gallon bottles of water directly to homes and businesses, retail grocery stores and distributors located in Colorado. The Company also sells its water at wholesale to retail food stores (grocery chains), by packaging the water into smaller, more convenient sizes which are suitable for retail distribution. The Company rents coolers to customers to dispense the bottled water. The Company also rents and sells filtration equipment to customers for home and office accounts. The Company added coffee and coffee equipment to its product mix delivered to customers from route delivery vehicles. The coffee is packaged by Green Mountain Coffee Roasters and is delivered by the Company’s employees. The Company’s water bottling operation accounted for approximately 99% of the Company’s revenues for the fiscal year ended March 31, 2009. The Company added a line of organic vitamin charged spring water to the product line and those products were available for distribution in September 2007. Additionally, in Eldorado Springs, the Company owns and operates a resort on its property during the summer months and rents a single-family home.
Sales and Distribution
The Company sells its bottled artesian spring water into two distinct segments of the market for bottled water.
Home/Commercial Delivery Business

Direct delivery of bottled water to homes and businesses has historically been the focus of the Company’s business. The Company’s bottled water delivery business primarily consists of the sale of five gallon and three gallon containers of water to customers who lease water dispensers from the Company. The Company delivers these bottles directly to customers using trucks owned or leased by the Company. The Company’s delivery sales are made primarily in the Denver/Boulder, Colorado metropolitan area (but also in selected other cities along the front range). As of March 31, 2009, the Company had approximately 14,000 active delivery accounts, and the delivery business currently accounts for roughly 68% of the Company’s revenues. Of the five and three gallon accounts, approximately 55% were home accounts and 45% were commercial accounts.
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
Government Regulation
The Company’s bottling operations are subject to regulation by the U.S. Food and Drug Administration and the Colorado Department of Public Health and Environment Consumer Protection Division. Weekly product and source bacteriological tests are required, and annual inspections are performed.
The Company is also subject to regulation under the Colorado Primary Drinking Water Regulations and the United States Safe Drinking Water Act. These regulations pertain to the operation of the water utility system owned by the Company that services the town of Eldorado Springs. These regulations are administered by the State of Colorado Health Department Drinking Water Division and regular periodic testing is required for this operation.
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
Research and Development Costs
The Company incurred a total of approximately $4,000 and $10,000 during the fiscal years ending 2009 and 2008, respectively, for costs related to the research and development of vitamin charged flavored organic spring water.
Employees
As of March 31, 2009, the Company had 71 full-time employees. During the summer months, the Company employs approximately 14 seasonal employees for the operation of the pool.
ITEM 1A. RISK FACTORS.
As a smaller reporting company, this item is not required.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
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
Louisville, Colorado
In August 2001, the Company purchased a new facility in Louisville, Colorado located approximately 10 miles from Eldorado Springs. This new facility is approximately 40,000 square feet. The Company utilizes approximately 9,000 square feet for office space for its corporate headquarters. The facility also serves as the bottling facility and warehouse space for raw and finished materials. The building sits on 6.6 acres owned by the Company. The facility is financed through traditional bank financing.
ITEM 3. LEGAL PROCEEDINGS.
There are no material pending legal proceedings to which the Company is a party or to which any of it properties are subject.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year covered by this report.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Price of Common Stock
The Company’s common stock is traded in the over-the-counter market on the Nasdaq’s OTC Bulletin Board (“OTCBB”) under the symbol “ELDO.” Corporate Stock Transfer is the Company’s transfer agent and registrar, and is able to respond to inquiries from stockholders on its website: www.corporatestock.com or at its mailing address: 3200 Cherry Creek Drive South, Suite #430, Denver, CO 80209. The quotations presented below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The following table sets forth, for the periods shown, high and low sales prices of our common stock, as quoted by the OTCBB:

Fiscal Year 2009	High	Low
Fourth Quarter through March 31, 2009	$2.09	$0.25
Third Quarter through December 31, 2008	$2.50	$1.10
Second Quarter through September 30, 2008	$2.25	$1.44
First Quarter through June 30, 2008	$2.50	$1.50

Fiscal Year 2008	High	Low
Fourth Quarter through March 31, 2008	$2.25	$1.45
Third Quarter through December 31, 2007	$3.50	$1.45
Second Quarter through September 30, 2007	$4.13	$1.55
First Quarter through June 30, 2007	$2.88	$2.70
The last price at which the Company’s common stock was sold was $1.10 on June 19, 2009.
Holders
The Company had 145 record owners of its common stock as of June 19, 2009.
Dividends
No dividends have been declared or paid to date on the Company’s common stock, and the Company does not anticipate paying dividends in the foreseeable future. The Company follows a policy of cash preservation for future use in the business.
Recent Sales of Unregistered Securities
During the year ended March 31, 2009, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-k or Form 10-Q.
Issuer Purchases of Equity Securities
None.
ITEM 6. SELECTED FINANCIAL DATA
As a smaller reporting company, this item is not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand our Company. The MD&A should be read in conjunction with our consolidated financial statements and accompanying notes. The MD&A includes the following sections:
•	Forward Looking Statements
•	Business Overview
•	Results of Operations — Year Ended March 31, 2009 Compared to Year Ended March 31, 2008
•	Liquidity and Capital Resources
•	Critical Accounting Issues
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
Business Overview
Eldorado Artesian Springs, Inc. is a Colorado based company that is primarily involved in the bottling and marketing of natural artesian spring water. The spring is located in the foothills of the Colorado Rocky Mountains and is surrounded by thousands of acres of state and city park land. The water rises up through many layers of sandstone under its own artesian pressure. Currently, the Company’s operations consist of its home/commercial delivery business (5 and 3 gallon bottles) and its PET (polyethylene terephtalate, a premium clear plastic container) consumer business. The Company also recently introduced an organic vitamin charged spring water that is distributed locally off of the Company’s vehicles as well as to regional distribution facilities. A small segment of the Company’s business includes the sales and rental of filtration and coffee dispensing equipment as well as the sale of coffee. The Company also owns and operates a public swimming pool on its property during the summer months and rents a single-family home on the property.
The Company’s headquarters and bottling facility consists of a total of approximately 40,000 square feet in Louisville, Colorado. The water is transported to the new facility in stainless steel tanker trucks. Once at the bottling plant, the water is then transferred into stainless steel holding tanks until it is used for bottling.
Results of Operations
Performance Overview — Recent Trends
For the fiscal year ended March 31, 2009, the Company reported an increase in overall revenue of 9.9%. The increase in revenue was generally driven by an increase in sales of the new line of organic vitamin charged spring water as well as increased sales of private label purified water to one of the largest retailers in the country. The Company has experienced a slight decrease in overall units from fiscal years 2008 to 2009 and contributes this to the overall change in the economy that affected much of the country beginning in October 2008.
The Company continues to utilize advertising and promotional budgets to help promote various products. The Company has been pursuing ways to offer more sizes of the products off of our own delivery vehicles to increase sales to existing customers.
Over the last year, general economic trends increased the cost of the raw materials, fuel and insurance. Although more recently, the Company has seen many of those costs trend back down which has impacted the Company more positively during the fourth quarter of fiscal 2009.

The Company believes that we are in a position to continue to grow in the markets we presently service by offering additional products and utilizing advertising and promotional budgets for promoting the products. We will continue to pursue additional business in new and emerging markets. In addition, we continue to look for ways to decrease operating costs in order to achieve profitability in the future.
Year Ended March 31, 2009 Compared to Year Ended March 31, 2008
Sales
Sales for the year ended March 31, 2009 were $9,290,868 compared to $8,457,412 for the same period ended March 31, 2008, an increase of 9.9%.
Sales of the products used in the delivery to homes and offices which include 5 and 3 gallons bottles as well as the dispenser units were 57.5% of sales and decreased from $5,476,222 for fiscal year 2008 to $5,346,183 for fiscal year 2009, a decrease of $129,739 or 2.4%. Total units of 5 and 3 gallon products decreased 3.9% from the fiscal year ended March 31, 2008 to the fiscal year ended March 31, 2009 while the average selling price decreased approximately 1%. General economic conditions have affected the total units delivered off of our existing vehicles. The Company continues to look for additional products to distribute to existing and new customers to offset the decrease in sales.
The Company increased filter rental and sales from $87,333 in fiscal year 2008 to $109,707 in fiscal year 2009, an increase of $22,374 or 25.6%. The Company also sells coffee and coffee equipment from our existing route vehicles. For the year ended March 31, 2009, sales for coffee, coffee equipment and accessories decreased from $175,274 for the fiscal year ended March 31, 2008 compared to $154,269 for the fiscal year ended March 31, 2009. Over the past year, the Company has experienced increased competition for the coffee service from local distributors as well as on-line web sites that promote similar products.
Sales of the Company’s PET products (.5 liter to 1.5 liter sizes), including private label products, represented 18.4% of sales for fiscal year 2009 and 21.2% of sales for fiscal year 2008 or $1,711,014 and $1,792,322, respectively. This represented a decrease of 4.5%. The Company’s gallon size products were 8.6% of sales or $801,052 in fiscal year 2009 compared to $790,460 in fiscal year 2008, an increase of 1.3%. Sales for the private label one gallon purified water products were approximately $550,000 for the nine months since the product was introduced in July 2008. The Company expects to continue shipments of this product in the future and will look to expand distribution where available. The Company is able to offer the private label products at a premium to customers wishing to utilize the product in their marketing campaigns.
In the second quarter of the fiscal year ended March 31, 2008, the Company began introducing an organic vitamin charged spring water for distribution off of existing route vehicles as well as through major distributors. The product is now available throughout Colorado and in portions of surrounding states. The line of organic vitamin charged spring water is available in Vitamin Cottage, K&G (Jenny’s Markets), and Whole Foods which is one of the nation’s premier health food supermarkets. Additionally, the product available to more than 2,000 other retail outlets, convenience stores and on-premise locations by UNFI and US Food Service distributors. The Company is utilizing purchasing incentives for the retail buyers as well as supporting in store sampling which shows increased market acceptance where customers have had the opportunity to sample. The Company has been able to add additional distributors and the result has been an increase in shipment quarter over quarter. Total sales for the organic vitamin charge spring water increased to $428,197 for the year ended March 31, 2009.
Gross Profit/Cost of Goods Sold
Cost of goods sold for fiscal year 2009 were $2,405,606, or 25.9% of sales, compared to $1,860,315 or 22% of sales for fiscal year 2008. Gross profit increased from $6,597,097, or 78% of sales in fiscal year 2008 to $6,885,262 or 74.1% of sales for fiscal year 2009. Overall, gross profit increased 4.4% from the fiscal year ended March 31, 2008.
Cost of goods for the home and office products were $292,330, or 5.5% of 5 and 3 gallon sales for fiscal year 2009, compared to $293,561, or 5.4% of sales for fiscal year 2008. Cost of goods for the Eldorado brand 1 gallon products were $379,892, or 47.4% of 1 gallon sales for fiscal year 2009, compared to $356,015, or 45% of sales for fiscal year 2008. Cost of goods for the private label purified water was $361,634, or 65.7% of sales for fiscal 2009. The purified water has a lower average selling price which results in higher cost of goods as a percent of sales. Cost of goods for the PET products were $917,909, or 53.6% of sales for fiscal year 2009, compared to $1,005,179, or 56.1% of sales for fiscal year 2008. Due to recent economic conditions, the cost of bottles and packaging for products has increased resulting in the decrease in gross profit.

Operating Expenses
Total operating expenses increased to $7,272,047 in fiscal year 2009 from $6,934,665 in fiscal year 2008, an increase of $337,382 or 4.8%. Of the total operating expenses, salaries and related expenses increased to $3,705,175 in fiscal year 2009, or 39.9% of sales, from $3,586,933 in fiscal year 2008, or 42.4% of sales. The Company recognized the largest increase in wages related to the additional sales commissions as a result of promoting the new organic vitamin charged spring water. The Company has maintained a stable workforce and continues to work towards increasing efficiencies in all departments.
Administrative and general expenses increased 1.6% for 2009 as compared to fiscal year 2008. The Company experienced large increases in health insurance and other insurance charges while also experiencing equal decreases in professional fees and bank charges. The Company has implemented internal changes in order to offset some of the increased insurance fees and will expect to see some of those changes affecting overall insurance expenses in the coming year.
Delivery expenses increased from $848,769 for fiscal year 2008 to $890,892 for fiscal year 2009, an increase of 5%. Again, the increased insurances expenses resulted in much of the overall increases in delivery expenses. Additionally, the Company experienced higher costs for truck maintenance and leases expenses for the current fleet of vehicles. Fuel costs resulted in higher delivery expenses at the beginning of the fiscal year but the Company began to experience decreases in fuel costs by the end of the fiscal year. Overall fuel costs for fiscal year 2009 were approximately $310,000, an increase of 1.5% over fiscal 2008.
Advertising and promotion expenses increased 25.6% for fiscal year 2009 compared to the fiscal year 2008. For 2009, advertising and promotion expenses were 3.9% of sales compared to 3.4% of sales for 2008. The increase of advertising and promotion expenses is due to the launch of the new organic vitamin charged spring water. The Company will incur additional costs as we promote the product at events and through major retail chains. The Company recognizes certain advertising and promotional expenses for products or services that could have been purchased at a fair market value regardless of whether or not the vendor had purchased the product.
Depreciation and amortization increased 18.2% for fiscal year 2009 as compared to fiscal year 2008. Depreciation and amortization for fiscal year 2009 was 5.2% of sales compared to 4.9% of sales for fiscal year 2008. The Company’s need for additional equipment for the new purified water resulted in an increase in overall depreciation and amortization expenses.
Interest, Taxes, Other Income and Other Expenses
For the year ended March 31, 2009, interest income decreased approximately 51% to $27,358 as compared to $56,039 for the same period ended March 31, 2008.
Interest expense for the year ended March 31, 2009 increased 5.8% to $362,447 as compared to $342,629 for the year ended March 31, 2008. The increase in net interest expense resulted from the refinance of the note in October 2007 on the property in Eldorado Springs, Colorado and the refinance of the note in February 2008 on the property in Louisville, Colorado. We refinanced the notes to receive net proceeds to be used in the operations of the Company and we extended the payment terms, which resulted in more of the payment allocated towards interest. The Company also had additional interest from the interest due on the balance of the line of credit that was outstanding during the fiscal year 2009.
For the year ended March 31, 2009, the Company recorded other income of $384,000. The Company sold the right to water taps to certain properties located in Eldorado Springs, Colorado.
For the fiscal year ended March 31, 2009, the Company recorded income tax benefit of $101,000 against our pretax book loss of $337,874, a 29.9% effective tax rate compared to a tax benefit of $134,128 against our pretax book loss of $445,436 for the fiscal year ended March 31, 2008.
The Company had a net loss after taxes of $236,874 in fiscal year 2009 compared to a net loss of $311,308 for fiscal year 2008.

Liquidity and Capital Resources
Trade accounts receivable for the year ended March 31, 2009 were 8.2% more than at year ended March 31, 2008. This resulted from the increase in revenues for the year ended March 31, 2009. Days sales outstanding was approximately 38 days for March 31, 2009 and March 31, 2008.
Cash flows from operating activities had a net inflow of $208,519 for fiscal year 2009. The cash provided by operating activities represents an increase of $556,128 from fiscal year 2008. The largest reconciling item between net income and net cash flow from operations was the $485,754 of depreciation and amortization. The change in operating activities also resulted from the change in inventories, prepaid expenses and income taxes. The Company anticipates that cash flow from operations will be available to fund existing obligations for expected cash requirements over the next year and thereafter.
Cash flows from investing activities resulted in a net outflow of $389,920 for fiscal year 2009. This total represents expenditures on equipment for electric water coolers, filtration equipment and coffee dispensing equipment that are rented to delivery customers.
Cash flows from financing activities resulted in a net inflow of $139,109 for fiscal year 2009. The Company received proceeds from the line of credit in the amount of $300,000. The Company also made payment on long-term obligations in the amount of $163,516.
The Company’s cash balance at March 31, 2009 decreased to $347,148 by a net amount of $42,292 from $389,440 at March 31, 2008.
At this time, the Company does not have a line of credit. The Company converted the balance due on its old line of credit of $300,000, which was due on February 28, 2009, to a term loan in March 2009. The note payable has an interest rate of 8.0% until June 2009, at which time the balance of the note is due. The Company is currently renegotiating the terms of the note and the payments due. The note calls for monthly principal and interest payments of $4,676 and matures June 2009. The note is subject to certain restrictive covenants. The Company has no other material commitments for capital expenditures.
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company, Messrs. Larson and Sipple, for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% that has been recorded as notes receivable related party and includes $142,787 of accrued interest at March 31, 2009. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. The accumulated interest and outstanding principal were due upon maturity in August 2007. As of the date of this annual report, the note due from Mr. Larson has not yet been paid. During the year ended March 31, 2003, the Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties.
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

Contractual Obligations and Commitments
The following table sets forth our contractual commitments as of March 31, 2009:

	Long-Term Debt
Fiscal Year End	and Capital Leases	Operating Lease	Total
2010	$481,420	$351,210	$832,630
2011	186,558	295,814	482,372
2012	1,468,800	214,152	1,682,952
2013	2,812,120	122,375	2,934,495
2014	—	73,544	73,544
Thereafter	—	17,138	17,138

Total	$4,948,898	$1,074,233	$6,023,131

Please refer to notes 5, 7 and 8 in our Consolidated Financial Statements for more information regarding our future cash commitments.
Impact of Inflation
We believe that our results are not dependent upon moderate changes in inflation rates.
Recently Issued Accounting Pronouncements
The Company follows the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Beginning April 1, 2009, the Company adopted the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:
Level 1: Quoted prices in active markets for identical assets or liabilities;
Level 2: Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or
Level 3: Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.
The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, this item is not required.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements of the Company, including the notes thereto, and the report of the independent registered public accounting firm, are included in this Annual Report and begin on page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Eldorado Artesian Springs, Inc.
Louisville, Colorado
We have audited the accompanying balance sheets of Eldorado Artesian Springs, Inc. as of March 31, 2009 and 2008 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended March 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eldorado Artesian Springs, Inc. as of March 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended March 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.
Ehrhardt Keefe Steiner & Hottman PC
June 29, 2009
Denver, Colorado

Balance Sheets

	March 31, 2009	March 31, 2008
Assets
Current assets
Cash	$347,148	$389,440
Accounts receivable — trade, net	967,508	893,660
Inventories	393,320	437,171
Prepaid expenses and other	105,456	107,144
Deferred tax asset	29,648	29,648
Income tax receivable	66,405	—

Total current assets	1,909,485	1,857,063

Non-current assets
Property, plant and equipment, net	4,433,393	4,177,350
Notes receivable — related party	342,787	318,138
Water rights, net	432,871	432,871
Deposits	112,820	135,785
Other, net	106,604	184,302

Total non-current assets	5,428,475	5,248,446

Total assets	$7,337,960	$7,105,509

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$420,849	$417,929
Accrued expenses	283,540	318,352
Customer deposits	66,477	80,530
Current portion of capital lease obligations	118,334	—
Current portion of long-term debt	363,086	56,748

Total current liabilities	1,252,286	873,559

Non-current liabilities
Capital lease obligations, less current portion	135,118	—
Long-term debt, less current portion	4,332,360	4,403,789
Deferred tax liability	—	75,480
Deferred gain on the sale of real estate	178,822	178,822

Total non-current liabilities	4,646,300	4,658,091

Total liabilities	5,898,586	5,531,650

Commitments and contingency

Stockholders’ equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,536,091 (2009) and 6,426,464 (2008) issued and outstanding	6,536	6,426
Additional paid-in capital	1,736,438	1,634,159
Accumulated deficit	(303,600)	(66,726)

Total stockholders’ equity	1,439,374	1,573,859

Total liabilities and stockholders’ equity	$7,337,960	$7,105,509

See notes to financial statements

Statements of Operations

	For the Years Ended
	March 31,
	2009	2008
Revenues
Water and related	$9,106,801	$8,297,186
Rentals	10,000	12,000
Pool and other	174,067	148,226

Total revenues	9,290,868	8,457,412

Cost of goods sold	2,405,606	1,860,315

Gross profit	6,885,262	6,597,097

Operating expenses
Salaries and related expenses	3,705,175	3,586,933
Administrative and general	1,830,011	1,801,118
Delivery	890,892	848,769
Advertising and promotions	360,215	286,810
Depreciation and amortization	485,754	411,035

Total operating expenses	7,272,047	6,934,665

Loss from operations	(386,785)	(337,568)

Other income (expense)
Gain on the sale of property	384,000	178,722
Interest income	27,358	56,039
Interest expense	(362,447)	(342,629)

Total other income (expense)	48,911	(107,868)

Loss before income taxes	(337,874)	(445,436)

Income tax benefit
Deferred	101,000	134,128

Total income tax benefit (expense)	101,000	134,128

Net loss available to common shareholders	$(236,874)	$(311,308)

Basic and diluted weighted average common shares outstanding	6,669,144	6,274,028

Basic and diluted loss per common share	$(0.04)	$(0.05)

See notes to financial statements

Statement of Changes in Stockholders’ Equity
For the Year Ended March 31, 2009

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance — March 31, 2007	6,031,066	$6,031	$1,483,957	$244,582	$1,734,570

Stock options exercised	58,000	57	75,943	—	76,000

Conversion of warrants to shares	337,398	338	(338)	—	—

Stock options issued to employees	—	—	74,597	—	74,597

Net loss	—	—	—	(311,308)	(311,308)

Balance — March 31, 2008	6,426,464	$6,426	$1,634,159	$(66,726)	$1,573,859

Exercise of options and deferred tax benefit	109,627	110	46,515	—	46,625

Stock options issued to employees	—	—	55,764	—	55,764

Net loss	—	—	—	(236,874)	(236,874)

Balance — March 31, 2009	6,536,091	$6,536	$1,736,438	$(303,600)	$1,439,374

See notes to financial statements

Statements of Cash Flows

	For the Years Ended
	March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(236,874)	$(311,308)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	485,754	411,035
Deferred income taxes	(75,480)	(21,158)
Stock based compensation	55,764	74,597
Accrued interest on related party note receivable	(24,649)	(37,999)
Gain on sale of real estate	—	(178,722)
Changes in assets and liabilities
Accounts receivable	(128,848)	(50,979)
Inventories	43,851	(240,724)
Prepaid expenses and other	178,386	(32,663)
Other assets	—	(58,491)
Deposits	22,965	(26,781)
Accounts payable	2,920	163,870
Accrued expenses	(34,812)	75,134
Income taxes	(66,405)	(100,366)
Customer deposits	(14,053)	(13,054)

Net cash provided (used in) by operating activities	208,519	(347,609)

Cash flows from investing activities
Purchase of water rights	—	(361,196)
Payments received on related party note receivable	—	310,311
Purchases of property and equipment	(389,920)	(327,235)

Net cash used in investing activities	(389,920)	(378,120)

Cash flows from financing activities
Proceeds from exercise of stock options	2,625	76,000
Net proceeds from line of credit	300,000	—
Proceeds from long-term debt	—	4,406,393
Payments on long-term debt and capital leases	(163,516)	(3,974,983)

Net cash provided by financing activities	139,109	507,410

Net decrease in cash	(42,292)	(218,319)

Cash — beginning of year	389,440	607,759

Cash — end of year	$347,148	$389,440

Supplemental disclosure of cash flow information
Cash paid during the year for interest was $362,447 (2009) and $342,629 (2008).
Cash paid during the year for income taxes was $0 (2009) and $99,750 (2008).
During the year, the Company acquired $351,877 in fixed assets through capital leases.
During the year, the Company recorded $44,000 in excess tax benefits on stock options which was recorded as a component of additional paid in capital.
See notes to financial statements

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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At March 31, 2009, the Company did not have any cash equivalents.
Inventories
Inventories consist primarily of water bottles and packaging and are stated at the lower of cost or market, determined using the first-in, first-out method (FIFO).
Deposits
Deposits consist primarily of deposits related to the purchase of equipment.
Property, Plant, and Equipment
Property, plant and equipment are stated at cost. Machinery, equipment, furniture and fixtures are depreciated using various methods over their estimated useful lives, ranging from 3 to 7 years. Buildings and improvements are depreciated using the straight-line method over the estimated useful lives for owned assets, ranging from 15 to 39 years. Depreciable lives on leasehold improvements are the shorter of the lease term or the useful life. Capital leased assets amortize over the shorter of their useful life or related lease term.
Water Rights
Water rights are recorded at cost. As water rights have an indefinite life, no amortization is recognized.
Other Assets
Other assets consist of customer lists, loan fees and other costs which have been recorded at cost and are being amortized on the straight-line basis over 5 to 40 years. The Company expects to amortize approximately $19,000 each year for the next five years.
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
Stock Based Compensation
The Company accounts for employee stock-based compensation under the provisions of the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,”(“SFAS 123(R)”) which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R) to its valuation methods. The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model. Stock-based compensation expense recognized under SFAS 123(R) for the twelve months ended March 31, 2009 was $55,764 and $74,597 for the twelve months ended March 31, 2008, which consisted of compensation expense related to employee stock options based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.
Basic and Diluted Loss Per Common Share
The Company calculates net loss per share under the provisions of Statement of Financial Accounting Standards No.128, Earnings Per Share (SFAS 128). Under SFAS No. 128, basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during the period.
Potentially dilutive common shares and outstanding warrants which have been exclude from the computation of diluted income per share as of March 31, 2009 and 2008 were 270,000 and 905,000, respectively, because their effect would have been antidilutive.
Fair Value of Financial Instruments
The carrying amounts of financial instruments including cash, receivables, accounts payable and accrued expenses approximated fair value as of March 31, 2009, because of the relatively short maturity of these instruments.
The carrying amounts of notes receivable and long-term debt approximates fair value as of March 31, 2009 because interest rates on these instruments approximate market interest rates.
Revenue Recognition
Revenue is recognized on the sale of products as customer shipments are made. Returns are estimated and recorded at the time of sale. Rental revenue is recognized on a monthly basis upon commencement of the lease agreement. Water tap revenue is recognized upon the transfer of the right to use the water. Water utility revenue is recognized on a monthly basis based upon the monthly contracted rate.
Shipping Costs
Shipping costs for materials used in the final products are included in the cost of goods. Shipping costs for products delivered to customers are included in total operating expenses.

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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expense for the years ended March 31, 2009 and 2008 were $360,215 and $286,810, respectively.
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
Recently Issued Accounting Pronouncements
The Company follows the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Beginning April 1, 2009, the Company adopted the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:
Level 1: Quoted prices in active markets for identical assets or liabilities;
Level 2: Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or
Level 3: Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.
The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
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

Note 2 — Balance Sheet Disclosures
Accounts receivable consist of the following:

	March 31, 2009	March 31, 2008
Accounts receivable
Accounts receivable	$1,047,508	$973,660
Allowance for doubtful accounts	(80,000)	(80,000)

	$967,508	$893,660

Property, plant and equipment consist of the following at:

	March 31, 2009	March 31, 2008
Property, plant and equipment
Land	$1,000,263	$1,000,263
Buildings and improvements	4,183,129	3,924,858
Machinery and equipment	5,002,689	4,550,367
Office furniture and fixtures	329,391	325,511

	10,515,472	9,800,999
Less accumulated depreciation and amortization	(6,082,079)	(5,623,649)

	$4,433,393	$4,177,350

Other assets consist of the following at:

	March 31, 2009	March 31, 2008
Other assets
Customer lists, loan fees, and other	$158,952	$169,362
Deferred tax asset	44,000	111,424
Accumulated amortization	(123,808)	(96,484)

	$79,144	$184,302

Accrued expenses consist of the following at:

	March 31, 2009	March 31, 2008
Accrued expenses
Accrued payroll and taxes	$83,011	$95,748
Accrued repairs	—	24,139
Accrued property taxes	174,511	172,403
Accrued sales taxes	26,018	26,062

	$283,540	$318,352

Note 3 — Deferred Gain on the Sale of Real Estate
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company, Messrs. Larson and Sipple, for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% that has been recorded as notes receivable related party and includes $142,787 of accrued interest at March 31, 2009. The Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. The accumulated interest and outstanding principal were due upon maturity in August 2007. As of the date of this annual report, the note due from Mr. Larson has not yet been paid. During the year ended March 31, 2003, the Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties.

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
Note 4 — Long-Term Debt
Long-term debt is as follows:

	March 31, 2009	March 31, 2008
Note payable to a bank with interest fixed at 7.5% until October 2012, at which time the balance of the note is due. The note calls for monthly principal and interest payments of $22,385 and matures October 2012. Cross Collateralized by substantially all assets of the Company and guaranteed by three stockholders and officers of the Company. The note is subject to certain restrictive covenants.	$2,939,695	$2,982,880

Note payable to a bank with interest fixed at 7.75% until February 2012, at which time the balance of the note is due. The note calls for monthly principal and interest payments of $11,439 with all unpaid principal and interest due February 2012. Cross-collateralized by all rents and deed of trust of the Company and guaranteed by three stockholders and officers of the Company.	1,455,751	1,477,657

Note payable to a bank with interest fixed at 8.0% until June 2009, at which time the balance of the note is due. The note calls for monthly principal and interest payments of $4,676 and matures June 2009. Cross-collateralized by all assets of the Company and guaranteed by three stockholders and officers of the Company. The note is subject to certain restrictive covenants. The Company is currently renegotiating the terms of the note and the payments due.	300,000	—

	4,695,446	4,460,537
Less current portion	(363,086)	(56,748)

	$4,332,360	$4,403,789

Maturities of long-term obligations are as follows:

Year Ending March 31,

2010	$363,086
2011	68,224
2012	1,452,018
2013	2,812,118

$4,695,446

Note 5 — Capital Leases
During the year ended March 31, 2009, the Company has acquired assets under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. The leases expire between April 2011 and June 2011. Amortization of the leased property is included in depreciation expense.
The assets under capital lease have cost and accumulated amortization as follows:

March 31, 2009

Cost	$351,877
Less accumulated amortization	(42,735)

$309,142

Maturities of capital lease obligations are as follows:

Year Ending March 31,

2010	$127,191
2011	127,191
2012	18,097

Total minimum lease payments	272,479
Amount representing interest	(19,015)

Present value of net minimum lease payments	253,452
Less current portion	(118,334)

Long-term capital lease obligation	$135,118

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

	March 31, 2009	March 31, 2008

Current deferred tax asset	$29,648	$29,648
Current deferred tax liability	—	—

Net current deferred tax asset	$29,648	$29,648

Long-term deferred tax asset	$148,153	$111,424
Long-term deferred tax liability	(120,087)	(75,480)

Net long-term deferred tax asset	$28,066	$35,944

Temporary differences giving rise to the net deferred tax asset are as follows:

Allowance for doubtful accounts	$29,648	$29,648
Property and equipment	(112,220)	(66,001)
Deductible stock compensation	9,914	—
Net operating loss	138,239	111,424
Deferred gain and other	(7,867)	(9,479)

	$57,714	$65,592

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income compared to the income tax (expense) benefit in the statements of income:

	For the Years Ended
	March 31,
	2009	2008

Federal income taxes computed at statutory rate	$(114,877)	$(151,448)
State income taxes	(8,721)	(10,947)
Stock based compensation	9,864	25,363
Tax to provision true-up	4,633	—
Other	8,101	2,904

	$(101,000)	$(134,128)

Note 7 — Commitments
Operating Leases
The Company leases delivery trucks, vehicles, equipment and property under non-cancelable operating leases. Rent expense for these leases was $445,080 and $427,693 for the years ended March 31, 2009 and 2008, respectively.
Future minimum lease payments under these leases are approximately as follows:

Year Ending March 31,

2010	$351,210
2011	295,814
2012	214,152
2013	122,375
2014	73,544
Thereafter	17,138

$1,074,233

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
Note 9 — Stockholders’ Equity
Stock Options
The Company has a qualified stock plan, the 2008 Incentive Stock Plan, pursuant to which 2,000,000 shares were reserved for issuance. As of March 31, 2009, 50,000 shares were reserved for issuance pursuant to outstanding grants and 1,950,000 shares were available for future grant. Additionally, the Company previously had a qualified stock plan, the 1997 Stock Option Plan, which expired in 2007, pursuant to which 875,000 shares were reserved for issuance. As of March 31, 2009, 270,000 shares were reserved for issuance pursuant to outstanding grants and no shares were available for future grant as the plan has expired. The 2008 Incentive Stock Plan and the 1997 Stock Option Plan, referred to herein as the Plans, and the shares issuable there under, are both registered on Form S-8 with the Securities and Exchange Commission. The Plans provide for the grant of options and other equity based awards to employees, directors and consultants of the Company and are administered by the Company’s Board of Directors.
The following table presents the activity for options outstanding:

		Weighted
		Average
	Stock	Exercise
	Options	Price

Outstanding — March 31, 2007	1,098,000	1.37
Granted	47,000	1.75
Forfeited/canceled	(182,000)	1.43
Exercised	(58,000)	1.31

Outstanding — March 31, 2008	905,000	1.38
Granted	50,000	1.80
Forfeited/canceled	(426,000)	1.38
Exercised	(259,000)	1.38

Outstanding — March 31, 2009	270,000	$1.48

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Price*	Life*	Number	Price*

0.875	30,000	0.875	4.89	30,000	0.875
1.00	24,000	1.00	4.42	24,000	1.00
1.43	100,000	1.43	2.84	50,000	1.43
1.65	26,000	1.65	7.09	26,000	1.65
1.75	31,000	1.75	8.09	31,000	1.75
1.80	50,000	1.80	9.05	—	1.80
1.938	4,000	1.938	1.09	4,000	1.938
2.125	5,000	2.125	0.10	5,000	2.125

Total — March 31, 2009	270,000	$1.48	1.40	170,000	$1.40

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, in years, respectively.
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
On February 2, 2007, the Company granted 100,000 options to one of its directors at fair value. These options vest over 4 years and expire in 5 years. These options were determined to have a value of $78,297 based on the Black-Scholes option-pricing model and an estimated forfeiture rate of 23%. The value of the option will be expensed over the term of the vesting schedule. For the year ended March 31, 2009, $19,573 was recorded as compensation expense. $39,228 remains to be expensed over the remaining vesting period. The following is a summary of the assumptions used and the weighted average grant-date fair value of these stock option grants.

Risk Free Interest Rate	4.65%
Expected life (years)	5
Expected dividend yield	0%
Annualized volatility	88.5%
Estimated fair value of options granted	$1.01 per share
On April 17, 2008, the Company granted 50,000 options to a certain employee at fair value. These options will vest over 5 years and will expire in 10 years. These options were determined to have a value of $62,965 based upon the Black-Scholes option-pricing model and an estimated forfeiture rate of 23%. The value of the option will be expensed over the term of the vesting schedule. For the year ended March 31, 2009, $9,441 was recorded as compensation expense and $53,524 remains to be expensed over the remaining vesting period. The following is a summary of the assumptions used and the weighted average grant-date fair value of these stock option grants.

Risk Free Interest Rate	3.75%
Expected life (years)	7.5
Expected dividend yield	0%
Annualized volatility	118.27%
Estimated fair value of options granted	$1.26 per share

Warrants
On January 24, 2008, the Company retained Pfeiffer High Investor Relations, Inc. (“PHIR”) to develop and implement a comprehensive investor relations program. For providing services, PHIR will be paid a monthly retainer fee of $5,000. In addition, the Company granted to PHIR principals, John Pfeiffer and Geoff High, a total of 20,000 warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $1.80. The warrants vest one-third on the date of the agreement, one-third at the six-month anniversary and one-third at 12-month anniversary. In the event of termination of the agreement, warrants will vest on a pro-rata basis for the period in which the agreement was in effect. All warrants have a four-year term, have cashless exercise provisions and piggyback registration rights. The warrants were determined to have a value of $26,750 based upon the Black-Scholes option-pricing model. As of March 31, 2009, $26,750 was recorded as compensation expense. As of March 31, 2009, all of the warrants were fully vested. The warrants have a remaining life of 2.8 years.
Note 10 — Employee Benefit Plan
The Company has adopted a 401(k) profit sharing plan for its employees. Employees become eligible to participate in the plan once they have completed one year of service and have reached 21 years of age. Contributions by the Company and employees vest immediately. The Company matches 100% of employee’s contributions up to 3% of the employee’s gross pay. The Company matched approximately $50,000 for the year ended March 31, 2009 and $54,000 for the year ended March 31, 2008. No discretionary profit sharing contributions were approved by the Board of Directors for the years ended March 31, 2009 and 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A(T). CONTROLS AND PROCEDURES
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
Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), referred to as the Internal Control—Integrated Framework. Based on this assessment, management, with the participation of our principal executive officer and principal financial officer, has determined that we did not maintain effective internal controls over financial reporting as of March 31, 2009. Management has identified a material weakness in the operation of our internal controls over financial reporting as it relates to the lack of technical expertise regarding complex accounting matters associated with certain equity transactions and the impact on deferred income taxes. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.
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
Changes In Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, in the future we intend to obtain the assistance of experienced financial personnel to enhance our financial reporting capabilities.
ITEM 9B. OTHER INFORMATION
On March 17, 2009, the Company and American National Bank entered into an agreement to modify the terms of the Company’s $300,000 line of credit, originally obtained on February 24, 2000, pursuant to which the line of credit was converted to a $300,000 term loan. Pursuant to a loan agreement and debt modification agreement, both dated March 17, 2009, the outstanding balance on the line of credit of $300,000, which was due and payable on February 28, 2009, was converted to a term loan that will be due and payable on June 30, 2009 and will bear interest at a fixed rate of 8.00%. The modified note provides for monthly payments of approximately $4,767 beginning on March 30, 2009 and requires a single balloon payment of the entire unpaid balance of principle and interest on June 30, 2009. The modified note continues to be secured by the Company’s inventory and accounts receivable and guaranteed by three of the Company’s officers and directors. The loan agreement specifies events of default customary to facilities of its type, including any non-payment of principal, interest or other amounts, misrepresentation of representations and warranties, violation of covenants, certain events of bankruptcy or insolvency, certain material judgments, seizure of assets, or other material adverse changes. Upon the occurrence of an event of default, the payments by the Company of all of its outstanding obligations may be accelerated and the Bank’s commitments under the loan agreement may be terminated. Other terms of the original note dated February 24, 2000 remain unchanged. The Company is currently renegotiating the terms of the note and the payments due.
The foregoing description of the modified agreement with American National Bank does not purport to be complete and is qualified in its entirety by reference to the actual agreement which is filed as Exhibit 10.26 to this annual report on Form 10-K and incorporated herein by reference.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.
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
ITEM 11. EXECUTIVE COMPENSATION
The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.
PART IV
ITEM 15. EXHIBITS
(a) Documents Filed as Part of this Report
(1)	Financial Statements. The financial statements of Eldorado Artesian Springs, Inc., which are listed on the Table of Contents to Financial Statements appearing on page 17 of this Annual Report.
(2)
Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

(3)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit
No.	Description	Location

3.1	Articles of Incorporation and Bylaws	Incorporated by reference to Exhibit 3 to the Registration Statement (No. 33-6738-D)

3.2	Amended Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 1998

3.3	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to Eldorado’s Form SB-2/A (Registration Statement No. 333-68553) filed with the Securities and Exchange Commission on November 21, 2000

3.4	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to Eldorado’s Form SB-2/A (Registration Statement No. 333-68553) filed with the Securities and Exchange Commission on July 2, 1999

10.1 *	1997 Stock Option Plan	Incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-68553

10.2	Promissory Note with First National Bank of Boulder County dated June 27, 1997	Incorporated by reference to Exhibit 10.2 to Registration Statement No. 333-68553

10.3	Deed of Trust dated June 27, 1997	Incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-68553

10.4	Small Business Administration Note — U.S. Bank, August 21, 2001	Incorporated by reference to Exhibit 10.4 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.5	U.S. Bank, August 21, 2001 Deed of Trust	Incorporated by reference to Exhibit 10.5 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.6	U.S. Small Business Administration Note — Bank of West August 21, 2001	Incorporated by reference to Exhibit 10.6 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.7	Bank of West, August 21, 2001, Deed of Trust	Incorporated by reference to Exhibit 10.7 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.8	Contract to Buy and Sell Real Estate (Commercial)	Incorporated by reference to Exhibit 10.1 to Eldorado’s Form 10-QSB for the quarter ended September 30, 2001

10.9	Contract to Buy and Sell Real Estate (Residential)	Incorporated by reference to Exhibit 10.2 to Eldorado’s Form 10-QSB for the quarter ended September 30, 2001

10.10	Contract to Buy and Sell Real Estate (Residential)	Incorporated by reference to Exhibit 10.3 to Eldorado’s Form 10-QSB for the quarter ended September 30, 2001

10.11	Note receivable — Doug Larson	Incorporated by reference to Exhibit 10.8 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

Exhibit
No.	Description	Location

10.12	Doug Larson — Pledge agreement	Incorporated by reference to Exhibit 10.9 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.13	Note receivable — Kevin Sipple	Incorporated by reference to Exhibit 10.10 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.14	Kevin Sipple — Pledge agreement	Incorporated by reference to Exhibit 10.11 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.15	Management Consulting and Finders Agreement, dated as of January 4, 2005, by and between the Company and Capital Merchant Bank, LLC	Incorporated by reference to Exhibit 10.1 to Eldorado’s Form 8-K filed with the Securities and Exchange Commission on January 11, 2005

10.16	Warrant to Purchase Shares of Common Stock, dated January 4, 2005	Incorporated by reference to Exhibit 10.2 to Eldorado’s Form 8-K filed with the Securities and Exchange Commission on January 11, 2005

10.17	Water Lease Agreement with Denver Wells, LLC dated August 31, 2006	Incorporate by reference to Exhibit 10.14 to Eldorado’s Form 8-K filed with the Securities and Exchange Commission on October 4, 2006

Exhibit
No.	Description	Location

10.18	Commercial Loan Agreement with American National Bank dated February 20, 2007	Incorporated by reference to Exhibit 10.18 to Eldorado’s Form 10-KSB filed with the Securities and Exchange Commission on June 26, 2007

10.19	Commercial Loan Agreement with American National Bank dated October 11, 2007	Incorporated by reference to Exhibit 10.1 to Eldorado’s Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007

10.20	Purchase and Sale Agreement with Farmers Reservoir and Irrigation Company Marshall Lake Division Shares dated February 28, 2007	Incorporated by reference to Exhibit 10.20 to Eldorado’s Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007

10.21	Purchase and Sale Agreement with Farmers Reservoir and Irrigation Company Marshall Lake Division Shares dated August 2, 2007	Incorporated by reference to Exhibit 10.21 to Eldorado’s Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007

10.22	Water Use Agreement with the City of Louisville, Colorado dated October 16, 2007	Incorporated by reference to Exhibit 10.22 to Eldorado’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2007

10.23	Purchase and Sale Agreement with Farmers Reservoir and Irrigation Company Marshall Lake Division Shares dated March 21, 2008	Incorporated by reference to Exhibit 10.23 to Eldorado’s Form 10-KSB filed with the Securities and Exchange Commission on June 27, 2008

10.24 *	2008 Incentive Stock Plan	Incorporated by reference to Annex A to Eldorado’s Definitive Proxy Statement on Schedule 14A for the Annual meeting of Shareholders held on August 26, 2008

10.25	First Amendment to Water Lease Agreement dated July 15, 2008	Incorporated by reference to Exhibit 10.24 to Eldorado’s Form 8-k filed with the Securities and Exchange Commission on August 1, 2008

Exhibit
No.	Description	Location

10.26	Commercial Loan Agreement with American National Bank dated March 17, 2009 (including Debt Modification Agreement dated March 17, 2009)	Filed herewith

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELDORADO ARTESIAN SPRINGS, INC.
By:	/s/ Douglas A. Larson
Douglas A. Larson,
President (Principal Executive Officer)

Dated: June 29, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ Douglas A. Larson Douglas A. Larson,	June 29, 2009
President and Director

/s/ Kevin M. Sipple Kevin M. Sipple,	June 29, 2009
Vice-President, Secretary and Director

/s/ Cathleen Shoenfeld Cathleen Shoenfeld,	June 29, 2009
Chief Financial Officer, Chief Accounting Officer
(Principal Financial and Accounting Officer)

/s/ Jeremy S. Martin Jeremy S. Martin,	June 29, 2009
Vice-President and Director

/s/ George J. Schmitt George J. Schmitt, Director	June 29, 2009

/s/ J. Ross Colbert J. Ross Colbert, Director	June 29, 2009

EXHIBIT INDEX

10.26	Commercial Loan Agreement with American National Bank dated March 17, 2009 (including Debt Modification Agreement dated March 17, 2009)	Filed herewith

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith