Form 10-Q
period 2009-06-30
ELDORADO ARTESIAN SPRINGS INC
filed 2009-08-14
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-18235

ELDORADO ARTESIAN SPRINGS, INC.
(Exact name of registrant as specified in its charter)

Colorado (State or Other Jurisdiction of Incorporation or Organization)	84-0907853 (IRS Employer Identification No.)

1783 Dogwood Street Louisville, Colorado (Address of Principal Executive Offices)	80027 (Zip Code)
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
On August 13, 2009, there were 6,536,091 shares of the registrant’s common stock, $.001 par value, outstanding.

ELDORADO ARTESIAN SPRINGS, INC.
FORM 10-Q

ITEM 1.	FINANCIAL STATEMENTS
ELDORADO ARTESIAN SPRINGS, INC.
Balance Sheets

	June 30,	March 31,
	2009	2009
	(Unaudited)

Assets
Current assets
Cash	$534,167	$347,148
Accounts receivable — trade, net	992,779	967,508
Inventories	436,662	393,320
Prepaid expenses and other	122,616	105,456
Deferred tax asset	29,648	29,648
Income tax receivable	66,405	66,405

Total current assets	2,182,277	1,909,485

Non-current assets
Property, plant and equipment — net	4,380,121	4,433,393
Notes receivable — related party	349,254	342,787
Investments	361,196	361,196
Water rights	71,675	71,675
Deposits	117,770	112,820
Other — net	116,384	106,604

Total non-current assets	5,396,400	5,428,475

Total assets	$7,578,677	$7,337,960

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$697,273	$420,849
Accrued expenses	359,120	283,540
Customer deposits	78,523	66,477
Current portion of capital lease obligations	118,334	118,334
Current portion of long-term debt	353,918	363,086

Total current liabilities	1,607,168	1,252,286

Non-current liabilities

Capital lease obligations, less current portion	108,024	135,118
Long-term debt, less current portion	4,319,743	4,332,360
Deferred gain on the sale of real estate	178,822	178,822

Total non-current liabilities	4,606,589	4,646,300

Total liabilities	6,213,757	5,898,586

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,536,091 (June and March 2009) issued and outstanding	6,536	6,536
Additional paid-in capital	1,744,478	1,736,438
Accumulated deficit	(386,094)	(303,600)

Total stockholders’ equity	1,364,920	1,439,374

Total liabilities and stockholders’ equity	$7,578,677	$7,337,960

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Operations

	For the Three Months Ended
	June 30,
	2009	2008
Revenue
Water and related	$2,226,469	$2,175,050
Resort operations	29,121	42,288

Net revenue	2,255,590	2,217,338

Cost of goods sold	567,002	521,696

Gross profit	1,688,588	1,695,642

Operating expenses
Salaries and related	878,633	971,322
Administrative and general	424,850	506,396
Delivery	192,688	238,565
Advertising and promotions	102,083	96,618
Depreciation and amortization	126,861	116,568

	1,725,115	1,929,469

Operating loss	(36,527)	(233,827)

Other income (expense)
Interest income	6,527	6,743
Interest expense	(94,494)	(89,456)

	(87,967)	(82,713)

Net loss before provision for income taxes	(124,494)	(316,540)

Income tax benefit	42,000	110,000

Net loss	$(82,494)	$(206,540)

Basic and diluted loss per common share	$(0.01)	$(0.03)

Weighted average number of common shares outstanding — basic and dilutive	6,536,091	6,579,365

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Cash Flows

	Three Months Ended
	June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(82,494)	$(206,540)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	126,861	116,569
Deferred income tax benefit	(42,000)	(110,000)
Stock based compensation	8,040	6,564
Accrued interest on related party note receivable	(6,467)	(5,955)
Changes in certain assets and liabilities
Accounts receivable	(25,271)	(112,794)
Inventories	(43,342)	(4,818)
Prepaid expenses and other	10,302	30,347
Deposits	(4,950)	13,363
Accounts payable	276,424	138,998
Accrued expenses	75,580	(63,723)
Customer deposits	12,046	2,987

Net cash used in operating activities	304,729	(221,729)

Cash flows from investing activities
Purchases of property and equipment	(68,831)	(75,316)

Net cash flows used in investing activities	(68,831)	(75,316)

Cash flows from financing activities
Payments on long-term obligations	(48,879)	(17,163)
Proceeds on line of credit	—	140,000

Net cash flows provided by financing activities	(48,879)	122,837

Net (decrease) increase in cash	187,019	(174,208)

Cash — beginning of period	347,148	389,440

Cash — end of period	$534,167	$215,232

Supplemental disclosures of cash flow information:
Cash paid for interest for the three months ended June 30, 2009 and June 30, 2008 was $94,494 and $89,456, respectively.
Cash paid for income taxes for the three months ended June 30, 2009 and June 30, 2008 was $0 and $0, respectively.
During the three months ended June 30, 2009 and June 30, 2008, $0 and $148,781 in equipment was acquired through capital leases, respectively.
See notes to the financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Notes to Unaudited Financial Statements
Note 1 — Summary of Significant Accounting Policies
Interim Unaudited Financial Statements
The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended June 30, 2009 and 2008 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally made in the registrant’s annual report on Form 10-K. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-K for the year ended March 31, 2009.
Investments
The Company owns investments of capital stock in an investee. This investment entitles the Company an equal pro rata share of this investee’s irrigation system. As the ownership represents less than 20% ownership of the Company the value of this investment is stated at cost and evaluated for impairment if there are indications of such.
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
Note 2 — Stockholders’ Equity
Stock Option Expenses
The Company has a qualified stock plan, the 2008 Incentive Stock Plan, pursuant to which 2,000,000 shares were reserved for issuance. As of June 30, 2009, 50,000 shares were reserved for issuance pursuant to outstanding grants and 1,950,000 shares were available for future grant. Additionally, the Company previously had a qualified stock plan, the 1997 Stock Option Plan, which expired in 2007, pursuant to which 875,000 shares were reserved for issuance. As of June 30, 2009, 254,000 shares were reserved for issuance pursuant to outstanding grants and no shares were available for future grant as the plan has expired. The 2008 Incentive Stock Plan and the 1997 Stock Option Plan, referred to herein as the Plans, and the shares issuable there under, are both registered on Form S-8 with the Securities and Exchange Commission. The Plans provide for the grant of options and other equity based awards to employees, directors and consultants of the Company and is administered by the Company’s Board of Directors.

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
On February 2, 2007, the Company granted 100,000 options to one of its directors at fair value. These options vest over 4 years and expire in 5 years. These options were determined to have a value of $78,297 based on the Black-Scholes option-pricing model and an estimated forfeiture rate of 23%. The value of the option will be expensed over the term of the vesting schedule. For the three months ended June 30, 2009, $4,893 was recorded as compensation expense. $34,176 remains to be expensed over the remaining vesting period. The following is a summary of the assumptions used and the weighted average grant-date fair value of these stock option grants.

Risk Free Interest Rate	4.65%
Expected life (years)	5
Expected dividend yield	0%
Annualized volatility	88.5%
Estimated fair value of options granted	$1.01 per share
On April 17, 2008, the Company granted 50,000 options to a certain employee at fair value. These options will vest over 5 years and will expire in 10 years. These options were determined to have a value of $62,965 based upon the Black-Scholes option-pricing model and an estimated forfeiture rate of 23%. The value of the option will be expensed over the term of the vesting schedule. For the three months ended June 30, 2009, $3,147 was recorded as compensation expense and $50,377 remains to be expensed over the remaining vesting period. The following is a summary of the assumptions used and the weighted average grant-date fair value of these stock option grants.

Risk Free Interest Rate	3.75%
Expected life (years)	7.5
Expected dividend yield	0%
Annualized volatility	118.27%
Estimated fair value of options granted	$1.26 per share
Warrants
On January 24, 2008, the Company retained Pfeiffer High Investor Relations, Inc. (“PHIR”) to develop and implement a comprehensive investor relations program. For providing services, PHIR will be paid a monthly retainer fee of $5,000. In addition, the Company granted to PHIR principals, John Pfeiffer and Geoff High, a total of 20,000 warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $1.80. The warrants vest one-third on the date of the agreement, one-third at the six-month anniversary and one-third at 12-month anniversary. In the event of termination of the agreement, warrants will vest on a pro-rata basis for the period in which the agreement was in effect. All warrants have a four-year term, have cashless exercise provisions and piggyback registration rights. The warrants were determined to have a value of $26,750 based upon the Black-Scholes option-pricing model. As of June 30, 2009, all of the warrants were fully vested. The warrants have a remaining life of 2.5 years.

Note 3 — Related Party Transactions
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company, Messrs. Larson and Sipple, for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% that has been recorded as notes receivable related party and includes $149,254 of accrued interest at June 30, 2009. The Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. During the year ended March 31, 2003, the Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. The accumulated interest and outstanding principal were due upon maturity in August 2007. As of June 30, 2009, the note due from Mr. Larson has not yet been paid and the outstanding principal and interest due is $349,254 as reflected in the Company’s financial statements as “Notes receivable — related party.”
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
Note 5 — Commitments
Line of Credit
On March 17, 2009, the Company and American National Bank entered into an agreement to modify the terms of the Company’s $300,000 line of credit, originally obtained on February 24, 2000. Pursuant to a loan agreement and debt modification agreement, both dated March 17, 2009, the outstanding balance on the line of credit of $300,000, which was due and payable on February 28, 2009, was converted to a term loan that was due and payable on June 30, 2009 with interest at a fixed rate of 8.00%. The modified note provided for monthly payments of approximately $4,676 beginning on March 30, 2009 and required a single balloon payment of the entire unpaid balance of principle and interest on June 30, 2009.
On July 7, 2009, the Company and American National Bank entered into another agreement to modify the terms of the note dated March 17, 2009. The Company paid $100,000 towards the outstanding balance. The outstanding balance for the new note dated July 7, 2009 was $191,046. The modified note provides for monthly payments of approximately $2,984 for two months and requires a single balloon payment of the entire unpaid balance of principle and interest on September 30, 2009. The monthly note payable has an interest rate of 8.0% until September 30, 2009.
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
Renewable Energy Service Agreement
On June 11, 2009, the Company entered into a twenty year renewable energy service agreement with Eldorado Springs Solar, LLC to design, install, own, operate and maintain a solar electricity generating system at our property in Louisville, Colorado. Upon commissioning of the system the Company will purchase all of the solar electricity generated by the system which will provide approximately 50% of the electricity needs at the facility in Louisville, Colorado. The agreement provides a guaranteed energy rate schedule for 10 years with a reset rate in year eleven for the electric cost. If the Company was to terminate the agreement the Company would be required to pay a termination penalty. As of June 30, 2009, this penalty would be approximately $400,000. The Company also has the option to purchase and take title to the system starting in year 11.
Note 6 — Subsequent Events
The Company’s management has evaluated events subsequent to June 30, 2009 through August 14, 2009 which is the issuance date of these financial statements. There have been no events noted in this period which would impact the results reflected in these financial statements or the Company’s going forward results.

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
Results of Operations
Performance Overview — Recent Trends
Revenues for the three months ended June 30, 2009 increased 1.7% to $2,255,590 from $2,217,338 for the same period ended June 30, 2008. The increase in revenues was generally driven by an increase in orders for the new purified drinking water line to one of the largest retailers in the world. Orders from this customer have been consistent since we began providing products to them. Shipments to this retailer increased revenues for the Company while also opening up the opportunity to offer purified drinking water products to other customers by utilizing filtration equipment that was recently installed.
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

While general economic trends have increased the costs associated with raw materials and the fuel costs associated with the operation of the route vehicles, the Company has begun to see some costs trending downward in more recent months. The Company has also been able to reduce costs in other areas that resulted in a total decrease of operating expenses as compared to the previous years.
The Company continues to utilize advertising and promotional budgets to help promote various products. The Company will continue to look for additional ways to increase the sales of our core products while also introducing the new Organic Vitamin Charged Spring Water line to our existing distribution channels and expanding into new territories.
The Company has experienced a decrease in overall units delivered to home and office accounts from the same quarter ended 2008 to 2009 and attributes this to the overall change in the economy that affected much of the country beginning October 2008. The Company has been aggressively working to offset some of the decrease in overall units by actively marketing and promoting the products to new and existing accounts.
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Revenues
Sales for the three months ended June 30, 2009 were $2,255,590 compared to $2,217,338 for the same period ended June 30, 2008, an increase of 1.7%.
Sales of the products used in the delivery to homes and offices, which include 5 and 3 gallons bottles as well as the dispenser units, were 56.4% of sales and decreased from $1,409,534 for the three months ended June 30, 2008 to $1,272,800 for the three months ended June 30, 2009, a decrease of $136,734 or 9.7%. Total units of 5 and 3 gallon products decreased 12.4% from the three months ended June 30, 2009 to the three months ended June 30, 2008, while the average selling price increased approximately 2.4%. The Company began increasing the price of the 5 and 3 gallon bottles in March 2008 which resulted in the increase of the average selling price for the three months ended June 30, 2009 compared to the same period ended June 30, 2008.
In July 2008, the Company began shipments of a private label purified drinking water to the largest retailer in the country. The Company is one of the suppliers for their distribution center in Colorado that services approximately 90 locations. For the three months ended June 30, 2009, revenues for the purified drinking water were approximately $204,000. The Company expects to continue to provide private label purified drinking water for this retailer in the future.
In the second quarter of the fiscal year ended March 31, 2008, the Company began introducing an Organic Vitamin Charged Spring Water for distribution off of existing route vehicles as well as through major distributors. The product is now available throughout Colorado and in portions of surrounding states and through distributors along the west coast. The line of Organic Vitamin Charged Spring Water is available Vitamin Cottage, K&G (Jenny’s Markets), Kroger’s (King Soopers and City Markets) and Whole Foods Markets in the Midwest area. Additionally, the product is available to more than 2,000 other retail outlets, convenience stores and on-premise locations serviced by UNFI and US Food Service distributors. Gross revenues for the Organic Vitamin Charged Spring Water were $77,159 for the three months ended June 30, 2009 compared to $66,958 for the three months ended June 30, 2008, an increase of 15.2%. The Company is offering purchasing incentives to the retail buyers including discounts and buy one get one offers, as well as supporting in store sampling. In the stores in which the Company has been able to utilize sampling, sales figures show increased market acceptance by the increased ordering schedule for additional products.
Sales of the Company’s branded PET products (.5 liter to 1.5 liter sizes), decreased from $391,251 for the three months ended June 30, 2008 to $356,648 for the three months ended June 30, 2009, a decrease of 8.8%. Sales of the Company’s branded PET products represented 15.8% of sales for the three months ended June 30, 2009 and 18.0% of sales for the three months ended June 30, 2008. Sales for the private label PET products decreased from $83,534 for the three months ended June 30, 2008 to $59,325 for the three months ended June 30, 2009, a decrease of 28.9% compared to the same period ended June 30, 2008. The Company offers a private label PET product to customers who choose to use their own labels on the Company’s spring water packaging and utilize the product in their marketing campaigns. The Company is able to offer the private label packaging at a higher average selling price for the custom labeling than the Company’s branded PET products. The average selling price for the private label PET products is about 19% higher than the Company’s branded PET products.

The Company’s branded gallon size products were 9.2% of sales or $209,585 for the three months ended June 30, 2009 compared to $206,193 for the three months ended June 30, 2008, an increase of 1.6%. The total unit volume for the one gallon products has decreased 6.8% for the three months ended June 30, 2009 compared to the same period ended June 30, 2008. The average selling price per one gallon unit has increased 7.3%. The Company began increasing prices for the one gallon products to customers in July 2008 to help offset the increases in the cost of goods.
Sales generated from the filter division increased from $25,424 for the three months ended June 30, 2008 to $32,685 for the three months ended June 30, 2009, an increase of 28.5%. Coffee and coffee equipment for service from our existing route vehicles decreased from $41,248 for the three months ended June 30, 2008 to $35,807 for the three months ended June 30, 2009. The Company has experienced competition from other water companies and on-line retailers that have begun to offer similar services.
Gross Profit/Cost of Goods Sold
Cost of goods sold for the three months ended June 30, 2009 was $567,002, or 25.1% of sales, compared to $521,696 or 23.5% of sales for the same period ended June 30, 2008. The increase in the cost of goods sold is due to the change in the product mix of goods being sold compared to the previous year, with a higher percentage of products being sold that have a higher cost of goods sold as a percent of sales. Gross profit was $1,688,588 or 74.9% of sales for the three months ended June 30, 2009 compared to $1,695,642 or 76.5% of sales for the three months ended June 30, 2008. Overall, gross profit decreased less than 1% for the three months ended June 30, 2009.
Operating Expenses
Total operating expenses decreased to $1,725,116 for the three months ended June 30, 2009 from $1,929,469 for the same period ended June 30, 2008, a decrease of $204,353 or 10.6%.
Salaries and related expenses decreased to $878,633 for the three months ended June 30, 2009, or 39.0% of sales, from $971,322 for the three months ended June 30, 2008, or 43.8% of sales. The Company has been able to decrease wages for sales staff by utilizing outside brokers for the packaged good sales. Additionally, the Company has not had to augment water usage by hauling additional water resulting in lower wages. The Company has maintained a stable workforce and continues to compensate accordingly.

Administrative and general expenses decreased from $506,396 for the three months ended June 30, 2008 to $424,850 for the three months ended June 30, 2009, a decrease of 16.1%. The Company experienced the largest decreases in expenses for consulting fees due to terminating the agreement for a public relations firm. The Company also experienced a large decrease in health insurance costs by requiring employees to contribute a portion for the company sponsored health insurance.
Delivery expenses decreased from $238,565 for the three months ended June 30, 2008 to $192,688 for the three months ended June 30, 2009, a decrease of 19.2%. This decrease was mainly driven by a decrease in fuel costs as the price of fuel decreased over 50% as compared to the same period ended June 30, 2008.
Advertising and promotion expenses increased 5.7% to $102,083, or 4.5% of sales for the three months ended June 30, 2009 compared to $96,618, or 4.4% of sales for the same period ended June 30, 2008. The increase in advertising and promotion expenses for the three months ended June 30, 2009 is due to the launch of the new Organic Vitamin Charged Spring Water. The Company will incur additional costs as we promote the product at events and through major retail chains. The Company recognizes certain advertising and promotional expenses for products or services that could have been purchased at a fair market value regardless of whether or not the vendor had purchased the product.
Depreciation and amortization increased 8.8% to $126,861 or 5.6% of sales for the three months ended June 30, 2009, as compared to $116,568 or 5.3% of sales for the three months ended June 30, 2008. The Company added additional equipment in order to produce purified water which was introduced in July 2008 which resulted in an increase in the depreciation expenses as compared to previous periods.
Interest, Taxes, Other Income and Other Expenses
For the three months ended June 30, 2009, interest income decreased 3.2% to $6,527 as compared to $6,743 for the same period ended June 30, 2008.
Interest expense for the three months ended June 30, 2009 increased 5.6% to $94,494 as compared to $89,456 for the same period ended June 30, 2008. The increase in the net interest expense resulted from the increase in interest related to the increased balance due on the line of credit which was then converted into a short-term note payable.
For the three months ended June 30, 2009, the Company recorded income tax benefit of $42,000 against our pretax book loss of $124,495 compared to a tax benefit of $110,000 against our pretax book loss of $316,540 for the three months ended June 30, 2008.
The Company had a net loss after taxes of $82,494 for the three months ended June 30, 2009 compared to a net loss after taxes of $206,540 for the three months ended June 30, 2008.

Liquidity and Capital Resources
Trade accounts receivable at June 30, 2009 was 2.6% more than that at March 31, 2009. This resulted from the increase in revenues for the three months ended June 30, 2009. Day’s sales outstanding was approximately 40 days at June 30, 2009 and 38 days at March 31, 2009. The increase in the day’s sales outstanding can be attributed to the general economic conditions that the region is experiencing at this time resulting in a slight delay in payments.
Cash flows from operating activities had a net inflow of $309,487 for the three months ended June 30, 2009. The cash provided by operating activities represents an increase of $531,216 from the three months ended June 30, 2008. The change in operating activities resulted from the change in accounts payable, accounts receivable, accrued expenses and income taxes. The Company anticipates that cash flow from operations will be available to fund existing obligations for expected cash requirements over the next year and thereafter.
Cash flows from investing activities resulted in a net outflow of $73,589 for the three months ended June 30, 2009. This total represents cash expenditures on equipment for electric water coolers, filtration equipment and coffee dispensing equipment that are rented to existing delivery customers.
Cash flows from financing activities resulted in a net outflow of $48,879 for the three months ended June 30, 2009. The Company made cash payments on long-term debt obligations of $48,879.
The Company’s cash balance at June 30, 2009 increased to $534,167 by a net amount of $187,019 from $347,148 at March 31, 2009.
At this time, the Company does not have a line of credit. The Company converted the balance due on its old line of credit of $300,000, which was due on February 28, 2009, to a term loan in March 2009. The note payable had an interest rate of 8.0% until June 2009, at which time the balance of the note was due. The Company renegotiated the terms of the note and the payments due. The note called for monthly principal and interest payments of $4,676 and matured in June 2009. The Company entered into another note in July 2009 for the balance due on the note at that time of $191,046. The new note calls for two monthly payments of $2,984 and a final balloon payment due September 30, 2009. The note is subject to certain restrictive covenants. The Company has no other material commitments for capital expenditures.
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company, Messrs. Larson and Sipple, for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% that has been recorded as notes receivable related party and includes $149,254 of accrued interest at June 30, 2009. The Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. During the year ended March 31, 2003, the Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. The accumulated interest and outstanding principal were due upon maturity in August 2007. As of June 30, 2009, the note due from Mr. Larson has not yet been paid and the outstanding principal and interest due is $349,254 as reflected in the Company’s financial statements as “Notes receivable — related party.”
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
Changes In Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, in the future we intend to obtain the assistance of experienced financial personnel to enhance our financial reporting capabilities.

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

ELDORADO ARTESIAN SPRINGS, INC.
Date: August 14, 2009	By:	/s/ Douglas A. Larson
Douglas A. Larson
President (Principal Executive Officer)

Date: August 14, 2009	By:	/s/ Cathleen Shoenfeld
Cathleen Shoenfeld
Chief Financial Officer (Principal Financial Officer)

ELDORADO ARTESIAN SPRINGS, INC.
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2009
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