Form 10-Q
period 2009-09-30
ELDORADO ARTESIAN SPRINGS INC
filed 2009-11-13
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On November 13, 2009, there were 6,536,091 shares of the registrant’s common stock, $.001 par value, outstanding.

ELDORADO ARTESIAN SPRINGS, INC.
FORM 10-Q

ITEM 1.	FINANCIAL STATEMENTS
ELDORADO ARTESIAN SPRINGS, INC.
Balance Sheets

	September 30,	March 31,
	2009	2009
	(Unaudited)
Assets
Current assets
Cash	$309,257	$347,148
Accounts receivable – trade, net	974,466	967,508
Inventories	425,468	393,320
Prepaid expenses and other	50,971	105,456
Deferred tax asset	29,648	29,648
Income tax receivable	—	66,405

Total current assets	1,789,810	1,909,485

Non-current assets
Property, plant and equipment – net	4,334,690	4,433,393
Notes receivable – related party	355,843	342,787
Investments	361,196	361,196
Water rights	71,675	71,675
Deposits	118,020	112,820
Deferred tax asset – long term	121,566	28,066
Other – net	41,560	78,538

Total non-current assets	5,404,550	5,428,475

Total assets	$7,194,360	$7,337,960

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$684,695	$420,849
Accrued expenses	227,618	283,540
Customer deposits	82,801	66,477
Current portion of capital lease obligations	117,712	118,334
Current portion of long-term debt	247,931	363,086

Total current liabilities	1,360,757	1,252,286

Non-current liabilities

Capital lease obligations, less current portion	79,714	135,118
Long-term debt, less current portion	4,302,127	4,332,360
Deferred gain on the sale of real estate	178,822	178,822

Total non-current liabilities	4,560,663	4,646,300

Total liabilities	5,921,420	5,898,586

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,536,091 (September and March 2009) issued and outstanding	6,536	6,536
Additional paid-in capital	1,752,518	1,736,438
Accumulated deficit	(486,114)	(303,600)

Total stockholders’ equity	1,272,940	1,439,374

Total liabilities and stockholders’ equity	$7,194,360	$7,337,960

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue
Water and related	$2,291,005	$2,734,821	$4,517,474	$4,909,871
Resort operations	66,731	83,552	95,852	125,840

Net revenue	2,357,736	2,818,373	4,613,326	5,035,711

Cost of goods sold	629,010	817,616	1,196,012	1,339,312

Gross profit	1,728,726	2,000,757	3,417,314	3,696,399

Operating expenses
Salaries and related	902,475	1,034,506	1,781,108	2,005,828
Administrative and general	460,127	470,193	884,977	976,589
Delivery	191,616	262,771	384,304	501,336
Advertising and promotions	114,119	84,906	216,202	181,524
Depreciation and amortization	125,157	122,353	252,018	238,921

	1,793,494	1,974,729	3,518,609	3,904,198

Operating (loss) income	(64,768)	26,028	(101,295)	(207,799)

Other income (expense)
Interest income	6,651	15,166	13,178	21,909
Interest expense	(93,403)	(92,429)	(187,897)	(181,885)

	(86,752)	(77,263)	(174,719)	(159,976)

Net loss before provision for income taxes	(151,520)	(51,235)	(276,014)	(367,775)

Income tax benefit	51,500	17,700	93,500	127,700

Net loss	$(100,020)	$(33,535)	$(182,514)	$(240,075)

Basic and dilutive loss per common share	$(0.02)	$(0.01)	$(0.03)	$(0.04)

Weighted average number of common shares outstanding – basic and dilutive	6,536,091	6,696,914	6,536,091	6,638,468

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Cash Flows

	Six Months Ended
	September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(182,514)	$(240,075)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	252,018	238,921
Deferred income tax benefit	(93,500)	(127,700)
Stock based compensation	16,080	16,275
Accrued interest on related party note receivable	(13,056)	(12,070)

Changes in certain assets and liabilities
Accounts receivable	(6,958)	(309,177)
Inventories	(32,148)	(70,739)
Prepaid expenses and other	81,946	67,557
Deposits	(5,200)	(4,662)
Accounts payable	263,846	373,429
Accrued expenses	(55,922)	(82,409)
Income tax receivable	66,405	—
Customer deposits	16,324	6,780

Net cash provided by (used in) operating activities	307,321	(143,870)

Cash flows from investing activities
Purchases of property and equipment	(143,798)	(147,114)

Net cash flows used in investing activities	(143,798)	(147,114)

Cash flows from financing activities
Payments on long-term obligations	(201,414)	(74,132)
Proceeds on line of credit	—	215,000
Proceeds from exercise of stock options	—	2,625

Net cash flows (used in) provided by financing activities	(201,414)	143,493

Net decrease increase in cash	(37,891)	(147,491)

Cash — beginning of period	347,148	389,440

Cash — end of period	$309,257	$241,949

Supplemental disclosures of cash flow information:
Cash paid for interest for the six months ended September 30, 2009 and September 30, 2008 was $187,897 and $181,885, respectively.
Cash paid for income taxes for the six months ended September 30, 2009 and September 30, 2008 was $0.
During the six months ended September 30, 2009 and September 30, 2008, $0 and $351,877 in equipment was acquired through capital leases, respectively.
See notes to the financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Notes to Unaudited Financial Statements
Note 1 – Summary of Significant Accounting Policies
Interim Unaudited Financial Statements
The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the six months ended September 30, 2009 and 2008 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally made in the registrant’s annual report on Form 10-K. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-K for the year ended March 31, 2009.
Investments
The Company owns investments of capital stock in an investee. This investment entitles the Company to an equal pro rata share of this investee’s irrigation system. As the ownership represents less than 20% ownership of the Company the value of this investment is stated at cost and evaluated for impairment if there are indications of such.
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
Note 2 – Stockholders’ Equity
Stock Option Expenses
The Company has a qualified stock plan, the 2008 Incentive Stock Plan, pursuant to which 2,000,000 shares were reserved for issuance. As of September 30, 2009, 50,000 shares were reserved for issuance pursuant to outstanding grants and 1,950,000 shares were available for future grant. Additionally, the Company previously had a qualified stock plan, the 1997 Stock Option Plan, which expired in 2007, pursuant to which 875,000 shares were reserved for issuance. As of September 30, 2009, 249,000 shares were reserved for issuance pursuant to outstanding grants and no shares were available for future grant as the plan has expired. The 2008 Incentive Stock Plan and the 1997 Stock Option Plan, referred to herein as the Plans, and the shares issuable there under, are both registered on Form S-8 with the Securities and Exchange Commission. The Plans provide for the grant of options and other equity based awards to employees, directors and consultants of the Company and is administered by the Company’s Board of Directors.

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
On February 2, 2007, the Company granted 100,000 options to one of its directors at fair value. These options vest over 4 years and expire in 5 years. These options were determined to have a value of $78,297 based on the Black-Scholes option-pricing model and an estimated forfeiture rate of 23%. The value of the option will be expensed over the term of the vesting schedule. For the six months ended September 30, 2009, $9,786 was recorded as compensation expense. Stock option expense of $29,283 remains to be expensed over the remaining vesting period. The following is a summary of the assumptions used and the weighted average grant-date fair value of these stock option grants.

Risk Free Interest Rate	4.65%
Expected life (years)	5
Expected dividend yield	0%
Annualized volatility	88.5%
Estimated fair value of options granted	$1.01 per share
On April 17, 2008, the Company granted 50,000 options to a certain employee at fair value. These options will vest over 5 years and will expire in 10 years. These options were determined to have a value of $62,965 based upon the Black-Scholes option-pricing model and an estimated forfeiture rate of 23%. The value of the option will be expensed over the term of the vesting schedule. For the six months ended September 30, 2009, $6,294 was recorded as compensation expense and $47,230 remains to be expensed over the remaining vesting period. The following is a summary of the assumptions used and the weighted average grant-date fair value of these stock option grants.

Risk Free Interest Rate	3.75%
Expected life (years)	7.5
Expected dividend yield	0%
Annualized volatility	118.27%
Estimated fair value of options granted	$1.26 per share
Warrants
On January 24, 2008, the Company retained Pfeiffer High Investor Relations, Inc. (“PHIR”) to develop and implement a comprehensive investor relations program. In addition, the Company granted to PHIR principals, John Pfeiffer and Geoff High, a total of 20,000 warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $1.80. The warrants vest one-third on the date of the agreement, one-third at the six-month anniversary and one-third at 12-month anniversary. In the event of termination of the agreement, warrants will vest on a pro-rata basis for the period in which the agreement was in effect. All warrants have a four-year term, have cashless exercise provisions and piggyback registration rights. The warrants were determined to have a value of $26,750 based upon the Black-Scholes option-pricing model. As of September 30, 2009, all of the warrants were fully vested. The warrants have a remaining life of 2.25 years.

Note 3 – Related Party Transactions
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company, Messrs, Larson and Sipple, for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% that has been recorded as notes receivable related party and includes $155,843 of accrued interest at September 30, 2009. The Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. During the year ended March 31, 2003, the Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. The accumulated interest and outstanding principal were due upon maturity in August 2007. As of September 30, 2009, the note due from Mr. Larson has not yet been paid and the outstanding principal and interest due is $355,843 as reflected in the Company’s financial statements as “Notes receivable – related party.”
On December 7, 2007, Mr. Sipple paid the entire balance due to the Company in the amount of $310,311. On the same date, $178,722 of the deferred gain was recognized as the $200,000 note receivable plus interest from Mr. Sipple was paid.
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

On July 28, 2008, the Company entered into a First Amendment dated July 15, 2008 to the Water Lease Agreement with Denver Wells, LLC, to extend the original agreement for an additional two (2) years, commencing October 1, 2008 and continuing through September 20, 2010. The cost of the lease is $70,000 in year three and $75,000 in year four. Pursuant to the First Amendment, Denver Wells, LLC also agreed to lease to the Company up to 200 additional acre feet of water per year, if needed, for an additional $700 per acre foot in year three and $750 per acre foot in year four. The third lease payment was made on October 1, 2008 and the fourth lease payment was made on October 5, 2009.
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
Note 5 – Commitments
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
On July 7, 2009, the Company and American National Bank entered into another agreement to modify the terms of the note dated March 17, 2009. The Company paid $100,000 towards the outstanding balance. The outstanding balance for the new note dated July 7, 2009 was $191,046. The modified note provides for monthly payments of approximately $2,984 for two months and requires a single balloon payment of the entire unpaid balance of principle and interest on September 30, 2009. The monthly note payable has an interest rate of 8.0% until September 30, 2009. As of September 30, 2009, the line of credit had an outstanding balance of $187,407.
On October 7, 2009, the Company and American National Bank entered into another agreement to modify the terms of the note dated March 17, 2009. The Company paid $100,000 towards the outstanding balance. The outstanding balance for the new note dated October 7, 2009 was $87,407. The modified note provides for monthly payments of approximately $2,984 for two months and requires a single balloon payment of the entire unpaid balance of principle and interest on December 31, 2009. The monthly note payable has an interest rate of 8.0% until December 31, 2009.

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
Notes Payable
On February 20, 2007, the Company entered into a commercial loan agreement with American National Bank. Under the loan agreement, the Company received proceeds of $1,500,000 from the bank pursuant to a promissory note. The terms of the note include a fixed interest rate of 7.75% for five years with monthly payments of approximately $11,500. A single “balloon payment” of the entire unpaid balance of principal and interest will be due on February 12, 2012. Under the loan agreement, the Company granted the bank security interests in the leases and rents on the property in Eldorado Springs, Colorado as well as a deed of trust for the same property in Eldorado Springs, Colorado. The balance as of September 30, 2009 was approximately $1,445,000.
The Company used the proceeds to pay off an existing real estate loan of approximately $565,000 for property owned in Eldorado Springs, Colorado and a line of credit of $356,150. In addition, the Company used the additional proceeds of approximately $575,000 to purchase additional equipment.
On October 11, 2007, the Company entered into a commercial loan agreement with American National Bank. Under the loan agreement, the Company received proceeds of $3,000,000 from the bank pursuant to a promissory note. The terms of the note include a fixed interest rate of 7.5% for five years with monthly payments of approximately $22,300. A single “balloon payment” of the entire unpaid balance of principal and interest will be due on October 11, 2012. Under the loan agreement, the Company granted the bank security interests in the leases and rents on the property in Louisville, Colorado as well as a deed of trust for the same property in Louisville, Colorado. The balance as of September 30, 2009 was approximately $2,917,000.
The Company used the proceeds to pay off an existing real estate loan of approximately $2,500,000 for the corporate headquarters and bottling facility located in Louisville, Colorado. In addition, the Company used the additional proceeds of approximately $500,000 to purchase additional water rights and purchase additional equipment.
Renewable Energy Service Agreement
On June 11, 2009, the Company entered into a twenty year renewable energy service agreement with Eldorado Springs Solar, LLC to design, install, own, operate and maintain a solar electricity generating system at our property in Louisville, Colorado. Upon commissioning of the system the Company will purchase all of the solar electricity generated by the system which will provide approximately 50% of the electricity needs at the facility in Louisville, Colorado. The agreement provides a guaranteed energy rate schedule for 10 years with a reset rate in year eleven for the electric cost. If the Company was to terminate the agreement the Company would be required to pay a termination penalty. As of September 30, 2009, this penalty would be approximately $400,000. The Company also has the option to purchase and take title to the system starting in year 11.
Note 6 – Subsequent Events
The Company’s management has evaluated events subsequent from September 30, 2009 through November 13, 2009 which is the issuance date of these financial statements. There have been no events noted in this period which would impact the results reflected in these financial statements or the Company’s going forward results.

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

Results of Operations
Performance Overview – Recent Trends
Revenues for the three months ended September 30, 2009 decreased 16.3% to $2,357,736 from $2,818,373 for the same period ended September 30, 2008. Revenues for the six months ended September 30, 2009 decreased 8.4% to $4,613,326 compared to $5,035,711 during the same period ended September 30, 2008. Economic factors in the region as well as an unseasonably cooler summer have contributed to the overall decline in revenues.
While revenues have decreased overall, certain product lines have increased and helped offset some of the decline in revenues in certain areas. One gallon products of both Company branded spring water and purified drinking water have increased for the six months ended September 30, 2009 compared to the same period ended September 30, 2008. The Company began packaging a purified drinking water for the largest retailer in the country in July 2008. Shipments to this retailer has increased revenues for the Company while also opening up the opportunity to offer the same product to other customers by utilizing filtration equipment that was recently installed.
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
Three and Six Months Ended September 30, 2009 Compared to Three and Six Months Ended September 30, 2008
Revenues
Sales for the three months ended September 30, 2009 were $2,357,736 compared to $2,818,373 for the same period ended September 30, 2008, a decrease of 16.3%. Sales for the six months ended September 30, 2009 were $4,613,326 compared to $5,035,711 for the same period ended September 30, 2008, a decrease of 8.4%.
Sales of the products used in the delivery to homes and offices, which include 5 and 3 gallons bottles as well as the dispenser units, were 54.8% of sales and decreased from $2,872,824 for the six months ended September 30, 2008 to $2,528,179 for the six months ended September 30, 2009, a decrease of $344,645 or 11.9%. Total units of 5 and 3 gallon products decreased 13.4% from the six months ended September 30, 2008 to the six months ended September 30, 2009, while the average selling price increased approximately 2.4%. The Company experienced a decrease in the total units of 5 and 3 gallon products and attributed this to factors including an unseasonable coolers summer, competition from filtration units and from affects of the downturn in the economy.

In July 2008, the Company began shipments of a private label purified drinking water to the largest retailer in the country. The Company is one of the suppliers for their distribution center in Colorado that services approximately 90 locations. Revenues for the purified drinking water were $420,942 for the six months ended September 30, 2009. The Company expects to continue to provide standard shipment levels and patters of private label purified drinking water for this retailer.
In September 2007, the Company introduced an Organic Vitamin Charged Spring Water for distribution off of existing route vehicles as well as through major distributors. The product is now available throughout Colorado and in portions of surrounding states and through distributors along the west coast. The line of Organic Vitamin Charged Spring Water is available in Albertson’s, Vitamin Cottage, K&G (Jenny’s Markets), Kroger’s (King Soopers and City Markets) and one of the nation’s premier health food supermarkets. Additionally, the product is available to more than 2,000 other retail outlets, convenience stores and on-premise locations serviced by UNFI and US Food Service distributors. During September 2008, one of the larger grocery store chains began carrying the product and ordered a significant shipment in order to fill the shelves. Since the initial introduction of the Organic Vitamin Charged Spring Water Gross revenues and unit volumes continue to match or exceed previous levels.
Net revenues, after discounts to retailers, for the Organic Vitamin Charged Spring Water were $97,064 for the six months ended September 30, 2009. The Company is offering purchasing incentives to the retail buyers including discounts and buy one get one offers, as well as supporting in store sampling. In the stores in which the Company has been able to utilize sampling, sales figures show increased market acceptance by the increased ordering schedule for additional products. The Company also introduced a new package size for the Organic Vitamin Charged Spring Water which will help increase presence in smaller outlets as well.
Sales of the Company’s branded PET products (.5 liter to 1.5 liter sizes) decreased from $911,587 for the six months ended September 30, 2008 to $739,575 for the six months ended September 30, 2009, a decrease of 18.9%. Sales of the Company’s branded PET products represented 16.0% of sales for the six months ended September 30, 2009 and 16.9% of sales for the six months ended September 30, 2008. Sales of the branded PET products decreased due to a cooler than normal summer as well as effects of the economic downturn.
Sales for the private label PET products decreased slightly from $192,827 for the six months ended September 30, 2008 to $116,944 for the six months ended September 30, 2009, a decrease of 39.3% compared to the same period ended September 30, 2008. While the Company is able to offer the private label products at a premium to customers wishing to utilize the product in their marketing campaigns many companies have decreased their marketing budgets during tougher economic times. The average selling price for the private label PET products is about 24.8% higher than the Company’s branded PET products. The Company continues to offer this product as a premium to existing and new customer.
The Company’s branded gallon size products were 9.9% of sales or $460,906 for the six months ended September 30, 2009 compared to 8.6% of sales or $430,721 for the six months ended September 30, 2008, an increase of 7%. The Company has experienced an increase in the overall volume and average sale price for the gallon size products. Some consumers are switching from smaller packaging in the PET products to the more economical gallon size jugs as a way to save money and still allow them to purchase bottled water.

Sales generated from the filter division increased from $53,529 for the six months ended September 30, 2008 to $66,946 for the six months ended September 30, 2009, an increase of 25%. Coffee and coffee equipment for service from our existing route vehicle decreased slightly from $79,728 for the six months ended September 30, 2008 to $72,002 for the six months ended September 30, 2009. The Company has experienced competition from other water companies that have now begun offering similar services.
Gross Profit/Cost of Goods Sold
Cost of goods sold for the six months ended September 30, 2009 were $1,196,012 or 25.9% of sales, compared to $1,339,312, or 26.6% of sales for the same period ended September 30, 2008. Gross profit decreased from $3,696,399 or 73.4% of sales for the six months ended September 30, 2008 to $3,417,314 or 74.1% of sales for the six months ended September 30, 2009. Overall, gross profit decreased 7.6% for the six months ended September 30, 2009 compared to the same period ended September 30, 2008. Cost of goods sold for the three months ended September 30, 2009 were $629,010, or 26.6% of sales, compared to $817,616 or 29% of sales for the same period ended September 30, 2008. Gross profit decreased from $2,000,757 or 71% of sales for the three months ended September 30, 2008 to $1,728,726 or 73.4% of sales for the three months ended September 30, 2009. Gross profit decreased 13.5% for the three months ended September 30, 2009 compared to the same period ended September 30, 2008. Recently, certain products used with the one gallon and PET packaged products have had a decrease in cost of goods.
Operating Expenses
Total operating expenses decreased to $3,518,609 for the six months ended September 30, 2009 from $3,904,198 for the same period ended September 30, 2008, a decrease of $385,589 or 9.9%. Total operating expenses decreased to $1,793,494 for the three months ended September 30, 2009 from $1,974,729 for the three months ended September 30, 2008, a decrease of $181,235 or 9.2%.
Salaries and related expenses decreased to $1,781,108 for the six months ended September 30, 2009, or 38.6% of sales, from $2,005,828 for the six months ended September 30, 2008, or 39.8% of sales. Salaries and related expenses decreased to $902,475 for the three months ended September 30, 2009, or 38.2% of sales, from $1,034,506 for the three months ended September 30, 2008, or 36.7% of sales. The Company has been able to consolidate certain jobs resulting in a decrease in salaries and related expenses.
Administrative and general expenses decreased from $976,589 for the six months ended September 30, 2008 to $884,977 for the six months ended September 30, 2009, a decrease of 9.4%. Administrative and general expenses decreased from $470,193 for the three months ended September 30, 2008 to $460,127 for the three months ended September 30, 2009, an increase of 2.1%. The Company eliminated certain professional fees paid to an investor relations firm as well as decreased costs for employee health insurance by requiring employees to contribute to the cost of the premiums.
Delivery expenses decreased from $501,336 for the six months ended September 30, 2008 to $384,304 for the six months ended September 30, 2009, a decrease of 23.3%. Delivery expenses decreased from $262,771 for the three months ended September 30, 2008 to $191,616 for the three months ended September 30, 2009, a decrease of 27%. Total fuel cost have decreased approximately 50% over the recent 12 months.

Advertising and promotion expenses increased 19.1% for the six months ended September 30, 2009 compared to the same period ended September 30, 2008. Advertising and promotion expenses increased 34.4% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Advertising and promotion expenses were 4.7% of sales for the six months ended September 30, 2009 compared to 3.6% for the same period ended September 30, 2008. Advertising and promotion expenses were 4.8% of sales for the three months ended September 30, 2009 compared to 3% of sales for the three months ended September 30, 2008. The increase of advertising and promotion expenses for the six months ended September 30, 2009 is due to the launch of the new organic vitamin charged spring water. The Company will incur additional costs as we promote the product at events and through major retail chains. The Company recognizes certain advertising and promotional expenses for products or services that could have been purchased at a fair market value regardless of whether or not the vendor had purchased the product.
Depreciation and amortization increased 5.5% for the six months ended September 30, 2009, as compared to the six months ended September 30, 2008. Depreciation and amortization increased 2.2% for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. Depreciation and amortization for the six months ended September 30, 2009 was 5.5% of sales compared to 4.7% of sales for the same period ended September 30, 2008. Depreciation and amortization for the three months ended September 30, 2009 was 5.3% of sales compared to 4.3% of sales for the three months ended September 30, 2008. The Company’s need for additional equipment has increased with the introduction of the new organic vitamin charged spring water. Additionally, the Company has added additional equipment in order to produce purified water which was introduced in July 2008.
Interest, Taxes, Other Income and Other Expenses
For the six months ended September 30, 2009, interest income decreased 39.9% to $13,178 as compared to $21,909 for the same period ended September 30, 2008. For the three months ended September 30, 2009, interest income decreased 56.1% to $6,651 as compared to $15,166 for the same period ended September 30, 2008. During the fiscal year ended March 31, 2008, the Company began utilizing funds that had been placed in an interest bearing account to purchase additional equipment and to help fund the launch of the organic vitamin charged spring water resulting in a decrease of earned interest income.
Interest expense for the six months ended September 30, 2009 increased 3.3% to $187,897 as compared to $181,885 for the same period ended September 30, 2008. Interest expense for the three months ended September 30, 2009 increased 1.1% to $93,403 as compared to $92,429 for the same period ended September 30, 2008. The increase in net interest expense resulted from the refinance of the notes on the property in Eldorado Springs, Colorado and the property in Louisville, Colorado. We refinanced the notes to receive net proceeds to be used in the operations of the Company and we extended the payment terms, which resulted in more of the payment allocated towards interest.
For the six months ended September 30, 2009, the Company recorded income tax benefit of $93,500 against our pretax book loss of $276,014, a 33.8% effective tax rate compared to a tax benefit of $127,700 against our pretax book loss of $367,775 for the six months ended September 30, 2008. For the three months ended September 30, 2009, the Company recorded income tax benefit of $51,500 against our pretax book loss of $151,520, a 33.9% effective tax rate compared to a tax benefit of $17,700 against our pretax book loss of $51,235 for the three months ended September 30, 2008.
The Company had a net loss after taxes of $182,514 for the six months ended September 30, 2009 compared to a net loss after taxes of $240,075 for the same period ended September 30, 2008. The Company had a net loss after taxes of $100,020 for the three months ended September 30, 2009 compared to a net loss after taxes of $33,535 for the three months ended September 30, 2008.

Liquidity and Capital Resources
Trade accounts receivable for the six months ended September 30, 2009 were less than 1% more than compared to the six months ended September 30, 2008. Day’s sales outstanding was approximately 43 and 36 days for September 30, 2008 and September 30, 2009. The Company continues to manage accounts receivable and the day sales outstanding is still within the range of forecasted balances.
Cash flows from operating activities had a net inflow of $316,838 for the six months ended September 30, 2009. The cash provided by operating activities represents an increase of $460,708 from the six months ended September 30, 2008. The change in operating activities resulted from the change in inventories, accounts receivable, accounts payable and income taxes. The Company anticipates that cash flow from operations will be available to fund existing obligations for expected cash requirements over the next year and thereafter.
Cash flows from investing activities resulted in a net outflow of $153,315 for the six months ended September 30, 2009. This total represents expenditures on equipment for electric water coolers, filtration equipment and coffee dispensing equipment that are rented to existing delivery customers.
Cash flows from financing activities resulted in a net outflow of $201,414 for the six months ended September 30, 2009. The Company paid down $100,000 on an existing line of credit in the amount of credit. The Company made payments on long-term debt obligations of $101,414.
The Company’s cash balance at September 30, 2009 decreased to $309,257 by a net amount of $37,891 from $347,148 at March 31, 2009.
At this time, the Company does not have a line of credit. The Company converted the balance due on its old line of credit of $300,000, which was due on February 28, 2009, to a term loan in March 2009. The note payable had an interest rate of 8.0% until June 2009, at which time the balance of the note was due. The Company renegotiated the terms of the note and the payments due. The note called for monthly principal and interest payments of $4,676 and matured in June 2009. The Company entered into two additional notes in July 2009 and October 2009 for the balance due on the note at that time. The new note calls for two monthly payments of $2,984 and a final balloon payment due December 31, 2009. The note is subject to certain restrictive covenants. The Company has no other material commitments for capital expenditures.
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company, Messrs. Larson and Sipple, for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% that has been recorded as notes receivable related party and includes $149,254 of accrued interest at June 30, 2009. The Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. During the year ended March 31, 2003, the Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. The accumulated interest and outstanding principal were due upon maturity in August 2007. As of June 30, 2009, the note due from Mr. Larson has not yet been paid and the outstanding principal and interest due is $349,254 as reflected in the Company’s financial statements as “Notes receivable – related party.”

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
Changes In Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, in the future we intend to obtain the assistance of experienced financial personnel to enhance our financial reporting capabilities.

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

ELDORADO ARTESIAN SPRINGS, INC.
Date: November 13, 2009	By:	/s/ Douglas A. Larson
Douglas A. Larson
President (Principal Executive Officer)

Date: November 13, 2009	By:	/s/ Cathleen Shoenfeld
Cathleen Shoenfeld
Chief Financial Officer (Principal Financial Officer)

ELDORADO ARTESIAN SPRINGS, INC.
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2009
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