Form 10-Q
period 2009-12-31
ELDORADO ARTESIAN SPRINGS INC
filed 2010-02-16
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On February 16, 2010, there were 6,536,091 shares of the registrant’s common stock, $.001 par value, outstanding.

ELDORADO ARTESIAN SPRINGS, INC.
FORM 10-Q

ITEM 1.	FINANCIAL STATEMENTS
ELDORADO ARTESIAN SPRINGS, INC.
Balance Sheets

	December 31,	March 31,
	2009	2009
	(Unaudited)
Assets
Current assets
Cash	$89,863	$347,148
Accounts receivable — trade, net of $80,000 allowance	830,391	967,508
Inventories	391,932	393,320
Prepaid expenses and other	163,189	105,456
Deferred tax asset	29,648	29,648
Income tax receivable	—	66,405

Total current assets	1,505,023	1,909,485

Non-current assets
Property, plant and equipment — net	4,242,310	4,433,393
Notes receivable — related party	362,557	342,787
Investments	361,196	361,196
Water rights	71,675	71,675
Deposits	118,020	112,820
Deferred tax asset — long term	147,466	28,066
Other — net	36,802	78,538

Total non-current assets	5,340,026	5,428,475

Total assets	$6,845,049	$7,337,960

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$571,613	$420,849
Accrued expenses	207,796	283,540
Customer deposits	65,707	66,477
Current portion of capital lease obligations	119,656	118,334
Current portion of long-term debt	150,414	363,086

Total current liabilities	1,115,186	1,252,286

Non-current liabilities

Capital lease obligations, less current portion	49,062	135,118
Long-term debt, less current portion	4,277,458	4,332,360
Deferred gain on the sale of real estate	178,822	178,822

Total non-current liabilities	4,505,342	4,646,300

Total liabilities	5,620,528	5,898,586

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,536,091 (December and March 2009) issued and outstanding	6,536	6,536
Additional paid-in capital	1,760,558	1,736,438
Accumulated deficit	(542,573)	(303,600)

Total stockholders’ equity	1,224,521	1,439,374

Total liabilities and stockholders’ equity	$6,845,049	$7,337,960

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenue
Water and related	$1,917,200	$2,104,352	$6,434,674	$7,014,223
Resort operations	—	8,184	95,852	134,024

Net revenue	1,917,200	2,112,536	6,530,526	7,148,247

Cost of goods sold	435,420	579,669	1,631,432	1,918,981

Gross profit	1,481,780	1,532,867	4,899,094	5,229,266

Operating expenses
Salaries and related	739,517	891,151	2,520,625	2,896,979
Administrative and general	371,732	463,100	1,254,729	1,439,689
Delivery	186,855	221,400	571,159	722,736
Advertising and promotions	62,602	82,668	278,804	264,192
Depreciation and amortization	123,886	125,331	375,904	364,252

	1,484,592	1,783,650	5,001,221	5,687,848

Operating loss	(2,812)	(250,783)	(102,127)	(458,582)

Other income (expense)
Other income	—	350,000	—	350,000
Interest income	6,727	6,327	19,905	28,236
Interest expense	(88,254)	(92,095)	(276,151)	(273,980)

	(81,527)	264,232	(256,246)	104,256

Net (loss) income before provision for income taxes	(84,339)	13,449	(358,373)	(354,326)

Income tax benefit (expense)	25,900	(9,700)	119,400	118,000

Net (loss) income	$(58,439)	$3,749	$(238,973)	$(236,326)

Basic loss per common share	$(0.01)	$0.00	$(0.04)	$(0.04)

Dilutive loss per common share	$(0.01)	$0.00	$(0.04)	$(0.04)

Weighted average number of common shares outstanding — basic	6,536,091	6,699,481	6,536,091	6,659,032

Weighted average number of common shares outstanding — dilutive	6,536,091	6,906,348	6,536,091	6,659,032

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Cash Flows

	Nine Months Ended
	December 31,
	2009	2008
Cash flows from operating activities
Net loss	$(238,973)	$(236,326)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	375,904	364,252
Deferred income tax benefit	(119,400)	(31,525)
Stock based compensation	24,120	25,911
Accrued interest on related party note receivable	(19,770)	(18,301)

Changes in certain assets and liabilities
Accounts receivable	137,117	(156,116)
Inventories	1,388	(9,397)
Prepaid expenses and other	(30,272)	23,550
Deposits	(5,200)	(4,662)
Accounts payable	150,764	48,226
Accrued expenses	(75,744)	1,325
Customer deposits	(770)	(16,144)
Income tax receivable	66,405	—

Net cash provided by (used in) operating activities	265,569	(9,207)

Cash flows from investing activities
Purchases of property and equipment	(170,546)	(224,121)

Net cash flows used in investing activities	(170,546)	(224,121)

Cash flows from financing activities
Payments on long-term obligations	(352,308)	(118,959)
Proceeds on line of credit	—	215,000
Proceeds from exercise of stock options	—	2,625

Net cash flows (used in) provided by financing activities	(352,308)	98,666

Net decrease in cash	(257,285)	(134,662)

Cash — beginning of period	347,148	389,440

Cash — end of period	$89,863	$254,778

Supplemental disclosures of cash flow information:
Cash paid for interest for the nine months ended December 31, 2009 and December 31, 2008 was $276,151 and $273,980, respectively.
Cash paid for income taxes for the nine months ended December 31, 2009 and December 31, 2008 was $0.
During the nine months December 31, 2009 and December 31, 2008, $0 and $351,876 in equipment was acquired through capital leases, respectively.
See notes to the financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Notes to Unaudited Financial Statements
Note 1 — Summary of Significant Accounting Policies
Interim Unaudited Financial Statements
The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the nine months ended December 31, 2009 and 2008 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally made in the registrant’s annual report on Form 10-K. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-K for the year ended March 31, 2009.
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
Note 2 — Stockholders’ Equity
Stock Option Expenses
The Company has a qualified stock plan, the 2008 Incentive Stock Plan, pursuant to which 2,000,000 shares were reserved for issuance. As of December 31, 2009, 50,000 shares were reserved for issuance pursuant to outstanding grants and 1,950,000 shares were available for future grant. Additionally, the Company previously had a qualified stock plan, the 1997 Stock Option Plan, which expired in 2007, pursuant to which 875,000 shares were reserved for issuance. As of December 31, 2009, 249,000 shares were reserved for issuance pursuant to outstanding grants and no shares were available for future grant as the plan has expired. The 2008 Incentive Stock Plan and the 1997 Stock Option Plan, referred to herein as the Plans, and the shares issuable there under, are both registered on Form S-8 with the Securities and Exchange Commission. The Plans provide for the grant of options and other equity based awards to employees, directors and consultants of the Company and is administered by the Company’s Board of Directors.

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
On February 2, 2007, the Company granted 100,000 options to one of its directors at fair value. These options vest over 4 years and expire in 5 years. These options were determined to have a value of $78,297 based on the Black-Scholes option-pricing model and an estimated forfeiture rate of 23%. The value of the option will be expensed over the term of the vesting schedule. For the nine months ended December 31, 2009, $14,679 was recorded as compensation expense. Stock option expense of $24,390 remains to be expensed over the remaining vesting period. The following is a summary of the assumptions used and the weighted average grant-date fair value of these stock option grants.

Risk Free Interest Rate	4.65%
Expected life (years)	5
Expected dividend yield	0%
Annualized volatility	88.5%
Estimated fair value of options granted	$1.01 per share
On April 17, 2008, the Company granted 50,000 options to a certain employee at fair value. These options will vest over 5 years and will expire in 10 years. These options were determined to have a value of $62,965 based upon the Black-Scholes option-pricing model and an estimated forfeiture rate of 23%. The value of the option will be expensed over the term of the vesting schedule. For the nine months ended December 31, 2009, $9,441 was recorded as compensation expense and $44,083 remains to be expensed over the remaining vesting period. The following is a summary of the assumptions used and the weighted average grant-date fair value of these stock option grants.

Risk Free Interest Rate	3.75%
Expected life (years)	7.5
Expected dividend yield	0%
Annualized volatility	118.27%
Estimated fair value of options granted	$1.26 per share
Warrants
On January 24, 2008, the Company retained Pfeiffer High Investor Relations, Inc. (“PHIR”) to develop and implement a comprehensive investor relations program. In addition, the Company granted to PHIR principals, John Pfeiffer and Geoff High, a total of 20,000 warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $1.80. The warrants vest one-third on the date of the agreement, one-third at the six-month anniversary and one-third at 12-month anniversary. In the event of termination of the agreement, warrants will vest on a pro-rata basis for the period in which the agreement was in effect. All warrants have a four-year term, have cashless exercise provisions and piggyback registration rights. The warrants were determined to have a value of $26,750 based upon the Black-Scholes option-pricing model. As of December 31, 2009, all of the warrants were fully vested. The warrants have a remaining life of 2 years.

Note 3 — Related Party Transactions
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company, Messrs, Larson and Sipple, for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% that has been recorded as notes receivable related party and includes $162,557 of accrued interest at December 31, 2009. The Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. During the year ended March 31, 2003, the Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. The accumulated interest and outstanding principal were due upon maturity in August 2007. As of December 31, 2009, the note due from Mr. Larson has not yet been paid and the outstanding principal and interest due is $362,557 as reflected in the Company’s financial statements as “Notes receivable — related party.”
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
On October 7, 2009, the Company and American National Bank entered into another agreement to modify the terms of the note dated March 17, 2009. The Company paid $100,000 towards the outstanding balance. The outstanding balance for the new note dated October 7, 2009 was $87,407. The modified note provides for monthly payments of approximately $2,984 for two months and requires a single balloon payment of the entire unpaid balance of principle and interest on December 31, 2009. The monthly note payable has an interest rate of 8.0% until December 31, 2009. The final payment for the note was paid on January 4, 2010 in the amount of $83,175.

Notes Payable
On February 20, 2007, the Company entered into a commercial loan agreement with American National Bank. Under the loan agreement, the Company received proceeds of $1,500,000 from the bank pursuant to a promissory note. The terms of the note include a fixed interest rate of 7.75% for five years with monthly payments of approximately $11,500. A single “balloon payment” of the entire unpaid balance of principal and interest will be due on February 12, 2012. Under the loan agreement, the Company granted the bank security interests in the leases and rents on the property in Eldorado Springs, Colorado as well as a deed of trust for the same property in Eldorado Springs, Colorado. The balance as of December 31, 2009 was approximately $1,439,000.
The Company used the proceeds to pay off an existing real estate loan of approximately $565,000 for property owned in Eldorado Springs, Colorado and a line of credit of $356,150. In addition, the Company used the additional proceeds of approximately $575,000 to purchase additional equipment.
On October 11, 2007, the Company entered into a commercial loan agreement with American National Bank. Under the loan agreement, the Company received proceeds of $3,000,000 from the bank pursuant to a promissory note. The terms of the note include a fixed interest rate of 7.5% for five years with monthly payments of approximately $22,300. A single “balloon payment” of the entire unpaid balance of principal and interest will be due on October 11, 2012. Under the loan agreement, the Company granted the bank security interests in the leases and rents on the property in Louisville, Colorado as well as a deed of trust for the same property in Louisville, Colorado. The balance as of December 31, 2009 was approximately $2,906,000.
The Company used the proceeds to pay off an existing real estate loan of approximately $2,500,000 for the corporate headquarters and bottling facility located in Louisville, Colorado. In addition, the Company used the additional proceeds of approximately $500,000 to purchase additional water rights and purchase additional equipment.
Renewable Energy Service Agreement
On June 11, 2009, the Company entered into a twenty year renewable energy service agreement with Eldorado Springs Solar, LLC to design, install, own, operate and maintain a solar electricity generating system at our property in Louisville, Colorado. The Company will purchase all of the solar electricity generated by the system which will provide approximately 50% of the electricity needs at the facility in Louisville, Colorado. The agreement provides a guaranteed energy rate schedule for 10 years with a reset rate in year eleven for the electric cost. If the Company was to terminate the agreement the Company would be required to pay a termination penalty. As of December 31, 2009, this penalty would be approximately $400,000. The Company also has the option to purchase and take title to the system starting in year 11.
Note 6 — Subsequent Events
The Company’s management has evaluated events subsequent from December 31, 2009 through February 16, 2010 which is the issuance date of these financial statements. There have been no events noted in this period which would impact the results reflected in these financial statements or the Company’s going forward results.

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
Results of Operations
Performance Overview — Recent Trends
Revenues for the three months ended December 31, 2009 decreased 9.2% to $1,917,200 from $2,112,536 for the same period ended December 31, 2008. Revenues for the nine months ended December 31, 2009 decreased 8.6% to $6,530,526 compared to $7,148,247 during the same period ended December 31, 2008.

While revenues have decreased overall, certain product lines have increased and helped offset some of the decline in revenues. One gallon products of both Company branded spring water and private label purified drinking water have increased for the nine months ended December 31, 2009 compared to the same period ended December 31, 2008. The Company began packaging a purified drinking water for the largest retailer in the country in July 2008. Shipments to this retailer has increased revenues for the Company while also opening up the opportunity to offer the same product to other customers by utilizing filtration equipment that was recently installed.
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
Three and Nine Months Ended December 31, 2009 Compared to Three and Nine Months Ended December 31, 2008
Revenues
Sales for the three months ended December 31, 2009 were $1,917,200 compared to $2,112,536 for the same period ended December 31, 2008, a decrease of 9.2%. Sales for the nine months ended December 31, 2009 were $6,530,526 compared to $7,148,247 for the same period ended December 31, 2008, a decrease of 8.6%.
Sales of the products used in the delivery to homes and offices, which include 5 and 3 gallons bottles as well as the dispenser units, were 55.7% of sales and decreased from $4,142,456 for the nine months ended December 31, 2008 to $3,635,483 for the nine months ended December 31, 2009, a decrease of $506,973 or 12.2%. Total units of 5 and 3 gallon products decreased 12.9% for the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008, while the average selling price increased approximately 1.9%. The Company experienced a decrease in the total units of 5 and 3 gallon products and attributed this to factors including an unseasonable coolers summer, competition from filtration units and from affects of the downturn in the economy.
In July 2008, the Company began shipments of a private label purified drinking water to the largest retailer in the country. The Company is one of the suppliers for their distribution center in Colorado that services approximately 90 locations. Revenues for the purified drinking water were $596,335 for the nine months ended December 31, 2009. The Company expects to continue to provide standard shipment levels and patterns of private label purified drinking water for this retailer.

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
Net revenues, after discounts to retailers, for the Organic Vitamin Charged Spring Water were $130,500 for the nine months ended December 31, 2009. The Company is offering purchasing incentives to the retail buyers including discounts and buy one get one offers, as well as supporting in store sampling. In the stores in which the Company has been able to utilize sampling, sales figures show increased market acceptance by the increased ordering schedule for additional products. The Company also introduced a new package size for the Organic Vitamin Charged Spring Water which will help increase presence in smaller outlets as well.
Sales of the Company’s branded PET products (.5 liter to 1.5 liter sizes) decreased from $1,195,941 for the nine months ended December 31, 2008 to $861,127 for the nine months ended December 31, 2009, a decrease of 28.0%. Sales of the Company’s branded PET products represented 13.2% of sales for the nine months ended December 31, 2009 and 16.7% of sales for the nine months ended December 31, 2008. Sales of the branded PET products decreased due to a cooler than normal summer as well as effects of the economic downturn.
Sales for the private label PET products decreased from $241,726 for the nine months ended December 31, 2008 to $202,118 for the nine months ended December 31, 2009, a decrease of 19.6%. While the Company is able to offer the private label products at a premium to customers wishing to utilize the product in their marketing campaigns many companies have decreased their marketing budgets during tougher economic times. The average selling price for the private label PET products is about 20.1% higher than the Company’s branded PET products. The Company continues to offer this product as a premium to existing and new customer.
The Company’s branded gallon size products were 8.3% of sales and decreased 4.0% to $539,510 for the nine months ended December 31, 2009 compared to 9% of sales or $642,768 for the nine months ended December 31, 2008. While total unit volume has decreased 7.7% for the nine months ended December 31, 2009 the average selling price of the branded gallon size has increased by 4% which offset a portion of the decrease in volume.
Sales generated from the filter division increased from $81,389 for the nine months ended December 31, 2008 to $102,021 for the nine months ended December 31, 2009, an increase of 25.3%. The Company is able to offer filtration equipment to new and existing customers who are looking for lower cost alternative to bottled water while still obtaining an improvement over municipal tap water.
Coffee and coffee equipment for service from our existing route vehicle decreased slightly from $118,827 for the nine months ended December 31, 2008 to $116,990 for the nine months ended December 31, 2009. The Company has experienced competition from other water companies that have now begun offering similar services.

Gross Profit/Cost of Goods Sold
Cost of goods sold for the nine months ended December 31, 2009 decreased $287,549 to $1,631,432 or 25.0% of sales from $1,918,981, or 26.8% of sales for the same period ended December 31, 2008. Gross profit decreased from $5,229,266 or 73.2% of sales for the nine months ended December 31, 2008 to $4,899,094 or 75.0% of sales for the nine months ended December 31, 2009. Overall, gross profit decreased 6.3% for the nine months ended December 31, 2009 compared to the same period ended December 31, 2008. Cost of goods sold for the three months ended December 31, 2009 decreased $144,249 to $435,420, or 22.7% of sales from $579,669 or 27.4% of sales for the same period ended December 31, 2008. Gross profit decreased from $1,532,867 or 72.6% of sales for the three months ended December 31, 2008 to $1,481,780 or 77.3% of sales for the three months ended December 31, 2009. Gross profit decreased 3.3% for the three months ended December 31, 2009 compared to the same period ended December 31, 2008. Recently, certain products used with the one gallon and PET packaged products have had a decrease in cost of goods. With the decrease in fuel costs the Company has seen a decrease in the overall costs of goods as the total cost of shipping raw materials to the warehouse are now cheaper overall.
Operating Expenses
Total operating expenses decreased 12.1% or $686,627 to $5,001,221 for the nine months ended December 31, 2009 from $5,687,848 for the same period ended December 31, 2008. Total operating expenses decreased 16.8% or $299,058 to $1,484,592 for the three months ended December 31, 2009 from $1,783,650 for the three months ended December 31, 2008. Overall, the Company has instituted changes across many areas to decrease overall expenses.
Salaries and related expenses decreased $376,354 to $2,520,625 for the nine months end December 31, 2009, or 38.6% of sales, from $2,896,979 for the nine months ended December 31, 2008, or 40.5% of sales. Salaries and related expenses decreased $151,634 to $739,517 for the three months ended December 31, 2009, or 38.6% of sales, from $891,151 for the three months ended December 31, 2008, or 42.2% of sales. The Company has been able to consolidate certain jobs resulting in a decrease in salaries and related expenses. Additionally, overall commissions have decreased with the decrease in revenues.
Administrative and general expenses decreased $184,960 from $1,439,689 for the nine months ended December 31, 2008 to $1,254,729 for the nine months ended December 31, 2009, a decrease of 12.8%. Administrative and general expenses decreased $91,368 from $463,100 for the three months ended December 31, 2008 to $371,732 for the three months ended December 31, 2009, a decrease of 19.7%. Company employees now contribute a percentage of the cost of the health premiums which has helped to decrease overall administrative and general expenses.
Delivery expenses decreased $151,577 from $722,736 for the nine months ended December 31, 2008 to $571,159 for the nine months ended December 31, 2009, a decrease of 21.0%. Delivery expenses decreased $34,545 from $221,400 for the three months ended December 31, 2008 to $186,855 for the three months ended December 31, 2009, a decrease of 15.6%. Total fuel costs have decreased almost 50% over the recent 12 months. Additionally, the Company has been able to consolidate certain delivery routes which decreased the need for leased vehicles as well as other vehicle operating costs including insurance and licensing fees.

Advertising and promotion expenses increased 5.5% to $278,804 or 4.3% of sales for the nine months ended December 31, 2009 compared to $264,192 or 3.7% of sales for the same period ended December 31, 2008. Advertising and promotion expenses decreased 24.3% to $62,602 or 3.3% of sales for the three months ended December 31, 2009 compared to $82,668 or 3.9% of sales for the three months ended December 31, 2008. The increase of advertising and promotion expenses for the nine months ended December 31, 2009 is due to the launch of the new organic vitamin charged spring water. The Company will incur additional costs as we promote the product at events and through major retail chains. The Company recognizes certain advertising and promotional expenses for products or services that could have been purchased at a fair market value regardless of whether or not the vendor had purchased the product.
Depreciation and amortization increased 3.2% to $375,904 or 5.8% of sales for the nine months ended December 31, 2009, as compared to $364,252 or 5.1% of sales for the nine months ended December 31, 2008. Depreciation and amortization decreased 1.2% to $123,886 or 6.5% of sales for the three months ended December 31, 2009, as compared to $125,331 or 5.9% of sales for the three months ended December 31, 2008.
Interest, Taxes, Other Income and Other Expenses
For the nine months ended December 31, 2009, interest income decreased 29.5% to $19,905 as compared to $28,236 for the same period ended December 31, 2008. For the three months ended December 31, 2009, interest income increased 6.3% to $6,727 as compared to $6,327 for the same period ended December 31, 2008. Since the launch of the organic vitamin charged spring water in September 2007, the Company began utilizing funds that had been placed in an interest bearing account to purchase additional equipment and to help fund the launch of the organic vitamin charged spring water resulting in a decrease of earned interest income.
Interest expense for the nine months ended December 31, 2009 increased less than 1% to $276,151 as compared to $273,980 for the same period ended December 31, 2008. Interest expense for the three months ended December 31, 2009 decreased 4.2% to $88,254 as compared to $92,095 for the same period ended December 31, 2008. During the nine months ended December 31, 2009 the Company paid down a short term note for approximately $213,000 which reduced the overall interest expense. The Company made the final payment on the note of $83,175 on January 4, 2010.
For the nine months ended December 31, 2009, the Company recorded income tax benefit of $119,400 against our pretax book loss of $358,373, a 33.3% effective tax rate compared to a tax benefit of $118,000 against our pretax book loss of $354,326 for the nine months ended December 31, 2008. For the three months ended December 31, 2009, the Company recorded income tax benefit of $25,900 against our pretax book loss of $84,339, a 30.7% effective tax rate compared to a tax expense of $9,700 against our pretax book income of $13,449 for the three months ended December 31, 2008.
The Company had a net loss after taxes of $238,973 for the nine months ended December 31, 2009 compared to a net loss after taxes of $236,326 for the same period ended December 31, 2008. The Company had a net loss after taxes of $58,439 for the three months ended December 31, 2009 compared to net income after taxes of $3,749 for the three months ended December 31, 2008.
Liquidity and Capital Resources
Trade accounts receivable as of December 31, 2009 were 8.4% less than the balance at December 31, 2008. Day’s sales outstanding was approximately 34 and 33 days for December 31, 2009 and December 31, 2008. The Company continues to manage accounts receivable and the day sales outstanding is still within the range of forecasted balances. Days sales outstanding has decreased over the years and can be attributed to shorter payment terms extended to the larger retailers.

Cash flows from operating activities had a net inflow of $265,569 for the nine months ended December 31, 2009. The cash provided by operating activities represents an increase of $274,776 from the nine months ended December 31, 2008. The change in operating activities resulted from the change in inventories, accounts receivable, accounts payable and income taxes. The Company anticipates that cash flow from operations will be available to fund existing obligations for expected cash requirements over the next year and thereafter.
Cash flows from investing activities resulted in a net outflow of $170,546 for the nine months ended December 31, 2009. This total represents expenditures on equipment for electric water coolers, filtration equipment and coffee dispensing equipment that are rented to existing delivery customers.
Cash flows from financing activities resulted in a net outflow of $352,308 for the nine months ended December 31, 2009. The Company paid down $100,000 on a short term note. The Company also made payments on long-term debt obligations of $252,308.
The Company’s cash balance at December 31, 2009 decreased to $89,863 by a net amount of $257,285 from $347,148 at March 31, 2009.
At this time, the Company does not have a line of credit. The Company converted the balance due on its old line of credit of $300,000, which was due on February 28, 2009, to a term loan in March 2009. The note payable had an interest rate of 8.0% until June 2009, at which time the balance of the note was due. The Company renegotiated the terms of the note and the payments due. The note called for monthly principal and interest payments of $4,676 and matured in June 2009. The Company entered into two additional notes in July 2009 and October 2009 for the balance due on the note at that time. The new note calls for two monthly payments of $2,984 and a final balloon payment due December 31, 2009. The final payment for this note was made on January 4, 2010 in the amount of $83,175.
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company, Messrs. Larson and Sipple, for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% that has been recorded as notes receivable related party and includes $162,557 of accrued interest at December 31, 2009. The Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. During the year ended March 31, 2003, the Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. The accumulated interest and outstanding principal were due upon maturity in August 2007. As of December 31, 2009, the note due from Mr. Larson has not yet been paid and the outstanding principal and interest due is $362,557 as reflected in the Company’s financial statements as “Notes receivable — related party.”
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
Changes In Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, in the future we intend to obtain the assistance of experienced financial personnel to enhance our financial reporting capabilities.

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

ELDORADO ARTESIAN SPRINGS, INC.
Date: February 16, 2010	By:	/s/ Douglas A. Larson
Douglas A. Larson
President (Principal Executive Officer)

Date: February 16, 2010	By:	/s/ Cathleen Shoenfeld
Cathleen Shoenfeld
Chief Financial Officer (Principal Financial Officer)

ELDORADO ARTESIAN SPRINGS, INC.
Quarterly Report on Form 10-Q
for the Quarter Ended December 31, 2009
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