Form 10-K
period 2010-03-31
ELDORADO ARTESIAN SPRINGS INC
filed 2010-06-18
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,594,850
As of June 18, 2010, the Issuer had a total of 6,536,091 shares of common stock, $.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders, expected to be held in September 2010, are incorporated by reference into Part III of this Form 10-K.

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
Bottles used for the smaller packaging, typically in sizes 1.5 liters and smaller, are made of polyethylene terephtalate (PET), a premium clear plastic. These bottles are commonly referred to in the beverage industry as PET bottles. The PET market has been driven by manufacturers who sell their water in smaller, more portable sizes, which are sold at retail and intended to fit the active lifestyles of bottled water consumers. The PET category has been the driving force behind the explosive growth in bottled water consumption. It is the most competitive market, dominated by four of the largest food and beverage companies in the world. During 2009, individual servings of bottled water in sizes of 1.5 liters and smaller accounted for more than 60% of the volume of bottled water sold, indicating that consumers are choosing individual serving sizes of bottled water in lieu of other bottled drinks.
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
In 2006 and 2007, the “Enhanced and Flavored” segment of the beverage market was one of the fastest growing segments in the industry. Flavored waters included in this segment saw the most significant growth but the real growth had been in the enhanced or functional waters. Enhanced waters are those which include specific additives for perceived health or attitude benefits. The enhanced segment contributed about $1.5 billion in 2006 and grew by approximately 50% in 2007. By 2009, growth rates slowed as the economic downturn and increased competition had a negative effect on sales. In September 2007, the Company introduced a line of enhanced waters that are differentiated from the others in the market. The product is made with organic ingredients and vitamins and high quality spring water. The objective is to make a product with superior taste and quality.

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
The Company bottles the same natural spring water that emanates from the source in Eldorado Springs, Colorado. The Company also utilizes additional high speed bottling equipment that is utilized at the Louisville warehouse. By utilizing high speed equipment, and the additional warehouse, bottling and office space, the Company has been able to realize benefits in increased bottling speeds as well as efficiencies in transporting and storing raw materials and finished goods.
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

In addition, in an effort to augment its water supply, on August 31, 2006, the Company entered into a Water Lease Agreement with Denver Wells, LLC, a Colorado limited liability company. Under the terms of the agreement, Eldorado is leasing 100 acre feet annually of nontributary ground water from Denver Wells, LLC for an initial term of two (2) years that commenced on August 31, 2006, which was extended for an additional two years by an amendment agreement executed by the parties on July 28, 2008. The cost of the lease was $60,000 in year one, $65,000 in year two, $70,000 in year three, and $75,000 in year four. The agreement expires on September 20, 2010. Denver Wells, LLC also agreed to lease to the Company up to 200 additional acre feet of water per year, if needed, for an additional $600 per acre foot in year one, $650 per acre foot in year two, $700 per acre foot in year three, and $750 per acre foot in year four. The Company also has the option to purchase 300 acre feet per year of water from the existing and operating wells for $10,000 per acre foot if purchased before December 31, 2006 and increasing 0.5% each month thereafter. With the execution of the lease, the Company paid a $90,000 earnest money deposit which was nonrefundable but will be applied to the purchase price in the event the Company executes the option to purchase the water. The first lease payment was made on September 29, 2006, the second lease payment was made on September 26, 2007, the third lease payment was made on October 1, 2008 and the fourth lease payment was made on October 5, 2009.
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
In Eldorado Springs, the water is loaded into stainless steel tanker trucks and transported to the bottling facility in Louisville, Colorado. Once at the facility, the water is transferred into stainless steel tanks until bottled. The Company installed all stainless steel piping in the bottling facility and monitors quality on a regular basis to assure the highest quality products. As a safeguard to any contamination, the water passes through a protective filter and ultra-violet light.
Products
The Company is principally in the business of selling bottled artesian spring water. Sales of the Company’s water have historically been made by selling five gallon and three gallon bottles of water directly to homes and businesses, retail grocery stores and distributors located in Colorado. The Company also sells its water at wholesale to retail food stores (grocery chains), by packaging the water into smaller, more convenient sizes which are suitable for retail distribution. The Company rents coolers to customers to dispense the bottled water. The Company also rents and sells filtration equipment to customers for home and office accounts. The Company added coffee and coffee equipment to its product mix delivered to customers from route delivery vehicles. The coffee is packaged by Green Mountain Coffee Roasters and is delivered by the Company’s employees. The Company’s water bottling operation accounted for approximately 99% of the Company’s revenues for the fiscal year ended March 31, 2010. The Company added a line of organic vitamin charged spring water to the product line and those products were available for distribution in September 2007. Additionally, in Eldorado Springs, the Company owns and operates a resort on its property during the summer months and rents a single-family home.
Sales and Distribution
The Company sells its bottled artesian spring water into two distinct segments of the market for bottled water.
Home/Commercial Delivery Business
Direct delivery of bottled water to homes and businesses has historically been the focus of the Company’s business. The Company’s bottled water delivery business primarily consists of the sale of five gallon and three gallon containers of water to customers who lease water dispensers from the Company. The Company delivers these bottles directly to customers using trucks owned or leased by the Company. The Company’s delivery sales are made primarily in the Denver/Boulder, Colorado metropolitan area (but also in selected other cities along the front range). As of March 31, 2010, the Company had approximately 12,000 active delivery accounts, and the delivery business currently accounts for roughly 68% of the Company’s revenues. Of the five and three gallon accounts, approximately 55% were home accounts and 45% were commercial accounts.

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
Employees
As of March 31, 2010, the Company had 64 full-time employees. During the summer months, the Company employs approximately 14 seasonal employees for the operation of the pool.

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

Louisville, Colorado
In August 2001, the Company purchased a new facility in Louisville, Colorado located approximately 10 miles from Eldorado Springs. This facility is approximately 40,000 square feet. The Company utilizes approximately 9,000 square feet for office space for its corporate headquarters. The facility also serves as the bottling facility and warehouse space for raw and finished materials. The building sits on 6.6 acres owned by the Company. The facility is financed through traditional bank financing.

ITEM 3.	LEGAL PROCEEDINGS.
There are no material pending legal proceedings to which the Company is a party or to which any of it properties are subject.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
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

Fiscal Year 2010	High	Low
Fourth Quarter through March 31, 2010	$1.50	$0.35
Third Quarter through December 31, 2009	$0.59	$0.32
Second Quarter through September 30, 2009	$1.10	$0.30
First Quarter through June 30, 2009	$1.40	$0.25

Fiscal Year 2009	High	Low
Fourth Quarter through March 31, 2009	$2.09	$0.25
Third Quarter through December 31, 2008	$2.50	$1.10
Second Quarter through September 30, 2008	$2.25	$1.44
First Quarter through June 30, 2008	$2.50	$1.50
The last price at which the Company’s common stock was sold was $0.40 on June 16, 2010.
Holders
The Company had 145 record owners of its common stock as of June 18, 2010.
Dividends
No dividends have been declared or paid to date on the Company’s common stock, and the Company does not anticipate paying dividends in the foreseeable future. The Company follows a policy of cash preservation for future use in the business.
Recent Sales of Unregistered Securities
During the year ended March 31, 2010, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K or Form 10-Q.
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
The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand our Company. The MD&A should be read in conjunction with our consolidated financial statements and accompanying notes. The MD&A includes the following sections:
•	Forward Looking Statements
•	Business Overview
•	Results of Operations — Year Ended March 31, 2010 Compared to Year Ended March 31, 2009
•	Liquidity and Capital Resources
•	Critical Accounting Issues
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
The Company’s headquarters and bottling facility consists of a total of approximately 40,000 square feet in Louisville, Colorado. The water is transported to the facility in stainless steel tanker trucks. Once at the bottling plant, the water is then transferred into stainless steel holding tanks until it is used for bottling.
Results of Operations
Performance Overview — Recent Trends
For the fiscal year ended March 31, 2010, the Company reported a decrease in overall revenue of 8.8%. The decrease in revenue was due to overall decrease in unit volumes across all categories. The Company has continued to experience a decrease in overall units from fiscal years 2009 to 2010 and contributes this to the overall downturn in the economy that affected much of the country beginning in October 2008.
The Company continues to utilize advertising and promotional budgets to help promote various products. The Company has been pursuing ways to offer more sizes of the products off of our own delivery vehicles to increase sales to existing customers.

The Company continues to look for ways to decrease costs and improving overall efficiencies. Overall operating expenses decreased 11.4% for the year ended March 31, 2010 as compared to the same period ended March 31, 2009.
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
Year Ended March 31, 2010 Compared to Year Ended March 31, 2009
Sales
Sales for the year ended March 31, 2010 were $8,476,775 compared to $9,290,868 for the same period ended March 31, 2009, a decrease of 8.8%.
Sales of the products used in the delivery to homes and offices which include 5 and 3 gallons bottles as well as the dispenser units were 55.4% of sales and decreased from $5,467,165 for fiscal year 2009 to $4,790,588 for fiscal year 2010, a decrease of $676,577 or 12.4%. Total units of 5 and 3 gallon products decreased 12.2% from the fiscal year ended March 31, 2009 to the fiscal year ended March 31, 2010 while the average selling price increased approximately 1.6%. General economic conditions have affected the total units delivered off of our existing vehicles as customers look for ways to decrease expenses. The Company continues to look for additional products to distribute to existing and new customers to offset the decrease in sales.
The Company increased filter rental and sales from $109,707 in fiscal year 2009 to $140,247 in fiscal year 2010, an increase of $30,540 or 27.8%. Consumers are looking for ways to decrease expenses and are substituting filtration units for the 5 and 3 gallon products. The Company also sells coffee and coffee equipment from our existing route vehicles. For the year ended March 31, 2010, sales for coffee, coffee equipment and accessories decreased slightly from $154,269 for the fiscal year ended March 31, 2009 compared to $153,531 for the fiscal year ended March 31, 2010. The Company continues to experience competition for the coffee service from local distributors as well as on-line web sites that promote similar products.
Sales of the Company’s PET products (.5 liter to 1.5 liter sizes), including private label products, represented 17.4% of sales for fiscal year 2010 and 18.4% of sales for fiscal year 2009 or $1,474,439 and $1,711,014, respectively. This represented a decrease of 13.8%. The Company’s gallon size products were 9.6% of sales or $811,442 in fiscal year 2010 compared to $801,052 in fiscal year 2009, an increase of 1.3%. Sales for the private label one gallon purified water products were approximately $760,000 and $550,000 for the fiscal years 2010 and 2009. The Company expects to continue shipments of this product in the future and will look to expand distribution where available.
In the second quarter of the fiscal year ended March 31, 2008, the Company began introducing an organic vitamin charged spring water for distribution off of existing route vehicles as well as through major distributors. The product is now available throughout Colorado and in portions of surrounding states. The line of organic vitamin charged spring water is available in Vitamin Cottage, King Soopers (Kroger stores) and Whole Foods which is one of the nation’s premier health food supermarkets. Additionally, the product is available to more than 2,000 other retail outlets, convenience stores and on-premise locations by UNFI and US Food Service distributors. The Company is utilizing purchasing incentives for the retail buyers as well as supporting in store sampling which shows increased market acceptance where customers have had the opportunity to sample. The Company has been able to add additional distributors. Total gross sales for the organic vitamin charge spring water were $233,011 for the fiscal year 2010 compared to $428,197 in fiscal year 2009.
Gross Profit/Cost of Goods Sold
Cost of goods sold for fiscal year 2010 were $2,129,757, or 25.1% of sales, compared to $2,405,606 or 25.9% of sales for fiscal year 2009. Gross profit decreased from $6,885,262, or 74.1% of sales in fiscal year 2009 to $6,347,018 or 74.9% of sales for fiscal year 2010. Overall, gross profit decreased 7.8% from the fiscal year ended March 31, 2009.

Cost of goods for the home and office products were $324,047, or 6.9% of 5 and 3 gallon sales for fiscal year 2010, compared to $292,330, or 5.5% of 3 and 5 gallon sales for fiscal year 2009. Cost of goods for the Eldorado brand 1 gallon products were $323,551, or 39.9% of 1 gallon sales for fiscal year 2010, compared to $379,892, or 47.4% of sales for fiscal year 2009. Cost of goods for the private label purified water was $426,329 and $361,634, or 56% and 66% of sales for fiscal 2010 and 2009. The purified water has a lower average selling price which results in higher cost of goods as a percent of sales. Cost of goods for the PET products were $723,376, or 49.1% of sales for fiscal year 2010, compared to $917,909, or 53.6% of PET sales for fiscal year 2009. Recently, the cost of goods for the bottles and packaging of the gallon and PET products has decreased resulting in increased profit for these categories.
Operating Expenses
Total operating expenses decreased to $6,446,617 in fiscal year 2010 from $7,272,047 in fiscal year 2009, a decrease of $825,430 or 11.4%. Of the total operating expenses, salaries and related expenses decreased to $3,226,075 in fiscal year 2010, or 38.1% of sales, from $3,705,175 in fiscal year 2009, or 39.9% of sales. The Company was able to reorganize across multiple departments in order to gain efficiencies and decrease overall salaries and related expenses.
Administrative and general expenses decreased 10% for 2010 as compared to fiscal year 2009. The Company was able to implement internal changes in order to offset some of the increased insurance fees and decreased health insurance related expenses by approximately 30%. Additionally, the Company was able to eliminate consulting fees and additional legal fees which contributed to the overall decrease in administrative and general expenses.
Delivery expenses decreased from $890,892 for fiscal year 2009 to $746,670 for fiscal year 2010, a decrease of 16.2%. The decrease in fuel costs from 2009 to 2010 contributed to the largest decrease in delivery expenses, decreasing 34.5%. Additionally, the Company was able to eliminate some leased equipment by increasing the efficiencies of existing routes and due to the decrease in the existing route base.
Advertising and promotion expenses decreased 8.7% for fiscal year 2010 compared to the fiscal year 2009. Advertising and promotion expenses were 3.9% of sales for both fiscal year 2010 and 2009.
Depreciation and amortization increased 2.5% for fiscal year 2010 as compared to fiscal year 2009. Depreciation and amortization for fiscal year 2010 was 5.9% of sales compared to 5.2% of sales for fiscal year 2009. The Company’s need for additional equipment for purified water resulted in an increase in overall depreciation and amortization expenses.
Interest, Taxes, Other Income and Other Expenses
For the year ended March 31, 2010, interest income decreased approximately 2.2% to $26,745 as compared to $27,358 for the same period ended March 31, 2009.
Interest expense for the year ended March 31, 2010 decreased less that 1% to $361,467 as compared to $362,447 for the year ended March 31, 2009.
For the fiscal year ended March 31, 2010, the Company recorded income tax benefit of $143,400 against our pretax book loss of $434,321, a 33% effective tax rate compared to a tax benefit of $101,000 against our pretax book loss of $337,874 for the fiscal year ended March 31, 2009.
The Company had a net loss after taxes of $290,921 in fiscal year 2010 compared to a net loss of $236,874 for fiscal year 2009.
Liquidity and Capital Resources
Trade accounts receivable for the year ended March 31, 2010 were 11.7% less than at year ended March 31, 2009. This resulted from the decrease in revenues for the year ended March 31, 2010. Days sales outstanding was approximately 37 days for March 31, 2010 and 38 days for March 31, 2009.
Cash flows from operating activities had a net inflow of $398,693 for fiscal year 2010. The cash provided by operating activities represents an increase of $190,174 from fiscal year 2009. The largest reconciling item between net income and net cash flow from operations was the $497,947 of depreciation and amortization. The change in operating activities also resulted from the change in inventories, prepaid expenses and income taxes. The Company anticipates that cash flow from operations will be available to fund existing obligations for expected cash requirements over the next year and thereafter.

Cash flows from investing activities resulted in a net outflow of $196,978 for fiscal year 2010. This total represents expenditures on equipment for electric water coolers, filtration equipment and coffee dispensing equipment that are rented to delivery customers.
Cash flows from financing activities resulted in a net outflow of $483,559 for fiscal year 2010. The Company paid approximately $300,000 for an outstanding line of credit that had been converted to a short term debt note. The Company also made payment on long-term obligations in the amount of approximately $183,000.
The Company’s cash balance at March 31, 2010 decreased to $65,304 by a net amount of $281,844 from $347,148 at March 31, 2009.
As of March 31, 2010, the Company did not have a line of credit. The Company converted the balance due on its old line of credit of $300,000, which was due on February 28, 2009, to a term loan in March 2009. The note payable had an interest rate of 8.0% until June 2009, at which time the balance of the note was due. The Company renegotiated the terms of the note and the payments due. The note called for monthly principal and interest payments of $4,676 and matured in June 2009. The Company entered into two additional notes in July 2009 and October 2009 for the balance due on the note at that time. The new note calls for two monthly payments of $2,984 and a final balloon payment due December 31, 2009. The final payment for this note was made on January 4, 2010 in the amount of $83,175.
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company, Messrs. Larson and Sipple, for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% that has been recorded as notes receivable related party and includes $169,397 of accrued interest at March 31, 2010. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. The accumulated interest and outstanding principal were due upon maturity in August 2007. As of the date of this annual report, the note due from Mr. Larson has not yet been paid. The note due from Mr. Larson has a balance of $369,397 as of March 31, 2010 which includes principal and interest. At the time the note is paid, the remaining $178,822 in deferred gain on the sale of real estate will be recognized as income. During the year ended March 31, 2003, the Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties.
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
Contractual Obligations and Commitments
The following table sets forth our contractual commitments as of March 31, 2010:

	Long-Term Debt
Fiscal Year End	and Capital Leases	Operating Lease	Total
2011	$190,476	$344,605	$535,081
2012	1,466,952	266,873	1,733,825
2013	2,807,911	161,628	2,969,539
2014	—	73,358	73,358

Total	$4,465,339	$846,464	$5,311,803

Please refer to notes 5, 7 and 8 in our Consolidated Financial Statements for more information regarding our future cash commitments.
Impact of Inflation
We believe that our results are not dependent upon moderate changes in inflation rates.
Recently Issued Accounting Pronouncements
The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. New pronouncements assessed by the Company recently are discussed below:
In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. The standard will be effective for the Company for the fiscal year beginning April 1, 2011. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard may have on its financial statements.
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental GAAP. The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009 (April 1, 2010 for the Company). The Company does not believe that the provisions of SFAS 168 will have a material impact on its financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (April 1, 2010 for the Company). The Company is currently evaluating the effect the adoption of SFAS 167 will have on its financial statements.

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
Louisville, Colorado
We have audited the accompanying balance sheets of Eldorado Artesian Springs, Inc. (“the Company”) as of March 31, 2010 and 2009 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eldorado Artesian Springs, Inc. as of March 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Ehrhardt Keefe Steiner & Hottman PC
June 18, 2010
Denver, Colorado

Balance Sheets

	March 31, 2010	March 31, 2009
Assets
Current assets
Cash	$65,304	$347,148
Accounts receivable — trade, net	853,914	967,508
Inventories	391,410	393,320
Prepaid expenses and other	136,396	105,456
Deferred tax asset	29,648	29,648
Income tax receivable	—	66,405

Total current assets	1,476,672	1,909,485

Non-current assets
Property, plant and equipment, net	4,149,154	4,433,393
Notes receivable — related party	369,397	342,787
Investments	361,196	361,196
Water rights, net	71,675	71,675
Deposits	118,020	112,820
Deferred tax asset — long term	101,466	28,066
Other, net	34,346	78,538

Total non-current assets	5,205,254	5,428,475

Total assets	$6,681,926	$7,337,960

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$570,584	$420,849
Accrued expenses	283,145	283,540
Customer deposits	73,423	66,477
Current portion of capital lease obligations	121,634	118,334
Current portion of long-term debt	68,842	363,086

Total current liabilities	1,117,628	1,252,286

Non-current liabilities
Capital lease obligations, less current portion	17,910	135,118
Long-term debt, less current portion	4,256,953	4,332,360
Deferred gain on the sale of real estate	178,822	178,822

Total non-current liabilities	4,453,685	4,646,300

Total liabilities	5,571,313	5,898,586

Commitments and contingency

Stockholders’ equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,536,091 (2010 and 2009) issued and outstanding	6,536	6,536
Additional paid-in capital	1,768,598	1,736,438
Accumulated deficit	(664,521)	(303,600)

Total stockholders’ equity	1,110,613	1,439,374

Total liabilities and stockholders’ equity	$6,681,926	$7,337,960

See notes to financial statements

Statements of Operations

	For the Years Ended
	March 31,
	2010	2009

Revenues
Water and related	$8,380,923	$9,106,801
Resort operations	95,852	184,067

Total revenues	8,476,775	9,290,868

Cost of goods sold	2,129,757	2,405,606

Gross profit	6,347,018	6,885,262

Operating expenses
Salaries and related expenses	3,226,075	3,705,175
Administrative and general	1,647,194	1,830,011
Delivery	746,670	890,892
Advertising and promotions	328,731	360,215
Depreciation and amortization	497,947	485,754

Total operating expenses	6,446,617	7,272,047

Loss from operations	(99,599)	(386,785)

Other income (expense)
Gain on the sale of property	—	384,000
Interest income	26,745	27,358
Interest expense	(361,467)	(362,447)

Total other income (expense)	(334,722)	48,911

Loss before income taxes	(434,321)	(337,874)

Income tax benefit
Deferred	73,400	101,000

Total income tax benefit (expense)	73,400	101,000

Net loss available to common shareholders	$(360,921)	$(236,874)

Basic and diluted weighted average common shares outstanding	6,536,091	6,669,144

Basic and diluted loss per common share	$(0.06)	$(0.04)

See notes to financial statements

Statement of Changes in Stockholders’ Equity
For the Year Ended March 31, 2010

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance — March 31, 2008	6,426,464	$6,426	$1,634,159	$(66,726)	$1,573,859
Exercise of options and deferred tax benefit	109,627	110	46,515	—	46,625
Stock options issued to employees	—	—	55,764	—	55,764
Net loss	—	—	—	(236,874)	(236,874)

Balance — March 31, 2009	6,536,091	$6,536	$1,736,438	$(303,600)	$1,439,374
Stock options issued to employees	—	—	32,160	—	32,160
Net loss	—	—	—	(360,921)	(360,921)

Balance — March 31, 2010	6,536,091	$6,536	$1,768,598	$(664,521)	$1,110,613

See notes to financial statements

Statements of Cash Flows

	For the Years Ended
	March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(360,921)	$(236,874)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	497,947	485,754
Deferred income taxes	(73,400)	(75,480)
Stock based compensation	32,160	55,764
Accrued interest on related party note receivable	(26,610)	(24,649)
Changes in assets and liabilities
Accounts receivable	113,594	(128,848)
Inventories	1,910	43,851
Prepaid expenses and other	(3,478)	178,386
Deposits	(5,200)	22,965
Accounts payable	149,735	2,920
Accrued expenses	(395)	(34,812)
Income taxes	66,405	(66,405)
Customer deposits	6,946	(14,053)

Net cash provided by operating activities	398,693	208,519

Cash flows from investing activities
Purchases of property and equipment	(196,978)	(389,920)

Net cash used in investing activities	(196,978)	(389,920)

Cash flows from financing activities
Proceeds from exercise of stock options	—	2,625
Net proceeds from line of credit	—	300,000
Payments on long-term debt and capital leases	(483,559)	(163,516)

Net cash (used in) provided by financing activities	(483,559)	139,109

Net decrease in cash	(281,844)	(42,292)

Cash — beginning of year	347,148	389,440

Cash — end of year	$65,304	$347,148

Supplemental disclosure of cash flow information
Cash paid during the year for interest was $361,468 (2010) and $362,447 (2009).
Cash paid during the year for income taxes was $0 (2010 and 2009).
The Company acquired $0 (2010) and $351,877 (2009) in fixed assets through capital leases.
In 2009, the Company recorded $46,000 in excess tax benefits on stock options which was recorded as a component of additional paid in capital.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At March 31, 2010 and 2009, the Company did not have any cash equivalents.
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
Other Assets
Other assets consist of customer lists, loan fees and other costs which have been recorded at cost and are being amortized on the straight-line basis over 5 to 40 years. The Company expects to amortize approximately $4,000 each year for the next five years.

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
Stock Based Compensation
The Company accounts for employee stock-based compensation under “ASC 718 — Compensation” which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. ASC 718 does not change the accounting guidance for share-based payment transactions with parties other than employees provided in. The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model. Stock-based compensation expense recognized under ASC 718 for the twelve months ended March 31, 2010 was $32,160 and $55,764 for the twelve months ended March 31, 2009, which consisted of compensation expense related to employee stock options based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.
Basic and Diluted Loss Per Common Share
The Company calculates net loss per share under the provisions of “ASC 260 — Earnings Per Share”. Under ASC 260, basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during the period.
Potentially dilutive common shares and outstanding warrants which have been exclude from the computation of diluted income per share as of March 31, 2010 and 2009 were 254,000 and 270,000, respectively, because their effect would have been antidilutive.
Fair Value of Financial Instruments
The carrying amounts of financial instruments including cash, receivables, accounts payable and accrued expenses approximated fair value as of March 31, 2010, because of the relatively short maturity of these instruments.
The carrying amounts of notes receivable and long-term debt approximates fair value as of March 31, 2010 because interest rates on these instruments approximate market interest rates.
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expense for the years ended March 31, 2010 and 2009 were $328,731 and $360,215, respectively.
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
Recently Issued Accounting Pronouncements
The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. New pronouncements assessed by the Company recently are discussed below:
In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. The standard will be effective for the Company for the fiscal year beginning April 1, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard may have on its financial statements.
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental GAAP. The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009 (January 1, 2010 for the Company). The Company does not believe that the provisions of SFAS 168 will have a material impact on its financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (April 1, 2010 for the Company). The Company is currently evaluating the effect the adoption of SFAS 167 will have on its financial statements.

Note 2 — Balance Sheet Disclosures
Accounts receivable consist of the following:

	March 31, 2010	March 31, 2009
Accounts receivable
Accounts receivable	$933,914	$1,047,508
Allowance for doubtful accounts	(80,000)	(80,000)

	$853,914	$967,508

Property, plant and equipment consist of the following at:

	March 31, 2010	March 31, 2009

Property, plant and equipment
Land	$1,000,263	$1,000,263
Buildings and improvements	4,294,275	4,183,129
Machinery and equipment	5,088,521	5,002,689
Office furniture and fixtures	329,391	329,391

	10,712,450	10,515,472
Less accumulated depreciation and amortization	(6,563,296)	(6,082,079)

	$4,149,154	$4,433,393

Accrued expenses consist of the following at:

	March 31, 2010	March 31, 2009

Accrued expenses
Accrued payroll and taxes	$90,313	$83,011
Accrued property taxes	168,754	174,511
Accrued sales taxes	24,078	26,018

	$283,145	$283,540

Note 3 — Deferred Gain on the Sale of Real Estate
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company, Messrs. Larson and Sipple, for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% that has been recorded as notes receivable related party and includes $169,397 of accrued interest at March 31, 2010. The Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. The accumulated interest and outstanding principal were due upon maturity in August 2007. As of the date of this annual report, the note due from Mr. Larson has not yet been paid. The note due from Mr. Larson has a balance of $369,397 as of March 31, 2010 which includes principal and interest. At the time the note is paid, the remaining $178,822 in deferred gain on the sale of real estate will be recognized as income. During the year ended March 31, 2003, the Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties.
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

Note 4 — Long-Term Debt
Long-term debt is as follows:

	March 31, 2010	March 31, 2009
Note payable to a bank with interest fixed at 7.5% until October 2012, at which time the balance of the note is due. The note calls for monthly principal and interest payments of $22,385 and matures October 2012. Cross Collateralized by substantially all assets of the Company and guaranteed by three stockholders and officers of the Company. The note is subject to certain restrictive covenants.	$2,893,080	$2,939,695

Note payable to a bank with interest fixed at 7.75% until February 2012, at which time the balance of the note is due. The note calls for monthly principal and interest payments of $11,439 with all unpaid principal and interest due February 2012. Cross-collateralized by all rents and deed of trust of the Company and guaranteed by three stockholders and officers of the Company.	1,432,715	1,455,751

Note payable to a bank with interest fixed at 8.0%.The Company paid off the note in January 2010.	—	300,000

	4,325,795	4,695,446
Less current portion	(68,842)	(363,086)

	$4,256,953	$4,332,360

Maturities of long-term obligations are as follows:

Year Ending March 31,

2011	$68,842
2012	1,449,042
2013	2,807,911

$4,325,795

Note 5 — Capital Leases
During the year ended March 31, 2009, the Company acquired assets under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. The leases expire between April 2011 and June 2011. Amortization of the leased property is included in depreciation expense.
The assets under capital lease have cost and accumulated amortization as follows:

March 31, 2010
Cost	$351,877
Less accumulated amortization	(92,981)

$258,896

Maturities of capital lease obligations are as follows:

Year Ending March 31,

2011	$128,342
2012	24,035

Total minimum lease payments	152,377
Amount representing interest	(12,833)

Present value of net minimum lease payments	139,544
Less current portion	(121,634)

Long-term capital lease obligation	$17,910

Note 6 — Income Taxes
The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that are not expected to be realized based on available evidence. As of March 31, 2010, the deferred tax asset was reduced by a valuation allowance of $68,665 for amounts the Company had determined that there is uncertainty of realization. The Company expects future taxable income and, therefore, believes it will recognize future benefits related to its deferred tax asset.
The Company is subject to income taxes in the U.S. federal jurisdiction, and various state and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the United States, the tax years 2006-2009 remain open to examination by the federal Internal Revenue Service and the tax years 2005-2009 remain open for various state taxing authorities. The Company has not taken any uncertain tax positions. The net current and long-term deferred tax assets and liabilities in the accompanying balance sheet include the following:

	March 31, 2010	March 31, 2009

Current deferred tax asset	$29,648	$29,648
Current deferred tax liability	—	—

Net current deferred tax asset	$29,648	$29,648

Long-term deferred tax asset, net of valuation allowance	$101,466	$148,153
Long-term deferred tax liability	—	(120,087)

Net long-term deferred tax asset	$101,466	$28,066

Temporary differences giving rise to the net deferred tax asset are as follows:

Allowance for doubtful accounts	$29,648	$29,648
Property and equipment	(58,651)	(112,220)
Deductible stock compensation	9,914	9,914
Net operating loss and credits	216,319	138,239
Deferred gain and other	3,884	(7,867)
Valuation allowance	(70,000)	—

	$131,114	$57,714

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income compared to the income tax (expense) benefit in the statements of income:

	For the Years Ended
	March 31,
	2010	2009

Federal income taxes computed at statutory rate	$(147,669)	$(114,877)
State income taxes	(11,568)	(8,721)
Stock based compensation	10,934	9,864
Tax to provision true-up	(1,970)	4,633
Other	6,873	8,101
Valuation allowance	70,000	—

	$(73,400)	$(101,000)

Note 7 — Commitments
Operating Leases
The Company leases delivery trucks, vehicles, equipment and property under non-cancelable operating leases. Rent expense for these leases was $414,599 and $445,080 for the years ended March 31, 2010 and 2009, respectively.
Future minimum lease payments under these leases are approximately as follows:

Year Ending March 31,

2011	$344,605
2012	266,873
2013	161,628
2014	73,358
Thereafter	—

$846,464

Renewable Energy Service Agreement
On June 11, 2009, the Company entered into a twenty year renewable energy service agreement with Eldorado Springs Solar, LLC, an unrelated third party, to design, install, own, operate and maintain a solar electricity generating system at our property in Louisville, Colorado. The Company will purchase all of the solar electricity generated by the system which will provide approximately 50% of the electricity needs at the facility in Louisville, Colorado. The agreement provides a guaranteed energy rate schedule for 10 years with a reset rate in year eleven for the electric cost. If the Company was to terminate the agreement the Company would be required to pay a termination penalty. As of March 31, 2010, this penalty would be approximately $400,000. The Company also has the option to purchase and take title to the system starting in year eleven. During the fiscal year ended March 31, 2010, the Company expensed approximately $1,700 in utility costs under this agreement.
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

In addition, in an effort to augment its water supply, on August 31, 2006, the Company entered into a Water Lease Agreement with Denver Wells, LLC, a Colorado limited liability company. Under the terms of the agreement, Eldorado is leasing 100 acre feet annually of nontributary ground water from Denver Wells, LLC for an initial term of two (2) years that commenced on August 31, 2006, which was extended for an additional two years by an amendment agreement executed by the parties on July 28, 2008 . The cost of the lease was $60,000 in year one, $65,000 in year two, $70,000 in year three, and $75,000 in year four. The agreement expires on September 20, 2010. Denver Wells, LLC also agreed to lease to the Company up to 200 additional acre feet of water per year, if needed, for an additional $600 per acre foot in year one, $650 per acre foot in year two, $700 per acre foot in year three, and $750 per acre foot in year four. The Company also has the option to purchase 300 acre feet per year of water from the existing and operating wells for $10,000 per acre foot if purchased before December 31, 2006 and increasing 0.5% each month thereafter. With the execution of the lease, the Company paid a $90,000 earnest money deposit which was nonrefundable but will be applied to the purchase price in the event the Company executes the option to purchase the water. The first lease payment was made on September 29, 2006, the second lease payment was made on September 26, 2007, the third lease payment was made on October 1, 2008 and the fourth lease payment was made on October 5, 2009.
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
Note 9 — Stockholders’ Equity
Stock Options
The Company has a qualified stock plan, the 2008 Incentive Stock Plan, pursuant to which 2,000,000 shares were reserved for issuance. As of March 31, 2010, 50,000 shares were reserved for issuance pursuant to outstanding grants and 1,950,000 shares were available for future grant. Additionally, the Company previously had a qualified stock plan, the 1997 Stock Option Plan, which expired in 2007, pursuant to which 875,000 shares were reserved for issuance. As of March 31, 2010, 270,000 shares were reserved for issuance pursuant to outstanding grants and no shares were available for future grant as the plan has expired. The 2008 Incentive Stock Plan and the 1997 Stock Option Plan, referred to herein as the Plans, and the shares issuable there under, are both registered on Form S-8 with the Securities and Exchange Commission. The Plans provide for the grant of options and other equity based awards to employees, directors and consultants of the Company and are administered by the Company’s Board of Directors.

The following table presents the activity for options outstanding:

		Weighted
		Average
	Stock	Exercise
	Options	Price

Outstanding — March 31, 2008	905,000	1.38
Granted	50,000	1.80
Forfeited/canceled	(426,000)	1.38
Exercised	(259,000)	1.38

Outstanding — March 31, 2009	270,000	1.48
Granted	—	—
Forfeited/canceled	(30,000)	1.50
Exercised	—	—

Outstanding — March 31, 2010	240,000	$1.47

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Price*	Life*	Number	Price*

0.875	24,000	0.875	3.84	24,000	0.875
1.00	19,000	1.00	3.35	19,000	1.00
1.43	100,000	1.43	1.84	75,000	1.43
1.65	20,000	1.65	6.09	20,000	1.65
1.75	24,000	1.75	7.09	24,000	1.75
1.80	50,000	1.80	8.05	12,500	1.80
1.938	3,000	1.938	0.08	3,000	1.938

Total — March 31, 2010	240,000	$1.47	4.31	177,500	$1.41

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, in years, respectively.
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
On February 2, 2007, the Company granted 100,000 options to one of its directors at fair value. These options vest over 4 years and expire in 5 years. These options were determined to have a value of $78,297 based on the Black-Scholes option-pricing model and an estimated forfeiture rate of 23%. The value of the option will be expensed over the term of the vesting schedule. For the year ended March 31, 2010, $19,573 was recorded as compensation expense. $19,655 remains to be expensed over the remaining vesting period. The following is a summary of the assumptions used and the weighted average grant-date fair value of these stock option grants.

Risk Free Interest Rate	4.65%
Expected life (years)	5
Expected dividend yield	0%
Annualized volatility	88.5%
Estimated fair value of options granted	$1.01 per share

On April 17, 2008, the Company granted 50,000 options to a certain employee at fair value. These options will vest over 5 years and will expire in 10 years. These options were determined to have a value of $62,965 based upon the Black-Scholes option-pricing model and an estimated forfeiture rate of 23%. The value of the option will be expensed over the term of the vesting schedule. For the year ended March 31, 2010, $12,587 was recorded as compensation expense and $40,937 remains to be expensed over the remaining vesting period. The following is a summary of the assumptions used and the weighted average grant-date fair value of these stock option grants.

Risk Free Interest Rate	3.75%
Expected life (years)	7.5
Expected dividend yield	0%
Annualized volatility	118.27%
Estimated fair value of options granted	$1.26 per share
Warrants
On January 24, 2008, the Company retained Pfeiffer High Investor Relations, Inc. (“PHIR”) to develop and implement a comprehensive investor relations program. For providing services, PHIR was paid a monthly retainer fee of $5,000. In addition, the Company granted to PHIR principals, John Pfeiffer and Geoff High, a total of 20,000 warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $1.80. The warrants vest one-third on the date of the agreement, one-third at the six-month anniversary and one-third at 12-month anniversary. In the event of termination of the agreement, warrants will vest on a pro-rata basis for the period in which the agreement was in effect. All warrants have a four-year term, have cashless exercise provisions and piggyback registration rights. The warrants were determined to have a value of $26,750 based upon the Black-Scholes option-pricing model. As of March 31, 2010, all of the warrants were fully vested. The warrants have a remaining life of 1.8 years. The Company terminated the agreement with PHIR in February 2009.
Note 10 — Employee Benefit Plan
The Company has adopted a 401(k) profit sharing plan for its employees. Employees become eligible to participate in the plan once they have completed one year of service and have reached 21 years of age. Contributions by the Company and employees vest immediately. The Company matches 100% of employee’s contributions up to 3% of the employee’s gross pay. The Company matched approximately $46,000 for the year ended March 31, 2010 and $50,000 for the year ended March 31, 2009. No discretionary profit sharing contributions were approved by the Board of Directors for the years ended March 31, 2010 and 2009.

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
Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), referred to as the Internal Control—Integrated Framework. Based on this assessment, management, with the participation of our principal executive officer and principal financial officer, has determined that we did not maintain effective internal controls over financial reporting as of March 31, 2010. Management has identified a material weakness in the operation of our internal controls over financial reporting as it relates to the lack of technical expertise regarding complex accounting matters associated with certain equity transactions and the impact on deferred income taxes. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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
Changes In Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, in the future we intend to obtain the assistance of experienced financial personnel to enhance our financial reporting capabilities.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.
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
The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS
(a) Documents Filed as Part of this Report
(1)	Financial Statements. The financial statements of Eldorado Artesian Springs, Inc., which are listed on the Table of Contents to Financial Statements appearing on page 16 of this Annual Report.
(2)
Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

(3)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit
No.	Description	Location

3.1	Articles of Incorporation and Bylaws	Incorporated by reference to Exhibit 3 to the Registration Statement (No. 33-6738-D)

3.2.	Amended Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 1998

3.3	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to Eldorado’s Form SB-2/A (Registration Statement No. 333-68553) filed with the Securities and Exchange Commission on November 21, 2000

3.4	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to Eldorado’s Form SB-2/A (Registration Statement No. 333-68553) filed with the Securities and Exchange Commission on July 2, 1999

10.1 *	1997 Stock Option Plan	Incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-68553

10.2	Promissory Note with First National Bank of Boulder County dated June 27, 1997	Incorporated by reference to Exhibit 10.2 to Registration Statement No. 333-68553

10.3	Deed of Trust dated June 27, 1997	Incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-68553

10.4	Small Business Administration Note — U.S. Bank, August 21, 2001	Incorporated by reference to Exhibit 10.4 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.5	U.S. Bank, August 21, 2001 Deed of Trust	Incorporated by reference to Exhibit 10.5 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.6	U.S. Small Business Administration Note — Bank of West August 21, 2001	Incorporated by reference to Exhibit 10.6 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

Exhibit
No.	Description	Location

10.7	Bank of West, August 21, 2001, Deed of Trust	Incorporated by reference to Exhibit 10.7 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.8	Contract to Buy and Sell Real Estate (Commercial)	Incorporated by reference to Exhibit 10.1 to Eldorado’s Form 10-QSB for the quarter ended September 30, 2001

10.9	Contract to Buy and Sell Real Estate (Residential)	Incorporated by reference to Exhibit 10.2 to Eldorado’s Form 10-QSB for the quarter ended September 30, 2001

10.10	Contract to Buy and Sell Real Estate (Residential)	Incorporated by reference to Exhibit 10.3 to Eldorado’s Form 10-QSB for the quarter ended September 30, 2001

10.11	Note receivable — Doug Larson	Incorporated by reference to Exhibit 10.8 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.12	Doug Larson — Pledge agreement	Incorporated by reference to Exhibit 10.9 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.13	Note receivable — Kevin Sipple	Incorporated by reference to Exhibit 10.10 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.14	Kevin Sipple — Pledge agreement	Incorporated by reference to Exhibit 10.11 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.15	Management Consulting and Finders Agreement, dated as of January 4, 2005, by and between the Company and Capital Merchant Bank, LLC	Incorporated by reference to Exhibit 10.1 to Eldorado’s Form 8-K filed with the Securities and Exchange Commission on January 11, 2005

10.16	Warrant to Purchase Shares of Common Stock, dated January 4, 2005	Incorporated by reference to Exhibit 10.2 to Eldorado’s Form 8-K filed with the Securities and Exchange Commission on January 11, 2005

10.17	Water Lease Agreement with Denver Wells, LLC dated August 31, 2006	Incorporate by reference to Exhibit 10.14 to Eldorado’s Form 8-K filed with the Securities and Exchange Commission on October 4, 2006

Exhibit
No.	Description	Location

10.18	Commercial Loan Agreement with American National Bank dated February 20, 2007	Incorporated by reference to Exhibit 10.18 to Eldorado’s Form 10-KSB filed with the Securities and Exchange Commission on June 26, 2007

10.19	Commercial Loan Agreement with American National Bank dated October 11, 2007	Incorporated by reference to Exhibit 10.1 to Eldorado’s Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007

10.20	Purchase and Sale Agreement with Farmers Reservoir and Irrigation Company Marshall Lake Division Shares dated February 28, 2007	Incorporated by reference to Exhibit 10.20 to Eldorado’s Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007

10.21	Purchase and Sale Agreement with Farmers Reservoir and Irrigation Company Marshall Lake Division Shares dated August 2, 2007	Incorporated by reference to Exhibit 10.21 to Eldorado’s Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007

10.22	Water Use Agreement with the City of Louisville, Colorado dated October 16, 2007	Incorporated by reference to Exhibit 10.22 to Eldorado’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2007

10.23	Purchase and Sale Agreement with Farmers Reservoir and Irrigation Company Marshall Lake Division Shares dated March 21, 2008	Incorporated by reference to Exhibit 10.23 to Eldorado’s Form 10-KSB filed with the Securities and Exchange Commission on June 27, 2008

10.24 *	2008 Incentive Stock Plan	Incorporated by reference to Annex A to Eldorado’s Definitive Proxy Statement on Schedule 14A for the Annual meeting of Shareholders held on August 26, 2008

10.25	First Amendment to Water Lease Agreement dated July 15, 2008	Incorporated by reference to Exhibit 10.24 to Eldorado’s Form 8-k filed with the Securities and Exchange Commission on August 1, 2008

10.26	Commercial Loan Agreement with American National Bank dated March 17, 2009 (including Debt Modification Agreement dated March 17, 2009)	Incorporated by reference to Exhibit 10.26 to Eldorado’s Form 10-K filed with the Securities and Exchange Commission on June 29, 2009.

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELDORADO ARTESIAN SPRINGS, INC.
By:	/s/ Douglas A. Larson
Douglas A. Larson,
President (Principal Executive Officer)
Dated: June 18, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ Douglas A. Larson Douglas A. Larson,	June 18, 2010
President and Director

/s/ Kevin M. Sipple Kevin M. Sipple,	June 18, 2010
Vice-President and Director

/s/ Cathleen Shoenfeld Cathleen Shoenfeld,	June 18, 2010
Chief Financial Officer, Chief Accounting Officer
(Principal Financial and Accounting Officer), Secretary

/s/ Jeremy S. Martin Jeremy S. Martin,	June 18, 2010
Vice-President and Director

/s/ George J. Schmitt George J. Schmitt,	June 18, 2010
Director

/s/ J. Ross Colbert J. Ross Colbert, Director	June 18, 2010