Form 10-Q
period 2010-06-30
ELDORADO ARTESIAN SPRINGS INC
filed 2010-08-12
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On August 6, 2010, there were 6,536,091 shares of the registrant’s common stock, $.001 par value, outstanding.

ELDORADO ARTESIAN SPRINGS, INC.
FORM 10-Q

ITEM 1.	FINANCIAL STATEMENTS
ELDORADO ARTESIAN SPRINGS, INC.
Balance Sheets

	June 30,	March 31,
	2010	2010
	(Unaudited)
Assets
Current assets
Cash	$48,231	$65,304
Accounts receivable — trade, net of $80,000 allowance	1,011,924	853,914
Inventories	414,430	391,410
Prepaid expenses and other	105,634	136,396
Deferred tax asset	29,648	29,648

Total current assets	1,609,867	1,476,672

Non-current assets
Property, plant and equipment — net	4,100,692	4,149,154
Notes receivable — related party	376,367	369,397
Investments	361,196	361,196
Water rights	71,675	71,675
Deposits	118,020	118,020
Deferred tax asset — long term	122,766	101,466
Other — net	32,974	34,346

Total non-current assets	5,183,690	5,205,254

Total assets	$6,793,557	$6,681,926

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$642,678	$570,584
Accrued expenses	400,201	283,145
Customer deposits	80,429	73,423
Current portion of capital lease obligations	109,871	121,634
Current portion of long-term debt	68,842	68,842

Total current liabilities	1,302,021	1,117,628

Non-current liabilities
Capital lease obligations, less current portion	—	17,910
Long-term debt, less current portion	4,235,103	4,256,953
Deferred gain on the sale of real estate	178,822	178,822

Total non-current liabilities	4,413,925	4,453,685

Total liabilities	5,715,946	5,571,313

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,536,091 (June and March 2010) issued and outstanding	6,536	6,536
Additional paid-in capital	1,776,638	1,768,598
Accumulated deficit	(705,563)	(664,521)

Total stockholders’ equity	1,077,611	1,110,613

Total liabilities and stockholders’ equity	$6,793,557	$6,681,926

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Operations

	For the Three Months Ended
	June 30,
	2010	2009
Revenue
Water and related	$2,249,692	$2,226,469
Resort operations	35,483	29,121

Net revenue	2,285,175	2,255,590

Cost of goods sold	644,306	567,002

Gross profit	1,640,869	1,688,588

Operating expenses
Salaries and related	817,502	878,633
Administrative and general	442,875	424,850
Delivery	183,029	192,688
Advertising and promotions	65,204	102,083
Depreciation and amortization	119,648	126,861

	1,628,258	1,725,115

Operating income (loss)	12,611	(36,527)

Other income (expense)
Interest income	6,970	6,527
Interest expense	(81,923)	(94,494)

	(74,953)	(87,967)

Net loss before provision for income taxes	(62,342)	(124,494)

Income tax benefit	21,300	42,000

Net loss	$(41,042)	$(82,494)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding — basic and dilutive	6,536,091	6,536,091

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Cash Flows

	Three Months Ended
	June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(41,042)	$(82,494)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	119,648	126,861
Deferred income tax benefit	(21,300)	(42,000)
Stock based compensation	8,040	8,040
Accrued interest on related party note receivable	(6,970)	(6,467)

Changes in certain assets and liabilities
Accounts receivable	(158,010)	(25,271)
Inventories	(23,020)	(43,342)
Prepaid expenses and other	30,761	10,302
Deposits	—	(4,950)
Accounts payable	72,094	276,424
Accrued expenses	117,056	75,580
Customer deposits	7,006	12,046

Net cash provided by operating activities	104,263	304,729

Cash flows from investing activities
Purchases of property and equipment	(69,813)	(68,831)

Net cash flows used in investing activities	(69,813)	(68,831)

Cash flows from financing activities
Payments on long-term obligations	(51,523)	(48,879)

Net cash flows (used in) provided by financing activities	(51,523)	(48,879)

Net decrease in cash	(17,073)	187,019

Cash — beginning of period	65,304	347,148

Cash — end of period	$48,231	$534,167

Supplemental disclosures of cash flow information:
Cash paid for interest for the three months ended June 30, 2010 and June 30, 2009 was $81,923 and $94,494, respectively.
Cash paid for income taxes for the three months ended June 30, 2010 and June 30, 2009 was $0.
See notes to the financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Notes to Unaudited Financial Statements
Note 1 — Summary of Significant Accounting Policies
Interim Unaudited Financial Statements
The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended June 30, 2010 and 2009 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally made in the registrant’s annual report on Form 10-K. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-K for the year ended March 31, 2010.
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
Note 2 — Stockholders’ Equity
Stock Option Plans
The Company has a qualified stock plan, the 2008 Incentive Stock Plan, pursuant to which 2,000,000 shares were reserved for issuance. As of June 30, 2010, 50,000 shares were reserved for issuance pursuant to outstanding grants and 1,950,000 shares were available for future grant. Additionally, the Company previously had a qualified stock plan, the 1997 Stock Option Plan, which expired in 2007, pursuant to which 875,000 shares were reserved for issuance. As of June 30, 2010, 235,000 shares were reserved for issuance pursuant to outstanding grants and no shares were available for future grant as the plan has expired. The 2008 Incentive Stock Plan and the 1997 Stock Option Plan, referred to herein as the Plans, and the shares issuable there under, are both registered on Form S-8 with the Securities and Exchange Commission. The Plans provide for the grant of options and other equity based awards to employees, directors and consultants of the Company and is administered by the Company’s Board of Directors.

Warrants
On January 24, 2008, the Company retained Pfeiffer High Investor Relations, Inc. (“PHIR”) to develop and implement a comprehensive investor relations program. In addition, the Company granted to PHIR principals, John Pfeiffer and Geoff High, a total of 20,000 warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $1.80. The warrants vest one-third on the date of the agreement, one-third at the six-month anniversary and one-third at 12-month anniversary. In the event of termination of the agreement, warrants will vest on a pro-rata basis for the period in which the agreement was in effect. All warrants have a four-year term, have cashless exercise provisions and piggyback registration rights. The warrants were determined to have a value of $26,750 based upon the Black-Scholes option-pricing model. As of June 30, 2010, all of the warrants were fully vested. The warrants have a remaining life of 1.5 years.
Note 3 — Related Party Transactions
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company, Messrs, Larson and Sipple, for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% that has been recorded as notes receivable related party and includes $176,367 of accrued interest at June 30, 2010. The Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. During the year ended March 31, 2003, the Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. The accumulated interest and outstanding principal were due upon maturity in August 2007. As of June 30, 2010, the note due from Mr. Larson has not yet been paid and the outstanding principal and interest due is $376,367 as reflected in the Company’s financial statements as “Notes receivable — related party.”
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
Note 5 — Commitments
Line of Credit
In January 2010, the Company paid in full the balance associated with a previous line of credit with American National Bank.
Notes Payable
On February 20, 2007, the Company entered into a commercial loan agreement with American National Bank. Under the loan agreement, the Company received proceeds of $1,500,000 from the bank pursuant to a promissory note. The terms of the note include a fixed interest rate of 7.75% for five years with monthly payments of approximately $11,500. A single “balloon payment” of the entire unpaid balance of principal and interest will be due on February 12, 2012. Under the loan agreement, the Company granted the bank security interests in the leases and rents on the property in Eldorado Springs, Colorado as well as a deed of trust for the same property in Eldorado Springs, Colorado. The balance as of June 30, 2010 was approximately $1,426,000.

On October 11, 2007, the Company entered into a commercial loan agreement with American National Bank. Under the loan agreement, the Company received proceeds of $3,000,000 from the bank pursuant to a promissory note. The terms of the note include a fixed interest rate of 7.5% for five years with monthly payments of approximately $22,300. A single “balloon payment” of the entire unpaid balance of principal and interest will be due on October 11, 2012. Under the loan agreement, the Company granted the bank security interests in the leases and rents on the property in Louisville, Colorado as well as a deed of trust for the same property in Louisville, Colorado. The balance as of June 30, 2010 was approximately $2,877,000.
Renewable Energy Service Agreement
On June 11, 2009, the Company entered into a twenty year renewable energy service agreement with Eldorado Springs Solar, LLC to design, install, own, operate and maintain a solar electricity generating system at our property in Louisville, Colorado. The Company will purchase all of the solar electricity generated by the system which will provide approximately 50% of the electricity needs at the facility in Louisville, Colorado. The agreement provides a guaranteed energy rate schedule for 10 years with a reset rate in year eleven for the electric cost. If the Company was to terminate the agreement the Company would be required to pay a termination penalty. As of June 30, 2010, this penalty would be approximately $400,000. The Company also has the option to purchase and take title to the system starting in year 11. For the three months ended June 30, 2010, the Company expensed approximately $2,900 in utility costs under this agreement.
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
Results of Operations
Performance Overview — Recent Trends
Revenues for the three months ended June 30, 2010 increased 1.3% to $2,285,175 from $2,255,590 for the same period ended June 30, 2009. The increase in revenues was mainly generated by an increase in the overall revenues for the larger sized PET products and the 1 gallon branded products. Certain trends have been noticed in consumer buying that indicates that customers are choosing larger, more economical packaging over the smaller size PET products.
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
The Company continues to look for ways to decrease costs and improve overall efficiencies. The Company has been aggressively working to offset some of the decrease in overall units by actively marketing and promoting the products to new and existing accounts.
The Company believes that we are in a position to grow the business as the economy recovers in the markets we presently service by offering additional products and utilizing advertising and promotional budgets for promoting the products. We will continue to pursue additional business in new and emerging markets. In addition, we continue to look for ways to decrease operating costs in order to achieve profitability in the future.
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Revenues
Sales for the three months ended June 30, 2010 were $2,285,175 compared to $2,255,590 for the same period ended June 30, 2009, an increase of 1.3%.
Sales of the products used in the delivery to homes and offices, which include 5 and 3 gallons bottles as well as the dispenser units, were 52.3% of sales and decreased from $1,272,800 for the three months ended June 30, 2009 to $1,196,170 for the three months ended June 30, 2010, a decrease of $76,630 or 6%. Total units of 5 and 3 gallon products decreased 4.4% from the three months ended June 30, 2009 to the three months ended June 30, 2010, while the average selling price decreased by approximately 4.3%.

Sales generated from the filter division increased from $32,685 for the three months ended June 30, 2009 to $39,456 for the three months ended June 30, 2010, an increase of 20.7%. Consumers are looking for ways to decrease expenses and are substituting filtrations units for the 5 and 3 gallon products. The Company also sells coffee and coffee equipment from our existing route vehicles. Coffee and coffee equipment for service from our existing route vehicles increased from $35,807 for the three months ended June 30, 2009 to $37,327 for the three months ended June 30, 2010.
In July 2008, the Company began shipments of a private label purified drinking water to the largest retailer in the country. The Company is one of the suppliers for their distribution center in Colorado that services approximately 90 locations. For the three months ended June 30, 2010, revenues for the purified drinking water were approximately $199,044 compared to approximately $204,000 for the same period ended June 30, 2009. The Company expects to continue to provide private label purified drinking water for this retailer in the future.
In the second quarter of the fiscal year ended March 31, 2008, the Company began introducing an Organic Vitamin Charged Spring Water for distribution off of existing route vehicles as well as through major distributors. The product is now available throughout Colorado and in portions of surrounding states and through distributors along the west coast. The line of Organic Vitamin Charged Spring Water is available Vitamin Cottage, Kroger’s (King Soopers and City Markets) and Whole Foods Markets in the Midwest area. Additionally, the product is available to more than 2,000 other retail outlets, convenience stores and on-premise locations serviced by UNFI, US Food Service and KeHE Distributors. Gross revenues for the Organic Vitamin Charged Spring Water were $86,567 for the three months ended June 30, 2010 compared to $77,159 for the three months ended June 30, 2009, an increase of 12.2%. The Company is offering purchasing incentives to the retail buyers including discounts and buy one get one offers, as well as supporting in store sampling. In the stores in which the Company has been able to utilize sampling, sales figures show increased market acceptance by the increased ordering schedule for additional products.
Sales of the Company’s branded PET products (.5 liter to 1.5 liter sizes), increased from $356,648 for the three months ended June 30, 2009 to $369,369 for the three months ended June 30, 2010, an increase of 3.6%. Sales of the Company’s branded PET products represented 15.8% of sales for the three months ended June 30, 2009 and 16.2% of sales for the three months ended June 30, 2010. Sales for the private label PET products decreased from $59,325 for the three months ended June 30, 2009 to $56,946 for the three months ended June 30, 2010, a decrease of 4% compared to the same period ended June 30, 2009. The Company offers a private label PET product to customers who choose to use their own labels on the Company’s spring water packaging and utilize the product in their marketing campaigns. The Company is able to offer the private label packaging at a higher average selling price for the custom labeling than the Company’s branded PET products. The average selling price for the private label PET products is about 28% higher than the Company’s branded PET products.
Sales of the Company’s branded gallon size products increased from $209,585 for the three months ended June 30, 2009 compared to $263,743 for the three months ended June 30, 2010, an increase of 25.0%. The Company’s branded gallon size products were 11.5% of sales for the three months ended June 30, 2010 compared 9.2% the three months ended June 30, 2009. The total unit volume for the one gallon products has increased 27.5% for the three months ended June 30, 2010 compared to the same period ended June 30, 2009. The Company added new distribution for the gallon size products through the local distribution center for one of the larger club stores in the area.

Gross Profit/Cost of Goods Sold
Cost of goods sold for the three months ended June 30, 2010 was $644,306, or 28.2% of sales, compared to $567,002 or 25.1% of sales for the same period ended June 30, 2009. The increase in the cost of goods sold is due to the change in the product mix of goods being sold compared to the previous year, with a higher percentage of products being sold that have a higher cost of goods sold as a percent of sales. Gross profit was $1,640,869 or 71.8% of sales for the three months ended June 30, 2010 compared to $1,688,588 or 74.9% of sales for the three months ended June 30, 2009. Overall, gross profit decreased 2.8% for the three months ended June 30, 2010.
Operating Expenses
Total operating expenses decreased to $1,628,258 for the three months ended June 30, 2010 from $1,725,115 for the same period ended June 30, 2009, a decrease of $96,857 or 5.6%.
Salaries and related expenses decreased to $817,502 for the three months ended June 30, 2010, or 35.8% of sales, from $878,633 for the three months ended June 30, 2009, or 39% of sales. The Company has been able to decrease wages for sales staff by utilizing outside brokers for the packaged good sales. Additionally, the Company has not had to augment water usage by hauling additional water resulting in lower wages. The Company has maintained a stable workforce and continues to compensate accordingly.
Administrative and general expenses increased from $424,850 for the three months ended June 30, 2009 to $442,875 for the three months ended June 30, 2010, an increase of 4.2%. The Company saw the largest increase in administrative and general expenses as a result of increased costs for repairs and maintenance at the facilities in Eldorado Springs and in Louisville.
Delivery expenses decreased from $192,688 for the three months ended June 30, 2009 to $183,029 for the three months ended June 30, 2010, a decrease of 5%. This decrease was mainly driven by a decrease in the number of leased delivery vehicles which also decreased the cost for insurance and fuel.
Advertising and promotion expenses decreased 36.1% to $65,204, or 2.9% of sales for the three months ended June 30, 2010 compared to $102,083, or 4.5% of sales for the same period ended June 30, 2009. The decrease in advertising and promotion expenses for the three months ended June 30, 2010 is due to the decrease in the number of large sales events that the Company participated in for the current year. The Company chose to participate in fewer large events that weren’t as profitable.
Depreciation and amortization decreased 5.7% to $119,648 or 5.2% of sales for the three months ended June 30, 2010, as compared to $126,861 or 5.6% of sales for the three months ended June 30, 2009.
Interest, Taxes, Other Income and Other Expenses
For the three months ended June 30, 2010, interest income increased 6.8% to $6,970 as compared to $6,527 for the same period ended June 30, 2009.
Interest expense for the three months ended June 30, 2010 decreased 13.3% to $81,923 as compared to $94,494 for the same period ended June 30, 2009.

For the three months ended June 30, 2010, the Company recorded income tax benefit of $21,300 against our pretax book loss of $62,342 compared to a tax benefit of $42,000 against our pretax book loss of $124,494 for the three months ended June 30, 2009.
The Company had a net loss after taxes of $41,042 for the three months ended June 30, 2010 compared to a net loss after taxes of $82,494 for the three months ended June 30, 2009.
Liquidity and Capital Resources
Trade accounts receivable at June 30, 2010 was 18.5% more than that at March 31, 2010. This resulted from the increase in revenues for the three months ended June 30, 2010 as well as higher revenues for the month of June 2010 as compared to June 2009. Day’s sales outstanding was approximately 40 days at June 30, 2010 and 37 days at March 31, 2010. The increase in the day’s sales outstanding can be attributed to the general economic conditions that the region is experiencing at this time resulting in a slight delay in payments.
Cash flows from operating activities had a net inflow of $104,263 for the three months ended June 30, 2010. The cash provided by operating activities represents a decrease of $200,466 from the three months ended June 30, 2009. The change in operating activities resulted from the change in accounts payable, accounts receivable, accrued expenses and income taxes. The Company anticipates that cash flow from operations will be available to fund existing obligations for expected cash requirements over the next year and thereafter.
Cash flows from investing activities resulted in a net outflow of $69,813 for the three months ended June 30, 2010. This total represents cash expenditures on equipment for electric water coolers, filtration equipment and coffee dispensing equipment that are rented to existing delivery customers.
Cash flows from financing activities resulted in a net outflow of $51,523 for the three months ended June 30, 2010. The Company made cash payments on long-term debt obligations of $51,523.
The Company’s cash balance at June 30, 2010 decreased to $48,231 by a net amount of $17,073 from $65,304 at March 31, 2010.
As of June 30, 2010, the Company did not have a line of credit. In January 2010, the Company paid in full the balance associated with a previous line of credit with American National Bank. The Company is pursuing the possibility of renegotiating the terms of the current debt or acquiring new debt to replace the notes payable to American National Bank. The notes are subject to certain restrictive covenants which the Company will negotiate with any new notes.
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company, Messrs. Larson and Sipple, for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% that has been recorded as notes receivable related party and includes $176,367 of accrued interest at June 30, 2010. The Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. During the year ended March 31, 2003, the Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. The accumulated interest and outstanding principal were due upon maturity in August 2007. As of June 30, 2010, the note due from Mr. Larson has not yet been paid and the outstanding principal and interest due is $376,367 as reflected in the Company’s financial statements as “Notes receivable — related party.”

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
Changes In Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, in the future we intend to obtain the assistance of experienced financial personnel to enhance our financial reporting capabilities.

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

ELDORADO ARTESIAN SPRINGS, INC.
Date: August 12, 2010	By:	/s/ Douglas A. Larson
Douglas A. Larson
President (Principal Executive Officer)

Date: August 12, 2010	By:	/s/ Cathleen Shoenfeld
Cathleen Shoenfeld
Chief Financial Officer (Principal Financial Officer)

ELDORADO ARTESIAN SPRINGS, INC.
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2010
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