Form 10-Q
period 2010-09-30
ELDORADO ARTESIAN SPRINGS INC
filed 2010-11-15
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On November 12, 2010, there were 6,536,091 shares of the registrant’s common stock, $.001 par value, outstanding.

ELDORADO ARTESIAN SPRINGS, INC.
FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS
ELDORADO ARTESIAN SPRINGS, INC.
Balance Sheets

	September 30,	March 31,
	2010	2010
	(Unaudited)
Assets
Current assets
Cash	$38,045	$65,304
Accounts receivable — trade, net of $80,000 allowance	1,041,090	853,914
Inventories	547,959	391,410
Prepaid expenses and other	87,421	136,396
Deferred tax asset	29,648	29,648

Total current assets	1,744,163	1,476,672

Non-current assets
Property, plant and equipment — net	4,045,258	4,149,154
Notes receivable — related party	383,468	369,397
Investments	361,196	361,196
Water rights	71,675	71,675
Deposits	118,020	118,020
Deferred tax asset — long term	109,966	101,466
Other — net	31,601	34,346

Total non-current assets	5,121,184	5,205,254

Total assets	$6,865,347	$6,681,926

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$765,191	$570,584
Accrued expenses	354,643	283,145
Customer deposits	86,872	73,423
Current portion of capital lease obligations	79,715	121,634
Current portion of long-term debt	68,842	68,842

Total current liabilities	1,355,263	1,117,628

Non-current liabilities
Capital lease obligations, less current portion	—	17,910
Long-term debt, less current portion	4,221,651	4,256,953
Deferred gain on the sale of real estate	178,822	178,822

Total non-current liabilities	4,400,473	4,453,685

Total liabilities	5,755,736	5,571,313

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,536,091 (September and March 2010) issued and outstanding	6,536	6,536
Additional paid-in capital	1,784,678	1,768,598
Accumulated deficit	(681,603)	(664,521)

Total stockholders’ equity	1,109,611	1,110,613

Total liabilities and stockholders’ equity	$6,865,347	$6,681,926

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue
Water and related	$2,378,276	$2,291,005	$4,627,968	$4,517,474
Resort operations	97,075	66,731	132,558	95,852

Net revenue	2,475,351	2,357,736	4,760,526	4,613,326

Cost of goods sold	602,957	629,010	1,247,263	1,196,012

Gross profit	1,872,394	1,728,726	3,513,263	3,417,314

Operating expenses
Salaries and related	912,000	902,475	1,729,502	1,781,108
Administrative and general	416,741	460,127	859,616	884,977
Delivery	212,798	191,616	395,827	384,304
Advertising and promotions	95,605	114,119	160,809	216,202
Depreciation and amortization	115,028	125,157	234,676	252,018

	1,752,172	1,793,494	3,380,430	3,518,609

Operating income (loss)	120,222	(64,768)	132,833	(101,295)

Other income (expense)
Interest income	7,101	6,651	14,071	13,178
Interest expense	(90,563)	(93,403)	(172,486)	(187,897)

	(83,462)	(86,752)	(158,415)	(174,719)

Net income (loss) before provision for income taxes	36,760	(151,520)	(25,582)	(276,014)

Income tax (expense) benefit	(12,800)	51,500	8,500	93,500

Net income (loss)	$23,960	$(100,020)	$(17,082)	$(182,514)

Basic and dilutive income (loss) per common share	$0.00	$(0.02)	$0.00	$(0.03)

Weighted average number of common shares outstanding — basic and dilutive	6,536,091	6,536,091	6,536,091	6,536,091

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Cash Flows

	Six Months Ended
	September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(17,082)	$(182,514)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	234,676	252,018
Deferred income tax benefit	(8,500)	(93,500)
Stock based compensation	16,080	16,080
Accrued interest on related party note receivable	(14,071)	(13,056)

Changes in certain assets and liabilities
Accounts receivable	(187,176)	(6,958)
Inventories	(156,549)	(32,148)
Prepaid expenses and other	48,975	81,946
Deposits	—	(5,200)
Accounts payable	194,607	263,846
Accrued expenses	71,498	(55,922)
Income tax receivable	—	66,405
Customer deposits	13,449	16,324

Net cash provided by operating activities	195,907	307,321

Cash flows from investing activities
Purchases of property and equipment	(128,035)	(143,798)

Net cash flows used in investing activities	(128,035)	(143,798)

Cash flows from financing activities
Payments on long-term obligations	(95,131)	(201,414)

Net cash flows used in financing activities	(95,131)	(201,414)

Net decrease in cash	(27,259)	(37,891)

Cash — beginning of period	65,304	347,148

Cash — end of period	$38,045	$309,257

Supplemental disclosures of cash flow information:
Cash paid for interest for the six months ended September 30, 2010 and September 30, 2009 was $172,486 and $187,897, respectively.
Cash paid for income taxes for the six months ended September 30, 2010 and September 30, 2009 was $0.
See notes to the financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Notes to Unaudited Financial Statements
Note 1 — Summary of Significant Accounting Policies
Interim Unaudited Financial Statements
The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the six months ended September 30, 2010 and 2009 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally made in the registrant’s annual report on Form 10-K. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-K for the year ended March 31, 2010.
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
Note 2 — Stockholders’ Equity
Stock Option Plans
The Company has a qualified stock plan, the 2008 Incentive Stock Plan, pursuant to which 2,000,000 shares were reserved for issuance. As of September 30, 2010, 50,000 shares were reserved for issuance pursuant to outstanding grants and 1,950,000 shares were available for future grant. Additionally, the Company previously had a qualified stock plan, the 1997 Stock Option Plan, which expired in 2007, pursuant to which 875,000 shares were reserved for issuance. As of September 30, 2010, 233,000 shares were reserved for issuance pursuant to outstanding grants and no shares were available for future grant as the plan has expired. The 2008 Incentive Stock Plan and the 1997 Stock Option Plan, referred to herein as the Plans, and the shares issuable there under, are both registered on Form S-8 with the Securities and Exchange Commission. The Plans provide for the grant of options and other equity based awards to employees, directors and consultants of the Company and is administered by the Company’s Board of Directors.

Warrants
On January 24, 2008, the Company retained Pfeiffer High Investor Relations, Inc. (“PHIR”) to develop and implement a comprehensive investor relations program. In addition, the Company granted to PHIR principals, John Pfeiffer and Geoff High, a total of 20,000 warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $1.80. All warrants have a four-year term, have cashless exercise provisions and piggyback registration rights. The warrants were determined to have a value of $26,750 based upon the Black-Scholes option-pricing model. As of September 30, 2010, all of the warrants were fully vested. The warrants have a remaining life of 1.25 years.
Note 3 — Related Party Transactions
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company, Messrs, Larson and Sipple, for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% that has been recorded as notes receivable related party and includes $183,468 of accrued interest at September 30, 2010. The Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. During the year ended March 31, 2003, the Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. The accumulated interest and outstanding principal were due upon maturity in August 2007. As of September 30, 2010, the note due from Mr. Larson has not yet been paid and the outstanding principal and interest due is $383,468 as reflected in the Company’s financial statements as “Notes receivable — related party.”
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
On September 30, 2010, the Company entered into a Water Lease Agreement with Denver Wells, LLC, for the right to 50 acre feet of non-tributary ground water. The term of the lease is for 13 months, commencing October 1, 2010 and continuing through October 31, 2011. The lease may be extended upon mutual written agreement of the parties executed prior to the expiration of the lease. The cost of the lease is $39,000 for 50 acre feet, to be paid at the rate of $3,000 per month on the first of each month of the lease term. The first payment was made on October 5, 2010.
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
Note 5 — Commitments
Notes Payable
On February 20, 2007, the Company entered into a commercial loan agreement with American National Bank. Under the loan agreement, the Company received proceeds of $1,500,000 from the bank pursuant to a promissory note. The terms of the note include a fixed interest rate of 7.75% for five years with monthly payments of approximately $11,500. A single “balloon payment” of the entire unpaid balance of principal and interest will be due on February 12, 2012. Under the loan agreement, the Company granted the bank security interests in the leases and rents on the property in Eldorado Springs, Colorado as well as a deed of trust for the same property in Eldorado Springs, Colorado. The balance as of September 30, 2010 was approximately $1,420,000.
On October 11, 2007, the Company entered into a commercial loan agreement with American National Bank. Under the loan agreement, the Company received proceeds of $3,000,000 from the bank pursuant to a promissory note. The terms of the note include a fixed interest rate of 7.5% for five years with monthly payments of approximately $22,300. A single “balloon payment” of the entire unpaid balance of principal and interest will be due on October 11, 2012. Under the loan agreement, the Company granted the bank security interests in the leases and rents on the property in Louisville, Colorado as well as a deed of trust for the same property in Louisville, Colorado. The balance as of September 30, 2010 was approximately $2,870,000.

Renewable Energy Service Agreement
On June 11, 2009, the Company entered into a twenty year renewable energy service agreement with Eldorado Springs Solar, LLC to design, install, own, operate and maintain a solar electricity generating system at our property in Louisville, Colorado. The Company will purchase all of the solar electricity generated by the system which will provide approximately 50% of the electricity needs at the facility in Louisville, Colorado. The agreement provides a guaranteed energy rate schedule for 10 years with a reset rate in year eleven for the electric cost. If the Company was to terminate the agreement the Company would be required to pay a termination penalty. As of September 30, 2010, this penalty would be approximately $400,000. The Company also has the option to purchase and take title to the system starting in year 11.

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

Results of Operations
Performance Overview — Recent Trends
Revenues for the six months ended September 30, 2010 increased 3.2% to $4,760,526 from $4,613,326 for the same period ended September 30, 2009. The increase in revenues was mainly generated by an increase in the overall revenues for the larger sized PET products and the 1 gallon branded products. Certain trends have been noticed in consumer buying that indicates that customers are choosing larger, more economical packaging over the smaller size PET products. The Company’s Organic Vitamin Charged Spring Water also generated an increase in revenues compared to the previous year. Additionally, a warmer than average summer season resulted in an increase in revenues for the resort.
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
Three and Six Months Ended September 30, 2010 Compared to Three and Six Months Ended September 30, 2009
Revenues
Sales for the six months ended September 30, 2010 were $4,760,526 compared to $4,613,326 for the same period ended September 30, 2009, an increase of 3.2%. Sales for the three months ended September 30, 2010 were $2,475,351 compared to $2,357,736 for the same period ended September 30, 2009, an increase of 5.0%. The increase in revenues was a result of warmer than normal weather in the area during the summer months.
Sales of the products used in the delivery to homes and offices, which include 5 and 3 gallons bottles as well as the dispenser units, were 51.9% of sales and decreased from $2,528,179 for the six months ended September 30, 2009 to $2,475,447 for the six months ended September 30, 2010, a decrease of $52,732 or 2%. Total units of 5 and 3 gallon products decreased slightly for the same for the six months ended September 30, 2010 and 2009, while the average selling price increased by 1.4%. The Company has increased the number of accounts for the home and office delivery primarily in the smaller accounts that have a higher average selling price.
Sales generated from the filter division increased from $66,946 for the six months ended September 30, 2009 to $80,249 for the six months ended September 30, 2010, an increase of 19.8%. Consumers are looking for ways to decrease expenses and are substituting filtrations units for the 5 and 3 gallon products. The Company also sells coffee and coffee equipment from our existing route vehicles. Coffee and coffee equipment for service from our existing route vehicles decreased slightly from $72,002 for the six months ended September 30, 2009 to $69,519 for the six months ended September 30, 2010. The Company has experienced more competition in the coffee business from other companies offering similar products.
In July 2008, the Company began shipments of a private label purified drinking water to the largest retailer in the country. The Company is one of the suppliers for their distribution center in Colorado that services approximately 90 locations. For the six months ended September 30, 2010, revenues for the purified drinking water were approximately $425,326 compared to $420,942 for the same period ended September 30, 2009. The Company expects to continue to provide private label purified drinking water for this retailer in the future.

In the second quarter of the fiscal year ended March 31, 2008, the Company began introducing an Organic Vitamin Charged Spring Water for distribution off of existing route vehicles as well as through major distributors. The product is now available throughout Colorado and in portions of surrounding states and through distributors along the west coast. The line of Organic Vitamin Charged Spring Water is available Vitamin Cottage, Kroger’s (King Soopers and City Markets) and Whole Foods Markets in the Midwest area. Additionally, the product is available to more than 2,000 other retail outlets, convenience stores and on-premise locations serviced by UNFI, US Food Service and KeHE Distributors. Gross revenues for the Organic Vitamin Charged Spring Water were $192,116 for the six months ended September 30, 2010 compared to $145,767 for the six months ended September 30, 2009, an increase of 31.8%. The Company was able to sell on a regional basis in about 10 local Costco Warehouse stores during the summer which contributed to the increase in overall revenues.
Sales of the Company’s branded PET products (.5 liter to 1.5 liter sizes), decreased slightly from $739,575 for the six months ended September 30, 2009 to $726,173 for the six months ended September 30, 2010, a decrease of 1.8%. Sales of the Company’s branded PET products represented 16% of sales for the six months ended September 30, 2009 and 15.3% of sales for the six months ended September 30, 2010. Sales for the private label PET products increased from $116,944 for the six months ended September 30, 2009 to $120,571 for the six months ended September 30, 2010, an increase of 3.1% compared to the same period ended September 30, 2009. The Company offers a private label PET product to customers who choose to use their own labels on the Company’s spring water packaging and utilize the product in their marketing campaigns. The Company is able to offer the private label packaging at a higher average selling price for the custom labeling than the Company’s branded PET products. The average selling price for the private label PET products is about 24% higher than the Company’s branded PET products.
Sales of the Company’s branded gallon size products increased from $460,906 for the six months ended September 30, 2009 compared to $544,714 for the six months ended September 30, 2010, an increase of 18.2%. The Company’s branded gallon size products were 11.4% of sales for the three months ended September 30, 2010 compared 9.9% the three months ended September 30, 2009. The total unit volume for the one gallon products has increased 11.7% for the six months ended September 30, 2010 compared to the same period ended September 30, 2009. The Company added new distribution for the gallon size products through the local distribution center for one of the larger club stores in the area.
Gross Profit/Cost of Goods Sold
Cost of goods sold for the six months ended September 30, 2010 was $1,247,264, or 26.2% of sales, compared to $1,196,012 or 25.9% of sales for the same period ended September 30, 2009. Gross profit was $3,513,263 or 73.8% of sales for the six months ended September 30, 2010 compared to $3,417,314 or 74.1% of sales for the six months ended September 30, 2009. Overall, gross profit increased 2.8% for the six months ended September 30, 2010. Cost of goods sold for the three months ended September 30, 2010 was $602,958 or 24.4% of sales, compared to $629,010 or 26.7% of sales for the same period ended September 30, 2009. The fluctuation in the cost of goods sold between period is due to an issue with the quality of the 5 gallon bottles used for the home and office accounts. The Company has purchased a number of bottles that have experienced a shorter life span than what is historically expected. For that reason, the Company had to expense an unusually higher amount of cost of goods for the five gallon revenue during the first three months ended June 30, 2010. During the three months ended September 30, 2010 the Company rejected the poor quality 5 gallon bottles and has contested the amounts that were billed to the Company. The Company was billed approximately $98,000 for additional shipments of 5 gallon bottles. However, the Company has not accrued the liability nor have they included the cost in inventory or cost of goods sold. The Company has calculated that they have additional expenses equal to the additional shipments. The Company is working with the supplier to correct this problem going forward and expects to have some resolution by the end of the fiscal year. The Company was also experiencing a separate quality issue with a different type of 5 gallon bottle from a different supplier, which primarily related to discoloration of the bottles. Due to the discoloration, the Company discontinued the use of these bottles and expensed the cost of these bottles during the three month ended September 30, 2010. The Company reversed the expense of approximately $21,000 during the same quarter after recognizing that the discoloration did not impact the quality of the bottles and therefore these bottles were re-introduced into the inventory stream.

Operating Expenses
Total operating expenses decreased to $3,380,430 for the six months ended September 30, 2010 from $3,518,609 for the same period ended September 30, 2009, a decrease of $138,179 or 3.9%. Total operating expenses decreased to $1,752,172 for the three months ended September 30, 2010 from $1,793,494 for the same period ended September 30, 2009, a decrease of $41,322 or 2.3%.
Salaries and related expenses decreased to $1,729,502 for the six months ended September 30, 2010, or 36.3% of sales, from $1,781,108 for the six months ended September 30, 2009, or 38.6% of sales. Salaries and related expenses increased to $912,000 for the three months ended September 30, 2010, or 36.8% of sales, from $902,475 for the three months ended September 30, 2009, or 38.3% of sales. The Company has been able to decrease salaries and related expenses through consolidation of existing routes and through reorganization of certain positions. The Company has maintained a stable workforce and continues to compensate accordingly.
Administrative and general expenses decreased from $884,977 for the six months ended September 30, 2009 to $859,616 for the six months ended September 30, 2010, a decrease of 2.9%. Administrative and general expenses decreased from $460,127 for the three months ended September 30, 2009 to $416,741 for the three months ended September 30, 2010, a decrease of 9.4%. The Company has seen a decrease in bad debt expense for the six months ended September 30, 2010 compared to the same period ended September 30, 2009 and attributes that to a slight improvement in the general economic conditions as compared to the previous year.
Delivery expenses increased from $384,304 for the six months ended September 30, 2009 to $395,827 for the six months ended September 30, 2010, an increase of 3%. Delivery expenses increased from $191,616 for the three months ended September 30, 2009 to $212,798 for the three months ended September 30, 2010, an increase of 11.1%. The increase in delivery expenses was due to an increase in fuel cost and truck maintenance for the delivery vehicles.
Advertising and promotion expenses decreased 25.6% to $160,809, or 3.4% of sales for the six months ended September 30, 2010 compared to $216,202, or 4.7% of sales for the same period ended September 30, 2009. Advertising and promotion expenses decreased 16.2% to $95,605, or 3.9% of sales for the three months ended September 30, 2010 compared to $114,119, or 4.8% of sales for the same period ended September 30, 2009. The decrease in advertising and promotion expenses for the six months ended September 30, 2010 is due to the decrease in the number of large sales events that the Company participated in for the current year. The Company chose to participate in fewer large events that weren’t as profitable. In lieu of the events, the Company chose to invest in an outside sales staff to solicit to new home and office delivery accounts.
Depreciation and amortization decreased 6.9% to $234,676 or 4.9% of sales for the six months ended September 30, 2010, as compared to $252,018 or 5.5% of sales for the six months ended September 30, 2009. Depreciation and amortization decreased 8.1% to $115,028 or 4.6% of sales for the three months ended September 30, 2010, as compared to $125,157 or 5.3% of sales for the three months ended September 30, 2009.

Interest, Taxes, Other Income and Other Expenses
For the six months ended September 30, 2010, interest income increased 6.8% to $14,071 as compared to $13,178 for the same period ended September 30, 2009. For the three months ended September 30, 2010, interest income increased 6.8% to $7,101 as compared to $6,651 for the same period ended September 30, 2009.
Interest expense for the six months ended September 30, 2010 decreased 8.2% to $172,486 as compared to $187,897 for the same period ended September 30, 2009. Interest expense for the three months ended September 30, 2010 decreased 3% to $90,563 as compared to $93,403 for the same period ended September 30, 2009. The decrease in interest expense is due to the lower outstanding debt during the second quarter ended September 2010 as compare to the same quarter ended September 2009.
For the six months ended September 30, 2010, the Company recorded income tax benefit of $8,500 against our pretax book loss of $25,583 compared to a tax expense of $93,500 against our pretax book loss of $276,014 for the six months ended September 30, 2009. For the three months ended September 30, 2010, the Company recorded income tax expense of $12,800 against our pretax book income of $36,759 compared to a tax expense benefit of $51,500 against our pretax book loss of $151,520 for the three months ended September 30, 2009.
The Company had a net loss after taxes of $17,082 for the six months ended September 30, 2010 compared to a net loss after taxes of $182,514 for the six months ended September 30, 2009. The Company had a net gain after taxes of $23,960 for the three months ended September 30, 2010 compared to a net loss after taxes of $100,020 for the three months ended September 30, 2009.
Liquidity and Capital Resources
Trade accounts receivable at September 30, 2010 was 22% more than that at March 31, 2010. This resulted from the increase in revenues for the six months ended September 30, 2010. Day’s sales outstanding was approximately 40 days at September 30, 2010 and 37 days at March 31, 2010. The increase in the day’s sales outstanding can be attributed to the general economic conditions that the region is experiencing at this time resulting in a slight delay in payments.
Cash flows from operating activities had a net inflow of $195,907 for the six months ended September 30, 2010. The cash provided by operating activities represents a decrease of $111,414 from the six months ended September 30, 2009. The change in operating activities resulted from the change in accounts payable, accounts receivable and inventory.
Cash flows from investing activities resulted in a net outflow of $128,035 for the six months ended September 30, 2010. This total represents cash expenditures on equipment for electric water coolers, filtration equipment and coffee dispensing equipment that are rented to existing delivery customers.
Cash flows from financing activities resulted in a net outflow of $95,131 for the six months ended September 30, 2010.
The Company’s cash balance at September 30, 2010 decreased to $38,045 by a net amount of $27,259 from $65,304 at March 31, 2010.

As of September 30, 2010, the Company did not have a line of credit. In January 2010, the Company paid in full the balance associated with a previous line of credit with American National Bank. The two outstanding loan agreements with American National Bank mature in February and October 2012 at which time there will be significant balloon payments. It is also noted that one of the notes will become current during the quarter ended March 31, 2011, which will cause the Company to be out of compliance with their financial covenants with American National Bank. As the Company does not anticipate that cash flows from operations will be enough to pay the balloon payments or comply with the financial covenants, the Company is currently pursuing the possibility of renegotiating the terms of the current debt or acquiring new debt to replace the outstanding loans with American National Bank.
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company, Messrs. Larson and Sipple, for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% that has been recorded as notes receivable related party and includes $183,468 of accrued interest at September 30, 2010. The Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. During the year ended March 31, 2003, the Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. The accumulated interest and outstanding principal were due upon maturity in August 2007. As of September 30, 2010, the note due from Mr. Larson has not yet been paid and the outstanding principal and interest due is $383,468 as reflected in the Company’s financial statements as “Notes receivable — related party.”
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
Changes In Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, in the future we intend to obtain the assistance of experienced financial personnel to enhance our financial reporting capabilities.

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

ELDORADO ARTESIAN SPRINGS, INC.
Date: November 15, 2010	By:	/s/ Douglas A. Larson
Douglas A. Larson
President (Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Cathleen Shoenfeld
Cathleen Shoenfeld
Chief Financial Officer (Principal Financial Officer)

ELDORADO ARTESIAN SPRINGS, INC.
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2010
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