Form 10-Q
period 2010-12-31
ELDORADO ARTESIAN SPRINGS INC
filed 2011-02-14
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On February 11, 2011 there were 6,536,091 shares of the registrant’s common stock, $.001 par value, outstanding.

ELDORADO ARTESIAN SPRINGS, INC.
FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS
ELDORADO ARTESIAN SPRINGS, INC.
Balance Sheets

	December 31,	March 31,
	2010	2010
	(Unaudited)
Assets
Current assets
Cash	$48,105	$65,304
Accounts receivable — trade, net of $80,000 allowance	950,161	853,914
Inventories	406,020	391,410
Prepaid expenses and other	57,300	136,396
Deferred tax asset	29,648	29,648

Total current assets	1,491,234	1,476,672

Non-current assets
Property, plant and equipment — net	4,019,129	4,149,154
Notes receivable — related party	390,704	369,397
Investments	361,196	361,196
Water rights	71,675	71,675
Deposits	118,020	118,020
Deferred tax asset — long term	123,066	101,466
Other — net	52,328	34,346

Total non-current assets	5,136,118	5,205,254

Total assets	$6,627,352	$6,681,926

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$427,056	$570,584
Accrued expenses	332,467	283,145
Customer deposits	85,113	73,423
Line of credit	105,000	—
Current portion of capital lease obligations	74,549	121,634
Current portion of long-term debt	68,842	68,842

Total current liabilities	1,093,027	1,117,628

Non-current liabilities
Capital lease obligations, less current portion	46,982	17,910
Long-term debt, less current portion	4,202,289	4,256,953
Deferred gain on the sale of real estate	178,822	178,822

Total non-current liabilities	4,428,093	4,453,685

Total liabilities	5,521,120	5,571,313

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,536,091 (December and March 2010) issued and outstanding	6,536	6,536
Additional paid-in capital	1,806,337	1,768,598
Accumulated deficit	(706,641)	(664,521)

Total stockholders’ equity	1,106,232	1,110,613

Total liabilities and stockholders’ equity	$6,627,352	$6,681,926

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenue
Water and related	$2,009,753	$1,917,200	$6,637,721	$6,434,674
Resort operations	3,000	—	135,558	95,852

Net revenue	2,012,753	1,917,200	6,773,279	6,530,526

Cost of goods sold	512,748	435,420	1,760,012	1,631,432

Gross profit	1,500,005	1,481,780	5,013,267	4,899,094

Operating expenses
Salaries and related	759,407	739,517	2,488,909	2,520,625
Administrative and general	357,076	371,732	1,216,692	1,254,729
Delivery	178,931	186,855	574,758	571,159
Advertising and promotions	45,512	62,602	206,321	278,804
Depreciation and amortization	115,375	123,886	350,051	375,904

	1,456,301	1,484,592	4,836,731	5,001,221

Operating income (loss)	43,704	(2,812)	176,536	(102,127)

Other income (expense)
Interest income	8,449	6,727	22,520	19,905
Interest expense	(90,290)	(88,254)	(262,776)	(276,151)

	(81,841)	(81,527)	(240,256)	(256,246)

Net loss before provision for income taxes	(38,137)	(84,339)	(63,720)	(358,373)

Income tax benefit	13,100	25,900	21,600	119,400

Net loss	$(25,037)	$(58,439)	$(42,120)	$(238,973)

Basic and dilutive loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.04)

Weighted average number of common shares outstanding — basic and dilutive	6,536,091	6,536,091	6,536,091	6,536,091

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Cash Flows

	Nine Months Ended
	December 31,
	2010	2009
Cash flows from operating activities
Net loss	$(42,120)	$(238,973)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	350,051	375,904
Deferred income tax benefit	(21,600)	(119,400)
Stock based compensation	37,739	24,120
Accrued interest on related party note receivable	(21,307)	(19,770)
Changes in certain assets and liabilities
Accounts receivable	(96,247)	137,117
Inventories	(14,610)	1,388
Prepaid expenses and other	61,114	(30,272)
Deposits	—	(5,200)
Accounts payable	(143,528)	150,764
Accrued expenses	49,322	(75,744)
Income tax receivable	—	66,405
Customer deposits	11,690	(770)

Net cash provided by operating activities	170,504	265,569

Cash flows from investing activities
Purchases of property and equipment	(143,863)	(170,546)

Net cash flows used in investing activities	(143,863)	(170,546)

Cash flows from financing activities
Proceeds on line of credit	105,000	—
Payments on long-term obligations	(148,840)	(352,308)

Net cash flows used in financing activities	(43,840)	(352,308)

Net decrease in cash	(17,199)	(257,285)

Cash — beginning of period	65,304	347,148

Cash — end of period	$48,105	$309,257

Supplemental disclosures of cash flow information:
Cash paid for interest for the nine months ended December 31, 2010 and December 31, 2009 was $262,776 and $276,151, respectively.
Cash paid for income taxes for the nine months ended December 31, 2010 and December 31, 2009 was $0.
During the nine months December 31, 2010 and December 31, 2009, $76,163 and $0 in equipment was acquired through capital leases, respectively.
See notes to the financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Notes to Unaudited Financial Statements
Note 1 — Summary of Significant Accounting Policies
Interim Unaudited Financial Statements
The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the nine months ended December 31, 2010 and 2009 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally made in the registrant’s annual report on Form 10-K. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-K for the year ended March 31, 2010.
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
Note 2 — Stockholders’ Equity
Stock Option Plans
The Company has a qualified stock plan, the 2008 Incentive Stock Plan, pursuant to which 2,000,000 shares were reserved for issuance. As of December 31, 2010, 50,000 shares were reserved for issuance pursuant to outstanding grants and 1,950,000 shares were available for future grant. Additionally, the Company previously had a qualified stock plan, the 1997 Stock Option Plan, which expired in 2007, pursuant to which 875,000 shares were reserved for issuance. As of December 31, 2010, 226,000 shares were reserved for issuance pursuant to outstanding grants and no shares were available for future grant as the plan has expired. The 2008 Incentive Stock Plan and the 1997 Stock Option Plan, referred to herein as the Plans, and the shares issuable there under, are both registered on Form S-8 with the Securities and Exchange Commission. The Plans provide for the grant of options and other equity based awards to employees, directors and consultants of the Company and is administered by the Company’s Board of Directors.

Warrants
On January 24, 2008, the Company retained Pfeiffer High Investor Relations, Inc. (“PHIR”) to develop and implement a comprehensive investor relations program. In addition, the Company granted to PHIR principals, John Pfeiffer and Geoff High, a total of 20,000 warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $1.80. All warrants have a four-year term, have cashless exercise provisions and piggyback registration rights. The warrants were determined to have a value of $26,750 based upon the Black-Scholes option-pricing model. As of December 31, 2010, all of the warrants were fully vested. The warrants have a remaining life of one year.
Note 3 — Related Party Transactions
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company, Messrs, Larson and Sipple, for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% that has been recorded as notes receivable related party and includes $190,704 of accrued interest at December 31, 2010. The Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. During the year ended March 31, 2003, the Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. The accumulated interest and outstanding principal were due upon maturity in August 2007. As of December 31, 2010, the note due from Mr. Larson has not yet been paid and the outstanding principal and interest due is $390,704 as reflected in the Company’s financial statements as “Notes receivable — related party.”
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
Note 5 — Commitments
Line of Credit
On November 18, 2010, the Company entered into an agreement with Great Western Bank for a line of credit in the amount of $475,000. As of December 31, 2010, the Company had a balance on the line of credit of $105,000. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at Prime plus 1% with a minimum rate of 5.5%. The line includes certain reporting and financial covenants and is cross-collateralized by accounts receivable and inventory.
Notes Payable
On February 20, 2007, the Company entered into a commercial loan agreement with American National Bank. Under the loan agreement, the Company received proceeds of $1,500,000 from the bank pursuant to a promissory note. The terms of the note include a fixed interest rate of 7.75% for five years with monthly payments of approximately $11,500. A single “balloon payment” of the entire unpaid balance of principal and interest will be due on February 12, 2012. Under the loan agreement, the Company granted the bank security interests in the leases and rents on the property in Eldorado Springs, Colorado as well as a deed of trust for the same property in Eldorado Springs, Colorado. The balance as of December 31, 2010 was approximately $1,413,000.
On October 11, 2007, the Company entered into a commercial loan agreement with American National Bank. Under the loan agreement, the Company received proceeds of $3,000,000 from the bank pursuant to a promissory note. The terms of the note include a fixed interest rate of 7.5% for five years with monthly payments of approximately $22,300. A single “balloon payment” of the entire unpaid balance of principal and interest will be due on October 11, 2012. Under the loan agreement, the Company granted the bank security interests in the leases and rents on the property in Louisville, Colorado as well as a deed of trust for the same property in Louisville, Colorado. The balance as of December 31, 2010 was approximately $2,857,000.
Renewable Energy Service Agreement
On June 11, 2009, the Company entered into a twenty year renewable energy service agreement with Eldorado Springs Solar, LLC, an unrelated third party, to design, install, own, operate and maintain a solar electricity generating system at our property in Louisville, Colorado. The Company will purchase all of the solar electricity generated by the system which will provide approximately 50% of the electricity needs at the facility in Louisville, Colorado. The agreement provides a guaranteed energy rate schedule for 10 years with a reset rate in year eleven for the electric cost. If the Company was to terminate the agreement the Company would be required to pay a termination penalty. As of December 31, 2010, this penalty would be approximately $388,000. The Company also has the option to purchase and take title to the system starting in year 11.

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
Results of Operations
Performance Overview — Recent Trends
Revenues for the nine months ended December 31, 2010 increased 3.7% to $6,773,279 from $6,530,526 for the same period ended December 31, 2009. The increase in revenues was mainly generated by an increase in the overall revenues for the larger sized PET products and the 1 gallon branded products. Certain trends have been noticed in consumer buying that indicates that customers are choosing larger, more economical packaging over the smaller size PET products. The Company’s Organic Vitamin Charged Spring Water also generated an increase in revenues compared to the previous year. Additionally, a warmer than average summer season resulted in an increase in revenues for the resort.
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
Three and Nine Months Ended December 31, 2010 Compared to Three and Nine Months Ended December 31, 2009
Revenues
Sales for the nine months ended December 31, 2010 were $6,773,279 compared to $6,530,526 for the same period ended December 31, 2009, an increase of 3.7%. Sales for the three months ended December 31, 2010 were $2,012,753 compared to $1,917,200 for the same period ended December 31, 2009, an increase of 5.0%. The increase in revenues was a result of an increase overall revenues for the Company’s branded products as well as the home and office delivery products.
Sales of the products used in the delivery to homes and offices, which include 5 and 3 gallons bottles as well as the dispenser units, were 54.4% of sales and increased from $3,635,483 for the nine months ended December 31, 2009 to $3,686,335 for the nine months ended December 31, 2010, an increase of $50,852 or 1.4%. Total units of 5 and 3 gallon products decreased slightly for the same for the nine months ended December 31, 2010 and 2009, while the average selling price increased slightly. The Company has increased the number of accounts for the home and office delivery primarily in the smaller accounts that have a higher average selling price.
Sales generated from the filter division increased from $102,021 for the nine months ended December 31, 2009 to $123,367 for the nine months ended December 31, 2010, an increase of 20.9%. Consumers are looking for ways to decrease expenses and are substituting filtration units for the 5 and 3 gallon products. The Company also sells coffee and coffee equipment from our existing route vehicles. Coffee and coffee equipment for service from our existing route vehicles increased slightly from $116,990 for the nine months ended December 31, 2009 to $119,739 for the nine months ended December 31, 2010. The Company has been forced to increase the selling price of the coffee products due to an increase in the cost of coffee over the past several months.
In July 2008, the Company began shipments of a private label purified drinking water in one gallon containers to the largest retailer in the country. The Company is one of the suppliers for their distribution center in Colorado that services approximately 90 locations. For the nine months ended December 31, 2010, revenues for the purified drinking water were approximately $593,335 compared to $586,656 for the same period ended December 31, 2009. The Company expects to continue to provide private label purified drinking water for this retailer in the future.
In the second quarter of the fiscal year ended March 31, 2008, the Company began introducing an Organic Vitamin Charged Spring Water for distribution off of existing route vehicles as well as through major distributors. The product is now available throughout Colorado and in portions of surrounding states and through distributors along the west coast. The line of Organic Vitamin Charged Spring Water is available Vitamin Cottage, Kroger’s (King Soopers and City Markets) and Whole Foods Markets in the Midwest area. Additionally, the product is available to more than 2,000 other retail outlets, convenience stores and on-premise locations serviced by UNFI, US Food Service and KeHE Distributors. Gross revenues for the Organic Vitamin Charged Spring Water were $223,411 for the nine months ended December 31, 2010 compared to $195,201 for the nine months ended December 31, 2009, an increase of 14.5%. The Company was able to sell on a regional basis in about 10 local Costco Warehouse stores during the summer which contributed to the increase in overall revenues.

Sales of the Company’s branded PET products (.5 liter to 1.5 liter sizes), decreased slightly from $990,379 for the nine months ended December 31, 2009 to $972,771 for the nine months ended December 31, 2010, a decrease of 1.8%. Sales of the Company’s branded PET products represented 14.4% of sales for the nine months ended December 31, 2009 and 15.2% of sales for the nine months ended December 31, 2010. Sales for the private label PET products increased from $165,512 for the nine months ended December 31, 2009 to $169,385 for the nine months ended December 31, 2010, an increase of 2.3% compared to the same period ended December 31, 2009. The Company offers a private label PET product to customers who choose to use their own labels on the Company’s spring water packaging and utilize the product in their marketing campaigns. The Company is able to offer the private label packaging at a higher average selling price for the custom labeling than the Company’s branded PET products. The average selling price for the private label PET products is about 24% higher than the Company’s branded PET products.
Sales of the Company’s branded gallon size products increased from $622,538 for the nine months ended December 31, 2009 compared to $748,116 for the nine months ended December 31, 2010, an increase of 20.2%. The Company’s branded gallon size products were 11% of sales for the nine months ended December 31, 2010 compared 9.5% the nine months ended December 31, 2009. The Company added new distribution for the gallon size products through the local distribution center for one of the larger club stores in the area.
Gross Profit/Cost of Goods Sold
Cost of goods sold for the nine months ended December 31, 2010 was $1,760,012, or 26% of sales, compared to $1,631,432 or 25% of sales for the same period ended December 31, 2009. Gross profit was $5,013,267 or 74% of sales for the nine months ended December 31, 2010 compared to $4,899,094 or 75% of sales for the nine months ended December 31, 2009. Overall, gross profit increased 2.3% for the nine months ended December 31, 2010. Cost of goods sold for the three months ended December 31, 2010 was $512,748 or 25.5% of sales, compared to $435,420 or 22.7% of sales for the same period ended December 31, 2009. The fluctuation in the cost of goods sold between period is due to an issue with the quality of the 5 gallon bottles used for the home and office accounts. The Company has purchased a number of bottles that have experienced a shorter life span than what is historically expected. For that reason, the Company had to expense an unusually higher amount of cost of goods for the five gallon revenue during the first three months ended June 30, 2010. During the nine months ended December 31, 2010 the Company rejected the poor quality 5 gallon bottles and contested the amounts that were billed to the Company. The Company was able to reach a resolution with the supplier of the 5 gallon bottles and will begin to purchase a different type of bottle of better quality from the supplier going forward. The supplier of the 5 gallon bottles agreed not to bill for any of the previous shipments of the poor quality bottles. It was determined that the amount that would not be charged to the company was approximately $98,000.
Operating Expenses
Total operating expenses decreased to $4,836,731 for the nine months ended December 31, 2010 from $5,001,221 for the same period ended December 31, 2009, a decrease of $164,490 or 3.3%. Total operating expenses decreased to $1,456,301 for the three months ended December 31, 2010 from $1,484,592 for the same period ended December 31, 2009, a decrease of $28,291 or 1.9%.
Salaries and related expenses decreased to $2,488,909 for the nine months ended December 31, 2010, or 36.7% of sales, from $2,520,625 for the nine months ended December 31, 2009, or 38.6% of sales. Salaries and related expenses increased to $759,407 for the three months ended December 31, 2010, or 37.7% of sales, from $739,517 for the three months ended December 31, 2009, or 38.6% of sales. The Company has been able to decrease salaries and related expenses through consolidation of existing routes and through reorganization of certain positions. The Company has maintained a stable workforce and continues to compensate accordingly.

Administrative and general expenses decreased from $1,254,729 for the nine months ended December 31, 2009 to $1,216,692 for the nine months ended December 31, 2010, a decrease of 3%. Administrative and general expenses decreased from $371,732 for the three months ended December 31, 2009 to $357,076 for the three months ended December 31, 2010, a decrease of 3.9%. The Company has seen a decrease in bad debt expense for the nine months ended December 31, 2010 compared to the same period ended December 31, 2009 and attributes that to a slight improvement in the general economic conditions as compared to the previous year.
Delivery expenses increased from $571,159 for the nine months ended December 31, 2009 to $574,758 for the nine months ended December 31, 2010, an increase of less than 1%. Delivery expenses decreased from $186,855 for the three months ended December 31, 2009 to $178,931 for the three months ended December 31, 2010, a decrease of 4.2%. The fluctuation in delivery expenses was due to fluctuation in fuel cost and truck maintenance for the delivery vehicles.
Advertising and promotion expenses decreased 26% to $206,321, or 3% of sales for the nine months ended December 31, 2010 compared to $278,804, or 4.3% of sales for the same period ended December 31, 2009. Advertising and promotion expenses decreased 27.3% to $45,512, or 2.3% of sales for the three months ended December 31, 2010 compared to $62,602, or 3.3% of sales for the same period ended December 31, 2009. The decrease in advertising and promotion expenses for the nine months ended December 31, 2010 is due to the decrease in the number of large sales events that the Company participated in for the current year. The Company chose to participate in fewer large events that weren’t as profitable. In lieu of the events, the Company chose to invest in an outside sales staff to solicit to new home and office delivery accounts.
Depreciation and amortization decreased 6.9% to $350,051 or 5.2% of sales for the nine months ended December 31, 2010, as compared to $375,904 or 5.8% of sales for the nine months ended December 31, 2009. Depreciation and amortization decreased 6.9% to $115,375 or 5.7% of sales for the three months ended December 31, 2010, as compared to $123,886 or 6.5% of sales for the three months ended December 31, 2009.
Interest, Taxes, Other Income and Other Expenses
For the nine months ended December 31, 2010, interest income increased 13.1% to $22,520 as compared to $19,905 for the same period ended December 31, 2009. For the three months ended December 31, 2010, interest income increased 25.6% to $8,449 as compared to $6,727 for the same period ended December 31, 2009.
Interest expense for the nine months ended December 31, 2010 decreased 4.8% to $262,776 as compared to $276,151 for the same period ended December 31, 2009. Interest expense for the three months ended December 31, 2010 increased 2.3% to $90,290 as compared to $88,254 for the same period ended December 31, 2009. The decrease in interest expense is due to the lower outstanding debt for the nine months ended December 2010 as compared to the same period ended December 2009.
For the nine months ended December 31, 2010, the Company recorded income tax benefit of $21,600 against our pretax book loss of $63,720 compared to a tax benefit of $119,400 against our pretax book loss of $358,373 for the nine months ended December 31, 2009. For the three months ended December 31, 2010, the Company recorded income tax benefit of $13,100 against our pretax book loss of $38,137 compared to a tax expense benefit of $25,900 against our pretax book loss of $84,339 for the three months ended December 31, 2009.

The Company had a net loss after taxes of $42,120 for the nine months ended December 31, 2010 compared to a net loss after taxes of $238,973 for the nine months ended December 31, 2009. The Company had a net loss after taxes of $25,037 for the three months ended December 31, 2010 compared to a net loss after taxes of $58,439 for the three months ended December 31, 2009.
Liquidity and Capital Resources
Trade accounts receivable at December 31, 2010 was 11.2% more than that at March 31, 2010. This resulted from the increase in revenues for the nine months ended December 31, 2010. Day’s sales outstanding was approximately 38 days at December 31, 2010 and 37 days at March 31, 2010. The increase in the day’s sales outstanding can be attributed to the general economic conditions that the region is experiencing at this time resulting in a slight delay in payments.
Cash flows from operating activities had a net inflow of $170,504 for the nine months ended December 31, 2010. The cash provided by operating activities represents a decrease of $98,790 from the nine months ended December 31, 2009. The change in operating activities resulted from the change in accounts payable, accounts receivable and inventory.
Cash flows from investing activities resulted in a net outflow of $143,863 for the nine months ended December 31, 2010. This total represents cash expenditures on equipment for electric water coolers, filtration equipment and coffee dispensing equipment that are rented to existing delivery customers.
Cash flows from financing activities resulted in a net outflow of $43,840 for the nine months ended December 31, 2010.
The Company’s cash balance at December 31, 2010 decreased to $48,105 by a net amount of $17,199 from $65,304 at March 31, 2010.
The Company secured a $475,000 line of credit with Great Western Bank in November 2010. The interest rate of the line of credit is currently 5.5%. As of December 31, 2010, the balance on the line of credit was $105,000. There are also two outstanding loan agreements with American National Bank which mature in February and October 2012 at which time there will be significant balloon payments. It is also noted that the note that matures in February 2012 will become current during the quarter ended March 31, 2011, which will cause the Company to be out of compliance with their financial covenants with American National Bank. As the Company does not anticipate that cash flows from operations will be enough to pay the balloon payments or comply with the financial covenants, the Company is currently pursuing the possibility of renegotiating the terms of the current debt or acquiring new debt to replace the outstanding loans with American National Bank.
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company, Messrs. Larson and Sipple, for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% that has been recorded as notes receivable related party and includes $190,704 of accrued interest at December 31, 2010. The Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. During the year ended March 31, 2003, the Board of Directors determined that 250,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. The accumulated interest and outstanding principal were due upon maturity in August 2007. As of December 31, 2010, the note due from Mr. Larson has not yet been paid and the outstanding principal and interest due is $390,704 as reflected in the Company’s financial statements as “Notes receivable — related party.”

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
Changes In Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, in the future we intend to obtain the assistance of experienced financial personnel to enhance our financial reporting capabilities.

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

ELDORADO ARTESIAN SPRINGS, INC.
Date: February 14, 2011	By:	/s/ Douglas A. Larson
Douglas A. Larson
President (Principal Executive Officer)

Date: February 14, 2011	By:	/s/ Cathleen Shoenfeld
Cathleen Shoenfeld
Chief Financial Officer (Principal Financial Officer)

ELDORADO ARTESIAN SPRINGS, INC.
Quarterly Report on Form 10-Q
for the Quarter Ended December 31, 2010
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