Form 10-K
period 2011-03-31
ELDORADO ARTESIAN SPRINGS INC
filed 2011-06-29
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,268,046
As of June 29, 2011, the Issuer had a total of 6,036,091 shares of common stock, $.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders, expected to be held in September 2011, are incorporated by reference into Part III of this Form 10-K.

ELDORADO ARTESIAN SPRINGS, INC.

PART I
Introductory Note. Cautionary Statement Regarding Forward-Looking Information and Risk Factors. Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Eldorado to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Eldorado’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, availability of debt and equity financing, ability to purchase additional water rights, interest rate fluctuations, labor and marketing costs, operating costs, packaging costs, competition, legal claims and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Eldorado. Although Eldorado believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Eldorado or any other person that the objectives and plans of Eldorado will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
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

Company Background
Eldorado Artesian Springs, Inc. was formed under the laws of the State of Colorado on April 15, 1986, under the name Lexington Funding, Inc. (“Lexington”). Effective April 10, 1987, Lexington acquired all of the shares of Eldorado Artesian Springs, Inc. (“Eldorado”) of Eldorado Springs, Colorado. Eldorado, a Colorado corporation, was formed in 1983. In June 1988, Eldorado was merged into Lexington and Lexington changed its name to Eldorado Artesian Springs, Inc. The primary business of the Company is the bottling and sale of spring water from springs located in Eldorado Springs, Colorado on property owned by the Company. In addition to real property, the wells and springs thereon, and water rights, the Company owns a bottling plant in Louisville, Colorado (including a building and bottling equipment), associated containers and equipment, resort buildings, a residential home, and an outdoor swimming pool which are located on the property in Eldorado Springs, Colorado.
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
The Company bottles the same natural spring water that emanates from the source in Eldorado Springs, Colorado. The Company also uses additional high speed bottling equipment that at the Louisville warehouse. By utilizing high speed equipment, and the additional warehouse, bottling and office space, the Company has been able to realize benefits in increased bottling speeds as well as efficiencies in transporting and storing raw materials and finished goods.
The Company has reacted to consumer demands by adding additional products to its service and delivery operations. In order to handle competition from other companies, the Company added filtration products in July 2003. Currently, the Company services approximately 450 filter accounts.
In October 2005, the Company added coffee products and coffee equipment as products to be delivered off of existing route vehicles. The coffee is provided by Green Mountain Coffee Roasters which offers their various coffee brands to be delivered by our employees. Coffee has been integrated into the Company’s current distribution channel and is a product that is counter-seasonal to water. The Company obtained the initial customers utilizing leads from the existing account base as well as new customers from sales personnel.
In September 2007, the Company introduced a line of Organic Vitamin Charged spring water. The beverage industry has been influenced by the enhanced water segment of the beverage market. The Company believes the Organic Vitamin Charged spring water will compete based on the organic ingredients, superior taste and brand recognition in the Colorado area where we currently distribute our water products. The Company expects to grow the distribution of this product off of existing delivery vehicles as well as through other independent distribution companies.
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
On September 30, 2010, the Company entered into a Water Lease Agreement with Denver Wells, LLC, for the right to 50 acre feet of non-tributary ground water. The term of the lease is for 13 months, commencing October 1, 2010 and continuing through October 31, 2011. The lease may be extended upon mutual written agreement of the parties executed prior to the expiration of the lease. The cost of the lease is $39,000 for 50 acre feet, to be paid at the rate of $3,000 per month on the first of each month of the lease term. The first payment was made on October 5, 2010. The Company is current on all required payments.

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
Products
The Company is principally in the business of selling bottled artesian spring water. Sales of the Company’s water have historically been made by selling five gallon and three gallon bottles of water directly to homes and businesses, retail grocery stores and distributors located in Colorado. The Company also sells its water at wholesale to retail food stores (grocery chains), by packaging the water into smaller, more convenient sizes which are suitable for retail distribution. The Company rents coolers to customers to dispense the bottled water. The Company also rents and sells filtration equipment to customers for home and office accounts. The Company added coffee and coffee equipment to its product mix delivered to customers from route delivery vehicles. The coffee is packaged by Green Mountain Coffee Roasters and is delivered by the Company’s employees. The Company’s water bottling operation accounted for approximately 98% of the Company’s revenues for the fiscal year ended March 31, 2011. The Company added a line of organic vitamin charged spring water to the product line and those products were available for distribution in September 2007. Additionally, in Eldorado Springs, the Company owns and operates a public swimming pool on its property during the summer months and rents outs a single-family home.
Sales and Distribution
The Company sells its bottled artesian spring water into two distinct segments of the market for bottled water.
Home/Commercial Delivery Business
Direct delivery of bottled water to homes and businesses has historically been the focus of the Company’s business. The Company’s bottled water delivery business primarily consists of the sale of five gallon and three gallon containers of water to customers who lease water dispensers from the Company. The Company delivers these bottles directly to customers using trucks owned or leased by the Company. The Company’s delivery sales are made primarily in the Denver/Boulder, Colorado metropolitan area (but also in selected other cities along the front range). As of March 31, 2011, the Company had approximately 12,500 active delivery accounts, and the delivery business currently accounts for roughly 62% of the Company’s revenues. Of the five and three gallon accounts, approximately 55% were home accounts and 45% were commercial accounts.
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
Employees
As of March 31, 2011, the Company had 62 full-time employees. During the summer months, the Company employs approximately 14 seasonal employees for the operation of the pool.

ITEM 1A.	RISK FACTORS.
As a smaller reporting company, this item is not required.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
The Company owns property in two locations.
Eldorado Springs, Colorado
The Company owns approximately 24 acres of land in Eldorado Springs, Colorado. The buildings owned by the Company at this location total approximately 12,000 square feet. The Company uses this warehouse space for the fill station for the spring water as well as for storage of products from time to time. The Company also continues to use office space next to the warehouse. As part of the property in Eldorado Springs, the Company owns the wells and springs thereon and certain water rights. The Company owns an outdoor swimming pool that is operated during the summer months. The Company rents out a residential house that is owned by the Company. Virtually all of the Company’s property in Eldorado Springs is pledged as collateral on Company loan balances.
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
There are no material, pending legal proceedings to which the Company is a party or to which any of it properties are subject.

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

Fiscal Year 2011	High	Low
Fourth Quarter through March 31, 2011	$0.73	$0.35
Third Quarter through December 31, 2010	$0.45	$0.35
Second Quarter through September 30, 2010	$0.45	$0.35
First Quarter through June 30, 2010	$0.40	$0.39

Fiscal Year 2010	High	Low
Fourth Quarter through March 31, 2010	$1.50	$0.35
Third Quarter through December 31, 2009	$0.59	$0.32
Second Quarter through September 30, 2009	$1.10	$0.30
First Quarter through June 30, 2009	$1.40	$0.25
The last price at which the Company’s common stock was sold was $0.50 on May 5, 2011.
Holders
The Company had 142 record owners of its common stock as of June 29, 2011.
Dividends
No dividends have been declared or paid to date on the Company’s common stock, and the Company does not anticipate paying dividends in the foreseeable future. The Company follows a policy of cash preservation for future use in the business.
Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders.
Recent Sales of Unregistered Securities
During the year ended March 31, 2011, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K or Form 10-Q.

Issuer Purchases of Equity Securities
The following table presents information with respect to repurchases of common stock made by us during the quarter ended March 31, 2011. The shares presented in the table below are shares of common stock that were forfeited by our President, Mr. Douglas Larson, and transferred to the Company pursuant to a pledge agreement dated August 30, 2001 in exchange for the cancellation of an outstanding note that was in default as of March 31, 2011.
ISSUER PURCHASES OF EQUITY SECURITIES

Maximum Number (or
					Total Number of Shares	Approximate Dollar Value)
					Purchased as Part of	of Shares That May Yet Be
	Total Number of Shares		Average Price Paid per		Publicly Announced Plans	Purchased Under the Plans
Period	Purchased		Share		or Programs	or Programs
January 1-31, 2011	—		—		—	—
February 1-28, 2011	—		—		—	—
March 1-31, 2011	500,000	(1)	$0.35	(2)	—	—
Total	500,000	(1)	$0.35	(2)	—	—

(1)
On March 31, 2011, Mr. Larson, our President, forfeited and transferred 500,000 shares of common stock to the Company pursuant to a pledge agreement in exchange for the cancellation of a note that was in default. As of March 31, 2011, the total amount owed on the note was $398,076 and the shares of common stock forfeited and transferred to us had an aggregate value of $175,000 based on a price of $0.35 per share. As a result, the difference between the outstanding amount owed at default and the value of the shares received in exchange for the cancellation of the note is $223,076, which is a personal benefit to Mr. Larson and will be reported as compensation to Mr. Larson in the summary compensation table to be included in our proxy statement for our 2011 annual meeting of shareholders and which is incorporated by reference into this Form 10-K.

(2)	The average price per share is based upon the closing price of the common stock on March 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA
As a smaller reporting company, this item is not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand our Company. The MD&A should be read in conjunction with our consolidated financial statements and accompanying notes. The MD&A includes the following sections:
•	Forward Looking Statements
•	Business Overview
•	Results of Operations — Year Ended March 31, 2011 Compared to Year Ended March 31, 2010
•	Liquidity and Capital Resources
•	Critical Accounting Issues
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

Business Overview
Eldorado Artesian Springs, Inc. is a Colorado based company that is primarily involved in the bottling and marketing of natural artesian spring water. The spring is located in the foothills of the Colorado Rocky Mountains and is surrounded by thousands of acres of state and city park land. The water rises up through many layers of sandstone under its own artesian pressure. Currently, the Company’s operations consist of its home/commercial delivery business (5 and 3 gallon bottles) and its PET (polyethylene terephtalate, a premium clear plastic container) consumer business. The Company also recently introduced an organic vitamin charged spring water that is distributed locally off of the Company’s vehicles as well as to regional distribution facilities. A small segment of the Company’s business includes the sales and rental of filtration and coffee dispensing equipment as well as the sale of coffee. The Company also owns and operates a public swimming pool on its property during the summer months and rents out a single-family home on the property.
The Company’s headquarters and bottling facility consists of a total of approximately 40,000 square feet in Louisville, Colorado. The water is transported to the facility in stainless steel tanker trucks. Once at the bottling plant, the water is then transferred into stainless steel holding tanks until it is used for bottling.
Results of Operations
Performance Overview — Recent Trends
For the fiscal year ended March 31, 2011, the Company reported an increase in overall revenue of 4.4%. The increase in revenue was due to overall increase in unit volumes across all categories. The number of home and office accounts increased for the fiscal year ended March 31, 2011 and the total units for many products increased to the retail establishments.
The Company continues to utilize advertising and promotional budgets to help promote various products. The Company has been pursuing ways to offer more sizes of the products off of our own delivery vehicles to increase sales to existing customers.
The Company continues to look for ways to decrease costs and improve overall efficiencies. Overall operating expenses increased 2.5% for the year ended March 31, 2011 as compared to the same period ended March 31, 2011. The Company incurred a one-time non cash expense of $223,076 related to the default in a note due from Douglas A. Larson, the Company’s President, Chief Executive Officer and a director. Without the one-time non cash expense, total operating expenses would have decreased by 6%. Operating expenses decreased from 76.1% of sales for the fiscal year ended March 31, 2010 to 74.7% of sales for the fiscal year ended March 31, 2011.
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
Year Ended March 31, 2011 Compared to Year Ended March 31, 2010
Sales
Sales for the year ended March 31, 2011 were $8,853,631 compared to $8,476,775 for the same period ended March 31, 2010, an increase of 4.4%.
Sales of the products used in the delivery to homes and offices which include 5 and 3 gallons bottles as well as the dispenser units were 55.1% of sales and increased from $4,790,588 for fiscal year 2010 to $4,877,794 for fiscal year 2011, an increase of $87,206 or 1.8%. Total units of 5 and 3 gallon products decreased less than 1% from the fiscal year ended March 31, 2010 to the fiscal year ended March 31, 2011 while the average selling price increased approximately 1%. General economic conditions have affected the total units delivered off of our existing vehicles as customers look for ways to decrease expenses. The Company continues to look for additional products to distribute to existing and new customers to increase sales off of existing route vehicles.

The Company increased filter rental and sales from $140,247 in fiscal year 2010 to $167,559 in fiscal year 2011, an increase of $27,312 or 19.5%. Consumers are looking for ways to decrease expenses and are substituting filtration units for the 5 and 3 gallon products. The Company also sells coffee and coffee equipment from our existing route vehicles. For the year ended March 31, 2011, sales for coffee, coffee equipment and accessories increased from $153,531 for the fiscal year ended March 31, 2010 compared to $165,069 for the fiscal year ended March 31, 2011. The Company continues to experience competition for the coffee service from local distributors as well as on-line web sites that promote similar products.
Sales of the Company’s PET products (.5 liter to 1.5 liter sizes), including private label products, represented 16.4% of sales for fiscal year 2011 and 17.4% of sales for fiscal year 2010 or $1,452,159 and $1,474,439, respectively. This represented a decrease of 1.5%. The Company’s gallon size products were 10.9% of sales or $965,334 in fiscal year 2011 compared to $811,442 in fiscal year 2010, an increase of 18.9%. Sales for the private label one gallon purified water products were $752,177 in fiscal year 2011 compared to $760,819 in fiscal year 2010, a decrease of approximately 1%. The Company expects to continue shipments of this product in the future and will look to expand distribution where available.
In the second quarter of the fiscal year ended March 31, 2008, the Company began introducing an organic vitamin charged spring water for distribution off of existing route vehicles as well as through major distributors. The product is now available throughout Colorado and in portions of surrounding states. The line of organic vitamin charged spring water is available in Vitamin Cottage, King Soopers (Kroger stores), Costco and Whole Foods which is one of the nation’s premier health food supermarkets. Additionally, the product is available to more than 2,000 other retail outlets, convenience stores and on-premise locations by UNFI and US Food Service distributors. The Company is utilizing purchasing incentives for the retail buyers as well as supporting in store sampling which shows increased market acceptance where customers have had the opportunity to sample. The Company has been able to add additional distributors. Total gross sales for the organic vitamin charged spring water were $302,582 for the fiscal year 2011 compared to $233,011 in fiscal year 2010.
Gross Profit/Cost of Goods Sold
Cost of goods sold for fiscal year 2011 were $2,363,365, or 26.7% of sales, compared to $2,129,757 or 25.1% of sales for fiscal year 2010. Gross profit increased from $6,347,018, or 74.9% of sales in fiscal year 2010 to $6,490,266 or 73.3% of sales for fiscal year 2011. Overall, gross profit increased 2.3% from the fiscal year ended March 31, 2010.
Cost of goods for the home and office products were $279,964, or 5.7% of 5 and 3 gallon sales for fiscal year 2011, compared to $324,047, or 6.8% of 3 and 5 gallon sales for fiscal year 2010. Cost of goods for the Eldorado brand 1 gallon products were $402,275, or 41.7% of 1 gallon sales for fiscal year 2010, compared to $323,551, or 39.9% of 1 gallon sales for fiscal year 2010. Cost of goods for the private label purified water was $504,186 and $426,329, or 67% and 56% of sales for fiscal 2011 and 2010. The purified water has a lower average selling price which results in higher cost of goods as a percent of sales. Cost of goods for the PET products were $694,718, or 47.8% of sales for fiscal year 2011, compared to $723,376, or 49.1% of PET sales for fiscal year 2010. Recently, the cost of goods for the bottles and packaging of the gallon and PET products has decreased resulting in increased profit for these categories.
Operating Expenses
Total operating expenses increased to $6,681,061 in fiscal year 2011 from $6,446,617 in fiscal year 2010, an increase of $234,444 or 3.6%. Of the total operating expenses, salaries and related expenses increased to $3,439,184 in fiscal year 2011, or 38.8% of sales, from $3,226,075 in fiscal year 2010, or 38.1% of sales. The increase in salaries and related expenses is due a one-time non cash expense of $223,076. On March 31, 2011, the Company declared an outstanding promissory note between Douglas A. Larson, the Company’s President, Chief Executive Officer and a director, in default. In accordance with the terms of the pledge agreement, Mr. Larson consented to the transfer of the 500,000 shares of common stock to the Company. The difference between the outstanding amount of the note at the time of notice and the value of the pledged shares transferred to the Company was $223,076 which has been reported as other compensation to Mr. Larson.

Administrative and general expenses increased 2.3% to $1,755,868 for 2011 as compared to $1,647,194 for fiscal year 2010. Increased insurance expenses combined with additional fees for outside sales consultants contributed to the majority of the increase in administrative and general expenses.
Delivery expenses increased from $746,670 for fiscal year 2010 to $778,781 for fiscal year 2011, an increase of 4.3%. The increase in fuel costs from 2010 to 2011 contributed to the largest increase in delivery expenses, increasing 18%. Additionally, truck maintenance on vehicles was higher as the Company retired older leased vehicles from the fleet of vehicles.
Advertising and promotion expenses decreased 27.9% for fiscal year 2011 compared to the fiscal year 2010. Advertising and promotion expenses were 2.7% and 3.9% of sales, respectively for both fiscal year 2011 and 2010. The Company did not participate in many of the larger and more expensive events. Additionally, the Company did not conduct as many on-site demos and promotions for the organic vitamin charged spring water.
Depreciation and amortization decreased 5.5% for fiscal year 2011 as compared to fiscal year 2010. Depreciation and amortization for fiscal year 2011 was 5.3% of sales compared to 5.9% of sales for fiscal year 2010. Depreciation and amortization continues to decrease as more fixed assets become fully depreciated.
Interest, Taxes, Other Income and Other Expenses
For the year ended March 31, 2011, interest income increased 23.6% to $33,054 as compared to $26,745 for the same period ended March 31, 2010.
Interest expense for the year ended March 31, 2011 decreased 3.9% to $347,493 as compared to $361,467 for the year ended March 31, 2010.
In August 2001, the Company entered into an agreement to sell certain parcels of real estate to Messrs. Larson and Sipple for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60-month carry back financing of $400,000 with interest at 7.5% due annually that was recorded as notes receivable related party. On March 31, 2011, the Company declared an outstanding promissory note between Mr. Larson in default. In accordance with the terms of the pledge agreement, Mr. Larson consented to the transfer of the 500,000 shares of common stock to the Company. The difference between the outstanding amount of the note at the time of default and the value of the pledged shares transferred to the Company at the time of default was $223,076 which has been reported at other compensation to Mr. Larson. At that time, $178,722 of the deferred gain from the sale of real estate was recognized.
For the fiscal year ended March 31, 2011, the Company recorded an income tax expense of $131,114 against our pretax book loss of $326,412 as a valuation allowance was recorded on our outstanding deferred tax assets due to uncertainty of realization, a 28% effective tax rate. For the fiscal year ended March 31, 2010, the Company recorded a tax benefit of $73,400 against our pretax book loss of $434,321 for the fiscal year ended March 31, 2010.
The Company had a net loss after taxes of $457,526 in fiscal year 2011 compared to a net loss of $360,921 for fiscal year 2010.
Liquidity and Capital Resources
Trade accounts receivable for the year ended March 31, 2011 were 27.5% more than at year ended March 31, 2010. This resulted from the increase in revenues for the year ended March 31, 2011. Days sales outstanding was approximately 43 days for March 31, 2011 and 37 days for March 31, 2010.
Cash flows from operating activities had a net inflow of $90,400 for fiscal year 2011. The cash provided by operating activities represents a decrease of $308,293 from fiscal year 2010. The largest reconciling item between net income and net cash flow from operations was the $470,367 of depreciation and amortization. The change in operating activities also resulted from the change in accounts receivable and change in the related party transaction.
Cash flows from investing activities resulted in a net outflow of $240,917 for fiscal year 2011. This total represents expenditures on equipment for electric water coolers, filtration equipment and coffee dispensing equipment that are rented to delivery customers.

Cash flows from financing activities resulted in a net inflow of $164,415 for fiscal year 2011. The Company received proceeds from a line of credit of approximately $370,000. The Company also made payment on long-term obligations in the amount of$205,636.
The Company’s cash balance at March 31, 2011 increased to $79,202 by a net amount of $13,898 from $65,304 at March 31, 2010.
On November 18, 2010, the Company entered into an agreement with Great Western Bank for a line of credit in the amount of $475,000. As of March 31, 2011, the Company had a balance on the line of credit of $370,051. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at U.S. Prime plus 1% with a minimum rate of 5.5% (5.5% at March 31, 2011). The line includes certain reporting and financial covenants and is cross-collateralized by accounts receivable and inventory.
In February 2007 and October 2007, the Company entered into two new notes payable with American National Bank to refinance notes that were outstanding at that time. The notes include certain reporting and financial covenants and have a cross default provision. As of March 31, 2011, the balance of one of the notes is due within the next 12 months and therefore has been reclassified as current debt in the March 31, 2011 balance sheet. Because of the change in classification, the Company does not meet the current ratio covenant required by the bank under the terms of the note payable. The bank has granted a waiver of non-compliance as of March 31, 2011 for this covenant violation. Expected future violations have not been waived at this time. The Company is working on refinancing both notes as the Company projects that they will not be able to pay the balance due on the note that is due in February 2012 in the amount of $1,406,502. As the Company projects that they will not be able to pay the outstanding balance of the note due in February 2012 and there is a cross default provision on the notes, the outstanding balance of both notes, including the note due in October 2012 in the amount of $2,842,814, are classified as current as of March 31, 2011 in the balance sheet. In order for us to continue as a going concern, we hope to refinance the existing debt but there is no assurance that we will be able to do so. If we are unable to refinance existing debt, sell certain assets or raise additional equity, we may be required to significantly reduce or cease operations.
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company, Messrs. Larson and Sipple, for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5% that has been recorded as notes receivable related party. The Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note. The accumulated interest and outstanding principal were due upon maturity in August 2007. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. During the year ended March 31, 2003, the Board of Directors determined that 500,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties. On December 7, 2007, Mr. Sipple paid the entire balance due to the Company in the amount of $310,311. In the third quarter of fiscal year 2008, $178,722 of the deferred gain was recognized as the $200,000 note receivable plus interest from Mr. Sipple was paid.
On March 31, 2011, the Company declared an outstanding promissory note between the Company and Mr. Larson in default. The promissory note matured on August 30, 2001 and as of March 31, 2011, the outstanding principal and interest due was $398,076. In accordance with the terms of the pledge agreement, Mr. Larson consented to the transfer of the 500,000 shares of common stock to the Company. The 500,000 shares of common stock were determined to have a value of $175,000 based on a price of $0.35 per share, which was the closing price on March 31, 2011, the date the shares were transferred and the note cancelled. The difference between the outstanding amount of the note at the notice of default and the value of the pledged shares transferred to the Company at the notice of default was $223,076 which has been reported as other compensation to Mr. Larson. The Company also recognized the remaining $178,822 in deferred gain on the sale of real estate.
Contractual Obligations and Commitments
The following table sets forth our contractual commitments as of March 31, 2011:

	Long-Term Debt
Fiscal Year End	and Capital Leases	Operating Lease	Total
2012	$4,291,971	$384,237	$4,676,208
2013	26,321	271,304	297,625
2014	16,530	162,385	178,915
2015	—	80,835	80,835
Thereafter	—	18,252	18,252

Total	$4,334,822	$917,013	$5,251,835

Please refer to notes 4, 5, 6, 7 and 8 in our Consolidated Financial Statements for more information regarding our future cash commitments.
Impact of Inflation
We believe that our results are not dependent upon moderate changes in inflation rates, however, our notes are subject to fluctuations in the U.S. Prime interest rate.
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
In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. In addition, the guidance clarifies certain existing disclosure requirements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the additional Level 3 reconciliation disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the new requirements in 2010. The adoption of this guidance did not have a material impact on the financial statements.
On February 24, 2010, the FASB issued guidance to eliminate contradictions between the requirements of U.S. GAAP and the Securities and Exchange Commission’s (SEC) filing rules. The amendments also discharge the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. The guidance was effective upon issuance and did not have a material impact on the financial statements.
In February 2010 the FASB issued Accounting Standards Update (ASU) 2010-09 “Subsequent Events (Topic 855)” (“2010-09”). ASU 2010-09 clarifies the interaction of Accounting Standards Codification 855, Subsequent Events (“Topic 855”) with guidance issued by the SEC as well as the intended breadth of the reissuance disclosure provision related to subsequent events found in paragraph 855-10-50-4 in Topic 855. This update is effective for annual or interim periods ending after June 15, 2010. The adoption of this guidance did not have a material impact on the financial statements.
In July 2010, the FASB issued guidance to require increased disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosure about credit quality indicators, past due information and modifications of financing receivables. Trade accounts receivable with maturities of one year or less are excluded from the disclosure requirements. The Company adopted the guidance in 2010, which did not have a material impact on the financial statements.
In December 2010, the FASB issued ASU 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires the Company to perform Step 2 if it is more likely than not that a goodwill impairment may exist. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Under the guidance, any impairment recorded upon adoption is recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. The Company will adopt these standards on April 1, 2011 and does not expect it will have a material impact on its financial statements.

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
Louisville, Colorado
We have audited the accompanying balance sheets of Eldorado Artesian Springs, Inc. (“the Company”) as of March 31, 2011 and 2010 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eldorado Artesian Springs, Inc. as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced circumstances which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Ehrhardt Keefe Steiner & Hottman PC
June 29, 2011
Denver, Colorado

Balance Sheets

	March 31, 2011	March 31, 2010
Assets
Current assets
Cash	$79,202	$65,304
Accounts receivable — trade, net	1,048,546	853,914
Inventories	368,197	391,410
Prepaid expenses and other	57,018	136,396
Deferred tax asset	—	29,648

Total current assets	1,552,963	1,476,672

Non-current assets
Property, plant and equipment, net	3,994,823	4,149,154
Notes receivable — related party	—	369,397
Investments	361,196	361,196
Water rights, net	71,675	71,675
Deposits	148,200	118,020
Deferred tax asset — long term	—	101,466
Other, net	51,354	34,346

Total non-current assets	4,627,248	5,205,254

Total assets	$6,180,211	$6,681,926

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$503,166	$570,584
Accrued expenses	335,580	283,145
Customer deposits	99,107	73,423
Line of credit	370,051	—
Current portion of capital lease obligations	42,655	121,634
Current portion of long-term debt	4,249,316	68,842

Total current liabilities	5,599,875	1,117,628

Non-current liabilities
Capital lease obligations, less current portion	42,851	17,910
Long-term debt, less current portion	—	4,256,953
Deferred gain on the sale of real estate	—	178,822

Total non-current liabilities	42,851	4,453,685

Total liabilities	5,642,726	5,571,313

Commitments and contingency

Stockholders’ equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,036,091 and 6,536,091 (2011 and 2010) issued and outstanding	6,036	6,536
Additional paid-in capital	1,653,496	1,768,598
Accumulated deficit	(1,122,047)	(664,521)

Total stockholders’ equity	537,485	1,110,613

Total liabilities and stockholders’ equity	$6,180,211	$6,681,926

See notes to financial statements

Statements of Operations

	For the Years Ended
	March 31,
	2011	2010

Revenues
Water and related	$8,715,073	$8,380,923
Resort operations	138,558	95,852

Total revenues	8,853,631	8,476,775

Cost of goods sold	2,363,365	2,129,757

Gross profit	6,490,266	6,347,018

Operating expenses
Salaries and related expenses	3,439,184	3,226,075
Administrative and general	1,755,868	1,647,194
Delivery	778,782	746,670
Advertising and promotions	236,860	328,731
Depreciation and amortization	470,367	497,947

Total operating expenses	6,681,061	6,446,617

Loss from operations	(190,795)	(99,599)

Other income (expense)
Gain on the sale of property	178,822	—
Interest income	33,054	26,745
Interest expense	(347,493)	(361,467)

Total other income (expense)	(135,617)	(334,722)

Loss before income taxes	(326,412)	(434,321)

Income tax (expense) benefit
Deferred	(131,114)	73,400

Total income tax (expense) benefit	(131,114)	73,400

Net loss available to common shareholders	$(457,526)	$(360,921)

Basic and diluted weighted average common shares outstanding	6,036,091	6,536,091

Basic and diluted loss per common share	$(0.08)	$(0.06)

See notes to financial statements

Statement of Changes in Stockholders’ Equity
For the Years Ended March 31, 2011 and 2010

					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Equity

Balance — March 31, 2009	6,536,091	$6,536	$1,736,438	$(303,600)	$1,439,374

Stock options issued to employees	—	—	32,160	—	32,160

Net loss	—	—	—	(360,921)	(360,921)

Balance — March 31, 2010	6,536,091	$6,536	$1,768,598	$(664,521)	$1,110,613

Stock options issued to employees	—	—	59,398	—	59,398

Stock transferred for note payment	(500,000)	(500)	(174,500)	—	(175,000)

Net loss	—	—	—	(457,526)	(457,526)

Balance — March 31, 2011	6,036,091	$6,036	$1,653,496	$(1,122,047)	$537,485

See notes to financial statements

Statements of Cash Flows

	For the Years Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(457,526)	$(360,921)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	470,367	497,947
Deferred income taxes	131,114	(73,400)
Stock based compensation	59,398	32,160
Accrued interest on related party note receivable	(28,679)	(26,610)
Change in deferred gain on the sale of real estate	(178,822)	—
Compensation on related party note receivable write-off	223,076	—
Changes in assets and liabilities
Accounts receivable	(194,632)	113,594
Inventories	23,213	1,910
Prepaid expenses and other	62,370	(3,478)
Deposits	(30,180)	(5,200)
Accounts payable	(67,418)	149,735
Accrued expenses	52,435	(395)
Income taxes	—	66,405
Customer deposits	25,684	6,946

Net cash provided by operating activities	90,400	398,693

Cash flows from investing activities
Purchases of property and equipment	(240,917)	(196,978)

Net cash used in investing activities	(240,917)	(196,978)

Cash flows from financing activities
Net proceeds from line of credit	370,051	—
Payments on long-term debt and capital leases	(205,636)	(483,559)

Net cash provided by (used in) financing activities	164,415	(483,559)

Net increase (decrease) in cash	13,898	(281,844)

Cash — beginning of year	65,304	347,148

Cash — end of year	$79,202	$65,304

Supplemental disclosure of cash flow information
Cash paid during the year for interest was $347,493 (2011) and $361,468 (2010).
Cash paid during the year for income taxes was $0 (2011 and 2010).
The Company acquired $75,120 (2011) and $0 (2010) in fixed assets through capital leases.
During fiscal 2011, the Company reduced the related party note receivable by $175,000 upon receipt of stock pledged as collateral.
See notes to financial statements

Note 1 — Description of Business and Summary of Significant Accounting Policies
Eldorado Artesian Springs, Inc., (the “Company”), is a Colorado corporation which primarily sells bottled Artesian spring water from springs located in Eldorado Springs, Colorado and rents water dispensers. The Company also sells a line of Organic Vitamin Charged Spring Water to retail stores. The Company also rents out a single family house, and during the summer months, it operates a natural Artesian spring pool. The Company’s bottling and distribution facility is located in Louisville, Colorado.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At March 31, 2011 and 2010, the Company did not have any cash equivalents.
Inventories
Inventories consist primarily of water bottles and packaging and are stated at the lower of cost or market, determined using the first-in, first-out method (FIFO).
Deposits
Deposits consist primarily of deposits related to the purchase of equipment.
Property, Plant, and Equipment
Property, plant and equipment are stated at cost. Machinery, equipment, furniture and fixtures are depreciated using various methods over their estimated useful lives, ranging from 3 to 7 years. Buildings and improvements are depreciated using the straight—line method over the estimated useful lives for owned assets, ranging from 15 to 39 years. Depreciable lives on leasehold improvements are the shorter of the lease term or the useful life. Capital leased assets amortize over the shorter of their useful life or related lease term.
Investments
The Company owns investments of capital stock in an investee. [Please explain this arrangement] This investment entitles the Company to an equal pro rata share of this investee’s irrigation system. As the ownership represents less than 20% ownership of the Company the value of this investment is stated at cost and evaluated for impairment if there are indications of such.
Water Rights
Water rights are recorded at cost. As water rights have an indefinite life, no amortization is recognized.
Other Assets
Other assets consist of loan fees and other costs which have been recorded at cost and are being amortized on the straight-line basis over 5 years. The Company expects to amortize approximately $4,000 each year for the next three years.

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
Stock Based Compensation
The Company accounts for employee stock-based compensation under “ASC 718 — Compensation — Stock Compensation” which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. ASC 718 does not change the accounting guidance for share-based payment transactions with parties other than employees provided in. The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model. Stock-based compensation expense recognized under ASC 718 for the twelve months ended March 31, 2010 was $59,398 and $32,160 for the twelve months ended March 31, 2011, which consisted of compensation expense related to employee stock options based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.
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
Potentially dilutive common shares and outstanding options and warrants which have been excluded from the computation of diluted income per share as of March 31, 2011 and 2010 were 226,000 and 254,000, respectively, because their effect would have been antidilutive.
Fair Value of Financial Instruments
The carrying amounts of financial instruments including cash, receivables, accounts payable and accrued expenses approximate fair value as of March 31, 2011, because of the relatively short maturity of these instruments.
The carrying amounts of notes receivable and long-term debt approximate fair value as of March 31, 2011 because interest rates on these instruments approximate market interest rates.
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
Promotional Expense — Consideration to Vendors
The Company recognizes certain promotional expenses as a reduction in revenues. These costs included off invoice discounts to resellers and promotions for customers.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expenses for the years ended March 31, 2011 and 2010 were $236,860 and $328,731, respectively.
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
In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. In addition, the guidance clarifies certain existing disclosure requirements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the additional Level 3 reconciliation disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the new requirements in 2010. The adoption of this guidance did not have a material impact on the financial statements.
On February 24, 2010, the FASB issued guidance to eliminate contradictions between the requirements of U.S. GAAP and the Securities and Exchange Commission’s (SEC) filing rules. The amendments also discharge the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. The guidance was effective upon issuance and did not have a material impact on the financial statements.
In February 2010 the FASB issued Accounting Standards Update (ASU) 2010-09 “Subsequent Events (Topic 855)” (“2010-09”). ASU 2010-09 clarifies the interaction of Accounting Standards Codification 855, Subsequent Events (“Topic 855”) with guidance issued by the SEC as well as the intended breadth of the reissuance disclosure provision related to subsequent events found in paragraph 855-10-50-4 in Topic 855. This update is effective for annual or interim periods ending after June 15, 2010. The adoption of this guidance did not have a material impact on the financial statements.
In July 2010, the FASB issued guidance to require increased disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosure about credit quality indicators, past due information and modifications of financing receivables. Trade accounts receivable with maturities of one year or less are excluded from the disclosure requirements. The Company adopted the guidance in 2010, which did not have a material impact on the financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires the Company to perform Step 2 if it is more likely than not that a goodwill impairment may exist. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Under the guidance, any impairment recorded upon adoption is recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. The Company will adopt these standards on April 1, 2011 and does not expect it will have a material impact on its financial statements.
Note 2 — Going Concern
Cash flows generated from operations and proceeds from a line of credit were sufficient to meet our working capital requirements for the year ended March 31, 2011, but will not likely be sufficient to meet our working capital requirements for the foreseeable future. In February 2007 and October 2007, the Company entered into two new notes payable with American National Bank to refinance notes that were outstanding at that time. The notes include certain reporting and financial covenants and have a cross default provision. As of March 31, 2011, the balance of one of the notes is due within the next 12 months and therefore has been reclassified as current debt in the March 31, 2011 balance sheet. Because of the change in classification, the Company does not meet the current ratio covenant required by the bank under the terms of the note payable. The bank has granted a waiver of non-compliance as of March 31, 2011 for this covenant violation. Expected future violations have not been waived at this time. The Company is working on refinancing both notes as the Company projects that they will not be able to pay the balance due on the note that is due in February 2012 in the amount of $1,406,502. As the Company projects that they will not be able to pay the outstanding balance of the note due in February 2012 and there is a cross default provision on the notes, the outstanding balance of both notes, including the note due in October 2012 in the amount of $2,842,814, are classified as current as of March 31, 2011 in the balance sheet. In order for the Company to continue as a going concern, we hope to refinance the existing debt but there is no assurance that we will be able to do so. If we are unable to refinance existing debt, sell certain assets or raise additional equity, we may be required to significantly reduce or cease operations.
Note 3 — Balance Sheet Disclosures
Accounts receivable consist of the following at:

	March 31, 2011	March 31, 2010
Accounts receivable
Accounts receivable	$1,128,546	$933,914
Allowance for doubtful accounts	(80,000)	(80,000)

	$1,048,546	$853,914

Property, plant and equipment consist of the following at:

	March 31, 2011	March 31, 2010
Property, plant and equipment
Land	$1,000,263	$1,000,263
Buildings and improvements	4,401,998	4,294,275
Machinery and equipment	5,294,411	5,088,521
Office furniture and fixtures	329,391	329,391

	11,026,063	10,712,450
Less accumulated depreciation and amortization	(7,031,240)	(6,563,296)

	$3,994,823	$4,149,154

Accrued expenses consist of the following at:

	March 31, 2011	March 31, 2010
Accrued expenses
Accrued payroll and taxes	$102,943	$90,313
Accrued property taxes	206,331	168,754
Accrued sales taxes	26,306	24,078

	$335,580	$283,145

Note 4 — Deferred Gain on the Sale of Real Estate
During the year ended March 31, 2002, the Company entered into an agreement to sell certain parcels of real estate to two senior executives of the Company, Messrs. Larson and Sipple, for a total of $900,000. The Company received cash from the sale of $500,000. The Company also provided 60 month carry back financing of $400,000 with interest at 7.5%. The Company recognized a gain on the real estate sales of $519,937 and deferred an additional $357,544 of gain as required by the terms of the carry back note. The collateral on the notes receivable included a junior deed of trust on the properties and shares of the Company’s common stock. The accumulated interest and outstanding principal were due upon maturity in August 2007. During the year ended March 31, 2003, the Board of Directors determined that 500,000 shares of common stock of the Company was sufficient collateral and released the junior deed of trust on the properties.
On March 31, 2011, the Board of Directors declared the outstanding promissory note between the Company and Mr. Larson in default. The promissory note matured on August 30, 2001 and as of March 31, 2011, the outstanding principal and interest due was $398,076. The promissory note was secured by 500,000 shares of the Company’s common stock owned by Mr. Larson pursuant to a pledge agreement dated August 20, 2001. Pursuant to the pledge agreement, Mr. Larson forfeited and transferred 500,000 shares of common stock to the Company in exchange for cancellation of the note. The shares had a value of $175,000 based on a price of $0.35 per share, which was the closing price on March 31, 2011, the date the shares were transferred and the note cancelled. The difference between the outstanding amount of the note at the time of declared default on March 31, 2011 and the value of the pledged shares transferred to the Company at the time of declared default was $223,076, which is reported as compensation to Mr. Larson.
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
Note 5 — Long-Term Debt
Long-term debt is as follows:

March 31, 2011	March 31, 2010
Note payable to a bank with interest fixed at 7.5% until October 2012, at which time the balance of the note is due. The note calls for monthly principal and interest payments of $22,385 with unpaid principal and interest due October 2012. The note is cross-collateralized by substantially all assets of the Company and guaranteed by three stockholders and officers of the Company. The note is subject to certain restrictive covenants, which have a cross default provision with the note due in October 2012. The bank has waived the covenants as of March 31, 2011. As projected future covenant violations have not been waived and the Company projects that they will not be able to pay the remaining balance of the note due in February 2012, the balance of the existing note has been classified as current debt.
$2,842,814	$2,893,080

	March 31, 2011	March 31, 2010
Note payable to a bank with interest fixed at 7.75% until February 2012, at which time the balance of the note is due. The note calls for monthly principal and interest payments of $11,439 with all unpaid principal and interest due February 2012. The note is cross-collateralized by all rents and property as outlined in the Deed of Trust and guaranteed by three stockholders and officers of the Company. The note is subject to certain restrictive covenants, which have a cross default provision with the note due in October 2012. The bank has waived the covenant violations as of March 31, 2011.	1,406,502	1,432,715

	4,249,316	4,325,795
Less current portion	(4,249,316)	(68,842)

	$—	$4,256,953

Note 6 — Line of Credit
On November 18, 2010, the Company entered into an agreement with Great Western Bank for a line of credit in the amount of $475,000. As of March 31, 2011, the Company had a balance on the line of credit of $370,051. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at U.S. Prime plus 1% with a minimum rate of 5.5% (5.5% as of March 31, 2011). The line includes certain reporting and financial covenants and is collateralized by accounts receivable and inventory and is subordinate to the long-term debt in Note 5.
Note 7 — Capital Leases
The Company acquired assets under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. The leases expire between April 2011 and June 2011. Amortization of the leased property is included in depreciation expense.
The assets under capital lease have cost and accumulated amortization as follows:

March 31,
2011

Cost	$351,877
Less accumulated amortization	(227,691)

$124,186

Maturities of capital lease obligations are as follows:

Year Ending March 31,

2012	$53,267
2013	29,232
2014	17,052

Total minimum lease payments	99,551
Amount representing interest	(14,045)

Present value of net minimum lease payments	85,506
Less current portion	(42,655)

Long-term capital lease obligation	$42,851

Note 8 — Income Taxes
The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that are not expected to be realized based on available evidence. As of March 31, 2010, the deferred tax asset was reduced by a valuation allowance of $252,270 for amounts the Company had determined that there is uncertainty of realization. Net operating losses in the amount of $212,078 begin to expire in 2028.
The Company is subject to income taxes in the U.S. federal jurisdiction, and various state and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the United States, the tax years 2007-2010 remain open to examination by the federal Internal Revenue Service and the tax years 2006-2010 remain open for various state taxing authorities. The Company has not taken any uncertain tax positions. The net current and long-term deferred tax assets and liabilities in the accompanying balance sheet include the following:

	March 31, 2011	March 31, 2010

Current deferred tax asset	$—	$29,648
Current deferred tax liability	—	—

Net current deferred tax asset	$—	$29,648

Long-term deferred tax asset, net of valuation allowance	$—	$101,466
Long-term deferred tax liability	—	—

Net long-term deferred tax asset, net of valuation allowance	$—	$101,466

Temporary differences giving rise to the net deferred tax asset are as follows:

Allowance for doubtful accounts	$29,648	$29,648
Property and equipment	630	(58,651)
Deductible stock compensation	9,914	9,914
Net operating loss and credits	212,078	216,319
Deferred gain and other	—	3,884
Valuation allowance	(252,270)	(70,000)

	$—	$131,114

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income compared to the income tax (expense) benefit in the statements of income:

	For the Years Ended
	March 31,
	2011	2010

Federal income taxes computed at statutory rate	$(79,633)	$(147,669)
State income taxes	(4,335)	(11,568)
Stock based compensation	20,195	10,934
Other	11,280	4,903
Valuation allowance	183,607	70,000

	$131,114	$(73,400)

Note 9 — Commitments
Operating Leases
The Company leases delivery trucks, vehicles, equipment and property under non-cancelable operating leases. Rent expense for these leases was $410,871 and $414,599 for the years ended March 31, 2011 and 2010, respectively.
Future minimum lease payments under these leases are approximately as follows:

Year Ending March 31,

2012	$363,237
2013	271,304
2014	162,385
2015	80,835
Thereafter	18,252

$896,013

Renewable Energy Service Agreement
On June 11, 2009, the Company entered into a twenty year renewable energy service agreement with Eldorado Springs Solar, LLC, an unrelated third party, to design, install, own, operate and maintain a solar electricity generating system at our property in Louisville, Colorado. The Company will purchase all of the solar electricity generated by the system which will provide approximately 50% of the electricity needs at the facility in Louisville, Colorado. The agreement provides a guaranteed energy rate schedule for 10 years with a reset rate in year eleven for the electric cost. If the Company was to terminate the agreement the Company would be required to pay a termination penalty. As of March 31, 2011, this penalty would be approximately $388,000. The Company also has the option to purchase and take title to the system starting in year eleven. During the fiscal year ended March 31, 2011, the Company expensed approximately $10,000 in utility costs under this agreement.
Note 10 — Contingency
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

Note 11 — Stockholders’ Equity
Stock Options
The Company has a qualified stock plan, the 2008 Incentive Stock Plan, pursuant to which 2,000,000 shares were reserved for issuance. As of March 31, 2011, 25,000 shares were reserved for issuance pursuant to outstanding grants and 1,950,000 shares were available for future grant. Additionally, the Company previously had a qualified stock plan, the 1997 Stock Option Plan, which expired in 2007, pursuant to which 875,000 shares were reserved for issuance. As of March 31, 2011, 176,000 shares were reserved for issuance pursuant to outstanding grants and no shares were available for future grant as the plan has expired. The 2008 Incentive Stock Plan and the 1997 Stock Option Plan, referred to herein as the Plans, and the shares issuable there under, are both registered on Form S-8 with the Securities and Exchange Commission. The Plans provide for the grant of options and other equity based awards to employees, directors and consultants of the Company and are administered by the Company’s Board of Directors.
The following table presents the activity for options outstanding:

		Weighted
		Average
	Stock	Exercise
	Options	Price ($)
Outstanding — March 31, 2009	270,000	1.48
Granted	—	—
Forfeited/canceled	(30,000)	1.50
Exercised	—	—

Outstanding — March 31, 2010	240,000	1.47
Granted	—	—
Forfeited/canceled	(14,000)	1.48
Exercised	—	—

Outstanding — March 31, 2011	226,000	$1.47

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number	Price*	Life*	Number	Price*

0.875	21,000	0.875	3.44	21,000	0.875
1.00	17,000	1.00	2.88	17,000	1.00
1.43	100,000	1.43	1.34	100,000	1.43
1.65	18,000	1.65	5.59	18,000	1.65
1.75	20,000	1.75	6.59	20,000	1.75
1.80	50,000	1.80	7.55	25,000	1.80

Total — March 31, 2011	226,000	$1.47	3.31	201,000	$1.43

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, in years, respectively.
The fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimate are based on historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. The value of stock options, net of an estimated forfeiture rate of 0%, is recognized over the requisite service period. As of March 31, 2011, $40,242 of value remained to be expensed in future periods.

Warrants
On January 24, 2008, the Company retained Pfeiffer High Investor Relations, Inc. (“PHIR”) to develop and implement a comprehensive investor relations program. For providing services, PHIR was paid a monthly retainer fee of $5,000. In addition, the Company granted to PHIR principals, John Pfeiffer and Geoff High, a total of 20,000 warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $1.80. The warrants vest one-third on the date of the agreement, one-third at the six-month anniversary and one-third at 12-month anniversary. In the event of termination of the agreement, warrants will vest on a pro-rata basis for the period in which the agreement was in effect. All warrants have a four-year term, have cashless exercise provisions and piggyback registration rights. The warrants were determined to have a value of $26,750 based upon the Black-Scholes option-pricing model. As of March 31, 2011, all of the warrants were fully vested. The warrants have a remaining life of 10 months. The Company terminated the agreement with PHIR in February 2009.
Note 12 — Employee Benefit Plan
The Company has adopted a 401(k) profit sharing plan for its employees. Employees become eligible to participate in the plan once they have completed one year of service and have reached 21 years of age. Contributions by the Company and employees vest immediately. The Company matches 100% of employee’s contributions up to 3% of the employee’s gross pay. The Company matched approximately $44,500 for the year ended March 31, 2011 and $46,000 for the year ended March 31, 2010. No discretionary profit sharing contributions were approved by the Board of Directors for the years ended March 31, 2011 and 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), referred to as the Internal Control—Integrated Framework. Based on this assessment, management, with the participation of our principal executive officer and principal financial officer, has determined that we did not maintain effective internal controls over financial reporting as of March 31, 2011. Management has identified a material weakness in the operation of our internal controls over financial reporting as it relates to the lack of technical expertise regarding complex accounting matters associated with certain equity transactions and the impact on deferred income taxes. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, in the future we intend to obtain the assistance of experienced financial personnel to enhance our financial reporting capabilities as the need arises.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.
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
The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

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

(3)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit
No.	Description	Location

3.1	Articles of Incorporation and Bylaws	Incorporated by reference to Exhibit 3 to the Registration Statement (No. 33-6738-D)

3.2	Amended Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 1998

3.3	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to Eldorado’s Form SB-2/A (Registration Statement No. 333-68553) filed with the Securities and Exchange Commission on November 21, 2000

3.4	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to Eldorado’s Form SB-2/A (Registration Statement No. 333-68553) filed with the Securities and Exchange Commission on July 2, 1999

10.1 *	1997 Stock Option Plan	Incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-68553

10.2	Promissory Note with First National Bank of Boulder County dated June 27, 1997	Incorporated by reference to Exhibit 10.2 to Registration Statement No. 333-68553

10.3	Deed of Trust dated June 27, 1997	Incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-68553

10.4	Small Business Administration Note — U.S. Bank, August 21, 2001	Incorporated by reference to Exhibit 10.4 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.5	U.S. Bank, August 21, 2001 Deed of Trust	Incorporated by reference to Exhibit 10.5 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.6	U.S. Small Business Administration Note — Bank of West, August 21, 2001	Incorporated by reference to Exhibit 10.6 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

Exhibit
No.	Description	Location

10.7	Bank of West, August 21, 2001, Deed of Trust	Incorporated by reference to Exhibit 10.7 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.8	Contract to Buy and Sell Real Estate (Commercial)	Incorporated by reference to Exhibit 10.1 to Eldorado’s Form 10-QSB for the quarter ended September 30, 2001

10.9	Contract to Buy and Sell Real Estate (Residential)	Incorporated by reference to Exhibit 10.2 to Eldorado’s Form 10-QSB for the quarter ended September 30, 2001

10.10	Contract to Buy and Sell Real Estate (Residential)	Incorporated by reference to Exhibit 10.3 to Eldorado’s Form 10-QSB for the quarter ended September 30, 2001

10.11	Note receivable — Doug Larson	Incorporated by reference to Exhibit 10.8 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.12	Doug Larson — Pledge agreement	Incorporated by reference to Exhibit 10.9 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.13	Note receivable — Kevin Sipple	Incorporated by reference to Exhibit 10.10 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.14	Kevin Sipple — Pledge agreement	Incorporated by reference to Exhibit 10.11 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.15	Management Consulting and Finders Agreement, dated as of January 4, 2005, by and between the Company and Capital Merchant Bank, LLC	Incorporated by reference to Exhibit 10.1 to Eldorado’s Form 8-K filed with the Securities and Exchange Commission on January 11, 2005

10.16	Warrant to Purchase Shares of Common Stock, dated January 4, 2005	Incorporated by reference to Exhibit 10.2 to Eldorado’s Form 8-K filed with the Securities and Exchange Commission on January 11, 2005

10.17	Water Lease Agreement with Denver Wells, LLC dated August 31, 2006	Incorporate by reference to Exhibit 10.14 to Eldorado’s Form 8-K filed with the Securities and Exchange Commission on October 4, 2006

10.18	Commercial Loan Agreement with American National Bank dated February 20, 2007	Incorporated by reference to Exhibit 10.18 to Eldorado’s Form 10-KSB filed with the Securities and Exchange Commission on June 26, 2007

10.19	Commercial Loan Agreement with American National Bank dated October 11, 2007	Incorporated by reference to Exhibit 10.1 to Eldorado’s Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007

10.20	Purchase and Sale Agreement with Farmers Reservoir and Irrigation Company Marshall Lake Division Shares dated February 28, 2007	Incorporated by reference to Exhibit 10.20 to Eldorado’s Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007

Exhibit
No.	Description	Location

10.21	Purchase and Sale Agreement with Farmers Reservoir and Irrigation Company Marshall Lake Division Shares dated August 2, 2007	Incorporated by reference to Exhibit 10.21 to Eldorado’s Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007

10.22	Water Use Agreement with the City of Louisville, Colorado dated October 16, 2007	Incorporated by reference to Exhibit 10.22 to Eldorado’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2007

10.23	Purchase and Sale Agreement with Farmers Reservoir and Irrigation Company Marshall Lake Division Shares dated March 21, 2008	Incorporated by reference to Exhibit 10.23 to Eldorado’s Form 10-KSB filed with the Securities and Exchange Commission on June 27, 2008

10.24 *	2008 Incentive Stock Plan	Incorporated by reference to Annex A to Eldorado’s Definitive Proxy Statement on Schedule 14A for the Annual meeting of Shareholders held on August 26, 2008

10.25	First Amendment to Water Lease Agreement dated July 15, 2008	Incorporated by reference to Exhibit 10.24 to Eldorado’s Form 8-k filed with the Securities and Exchange Commission on August 1, 2008

10.26	Commercial Loan Agreement with American National Bank dated March 17, 2009 (including Debt Modification Agreement dated March 17, 2009)	Incorporated by reference to Exhibit 10.26 to Eldorado’s Form 10-K filed with the Securities and Exchange Commission on June 29, 2009.

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELDORADO ARTESIAN SPRINGS, INC.

By:	/s/ Douglas A. Larson Douglas A. Larson,
President
(Principal Executive Officer)
Dated: June 29, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ Douglas A. Larson Douglas A. Larson,	June 29, 2011
President and Director

/s/ Kevin M. Sipple Kevin M. Sipple,	June 29, 2011
Vice-President and Director

/s/ Cathleen Shoenfeld Cathleen Shoenfeld,	June 29, 2011
Chief Financial Officer, Chief Accounting Officer
(Principal Financial and Accounting Officer), Secretary

/s/ Jeremy S. Martin Jeremy S. Martin,	June 29, 2011
Vice-President and Director

/s/ George J. Schmitt George J. Schmitt,	June 29, 2011
Director

/s/ J. Ross Colbert J. Ross Colbert,	June 29, 2011
Director