Form 10-Q
period 2011-06-30
ELDORADO ARTESIAN SPRINGS INC
filed 2011-08-15
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______ to______

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

Large accelerated filer ☐	☐	Accelerated filer	☐
Non-accelerated filer ☐	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  On August 15, 2011 there were 6,036,091 shares of the registrant’s common stock, $.001 par value, outstanding.

ELDORADO ARTESIAN SPRINGS, INC.
FORM 10-Q

ITEM 1.  FINANCIAL STATEMENTS
ELDORADO ARTESIAN SPRINGS, INC.
Balance Sheets

	June 30,	March 31,
	2011	2011
	(Unaudited)
Assets
Current assets
Cash	$123,324	$79,202
Accounts receivable – trade, net of $80,000 allowance	1,067,085	1,048,546
Inventories	445,389	368,197
Prepaid expenses and other	56,596	57,018
Total current assets	1,692,394	1,552,963

Non-current assets
Property, plant and equipment – net	3,940,598	3,994,823
Investments	361,196	361,196
Water rights	71,675	71,675
Deposits	116,955	148,200
Other – net	50,379	51,354
Total non-current assets	4,540,803	4,627,248

Total assets	$6,233,197	$6,180,211

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$596,865	$503,166
Accrued expenses	328,106	335,580
Customer deposits	103,674	99,107
Line of credit	370,051	370,051
Current portion of capital lease obligations	27,396	42,655
Current portion of long-term debt	4,231,247	4,249,316
Total current liabilities	5,657,339	5,599,875

Non-current liabilities
Capital lease obligations, less current portion	42,851	42,851
Total non-current liabilities	42,851	42,851
Total liabilities	5,700,190	5,642,726

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,036,091 (June and March 2011) issued and outstanding	6,036	6,036
Additional paid-in capital	1,658,526	1,653,496
Accumulated deficit	(1,131,555)	(1,122,047)
Total stockholders’ equity	533,007	537,485

Total liabilities and stockholders’ equity	$6,233,197	$6,180,211

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Operations

	For the Three Months Ended
	June 30,
	2011	2010
Revenue
Water and related	$2,282,562	$2,249,692
Resort operations	39,368	35,483
Net revenue	2,321,930	2,285,175

Cost of goods sold	638,280	644,306

Gross profit	1,683,650	1,640,869

Operating expenses
Salaries and related	778,447	817,502
Administrative and general	442,155	442,875
Delivery	191,777	183,029
Advertising and promotions	72,223	65,204
Depreciation and amortization	110,885	119,648
	1,595,487	1,628,258

Operating income	88,163	12,611

Other income (expense)
Interest income	435	6,970
Interest expense	(98,106)	(81,923)
	(97,671)	(74,953)

Net loss before provision for income taxes	(9,508)	(62,342)

Income tax benefit	-	21,300

Net loss	$(9,508)	$(41,042)

Basic and dilutive loss per common share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – basic and dilutive	6,036,091	6,536,091

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Cash Flows

	Three Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(9,508)	$(41,042)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	110,885	119,648
Deferred income tax benefit	-	(21,300)
Stock based compensation	5,030	8,040
Accrued interest on related party note receivable	-	(6,970)
Changes in certain assets and liabilities
Accounts receivable	(18,539)	(158,010)
Inventories	(77,192)	(23,020)
Prepaid expenses and other	422	30,761
Deposits	-	-
Accounts payable	93,699	72,094
Accrued expenses	(7,474)	117,056
Customer deposits	4,567	7,006
Net cash provided by operating activities	101,890	104,263
Cash flows from investing activities
Purchases of property and equipment	(24,440)	(69,813)
Net cash flows used in investing activities	(24,440)	(69,813)

Cash flows from financing activities
Payments on long-term obligations	(33,328)	(51,523)
Net cash flows used in financing activities	(33,328)	(51,523)

Net increase (decrease) in cash	44,122	(17,073)

Cash — beginning of period	79,202	65,304

Cash — end of period	$123,324	$48,231

Supplemental disclosures of cash flow information:

Cash paid for interest for the three months ended June 30, 2011 and June 30, 2010 was $98,106 and $81,923, respectively.

Cash paid for income taxes for the three months ended June 30, 2011 and June 30, 2010 was $0.

In April 2011, the Company capitalized equipment with a deposit of $31,245.

See notes to the financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Notes to Unaudited Financial Statements

Note 1 - Summary of Significant Accounting Policies

Interim Unaudited Financial Statements

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The results of operations for the three months ended June 30, 2011 and 2010 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally made in the registrant's annual report on Form 10-K. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the year ended March 31, 2011.

Cash flows generated from operations and proceeds from a line of credit were sufficient to meet our working capital requirements for the three months ended June 30, 2011, but will not likely be sufficient to meet our working capital requirements for the foreseeable future. In February 2007 and October 2007, the Company entered into two new notes payable with American National Bank to refinance notes that were outstanding at that time. The notes include certain reporting and financial covenants and have a cross default provision. As of June 30, 2011, the balance of one of the notes is due within the next 12 months and therefore has been reclassified as current debt in the June 30, 2011 balance sheet. Because of the change in classification, the Company does not meet the current ratio covenant required by the bank under the terms of the note payable. The bank has granted a waiver of non-compliance as of June 30, 2011 for this covenant violation. Expected future violations have not been waived at this time. The Company is working on refinancing both notes as the Company projects that they will not be able to pay the balance due on the note that is due in February 2012 in the amount of $1,406,502. As the Company projects that they will not be able to pay the outstanding balance of the note due in February 2012 and there is a cross default provision on the notes, the outstanding balance of both notes, including the note due in October 2012 in the amount of $2,842,814, are classified as current as of June 30, 2011 in the balance sheet.  In order for the Company to continue as a going concern, we hope to refinance the existing debt but there is no assurance that we will be able to do so. If we are unable to refinance existing debt, sell certain assets or raise additional equity, we may be required to significantly reduce or cease operations.

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

Litigation

The Company is not currently involved in any legal proceedings.  The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

Note 2 - Stockholders' Equity

Stock Option Plans

The Company has a qualified stock plan, the 2008 Incentive Stock Plan, pursuant to which 2,000,000 shares were reserved for issuance.  As of June 30, 2011, 50,000 shares were reserved for issuance pursuant to outstanding grants and 1,950,000 shares were available for future grant.  Additionally, the Company previously had a qualified stock plan, the 1997 Stock Option Plan, which expired in 2007, pursuant to which 875,000 shares were reserved for issuance.  As of June 30, 2011, 217,000 shares were reserved for issuance pursuant to outstanding grants and no shares were available for future grant as the plan has expired.  The 2008 Incentive Stock Plan and the 1997 Stock Option Plan, referred to herein as the Plans, and the shares issuable thereunder, are both registered on Form S-8 with the Securities and Exchange Commission.  The Plans provide for the grant of options and other equity based awards to employees, directors and consultants of the Company and is administered by the Company’s Board of Directors.

Warrants

On January 24, 2008, the Company retained Pfeiffer High Investor Relations, Inc. (“PHIR”) to develop and implement a comprehensive investor relations program. In addition, the Company granted to PHIR principals, John Pfeiffer and Geoff High, a total of 20,000 warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $1.80.  All warrants have a four-year term, have cashless exercise provisions and piggyback registration rights. The warrants were determined to have a value of $26,750 based upon the Black-Scholes option-pricing model.  As of June 30, 2011, all of the warrants were fully vested. The warrants have a remaining life of approximately 6 months.

Note 3 – Contingencies

Water Rights Contingency

When the Company purchased mountain property in 1983, included in the purchase price were certain water rights for Eldorado Springs.  These water rights are relatively junior to other water rights in the South Boulder Creek and South Platte Basins.  The Company has the right to beneficially use all of the water that emanates from the springs in accordance with its water rights unless a more senior rights holder makes a call on the water.  A senior call might occur in the winter or when runoff is low and insufficient to meet the water needs of more senior water users below Eldorado Springs.  Because of Colorado's drought conditions, the possibility of a senior call has increased.  For many years, the Company had enrolled its water rights in a substitute supply plan approved by the Colorado State Engineer, which serves to protect the Company's water supply in the event of a senior call.

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

The Company is also pursuing other possible supply sources for use in augmenting the stream flows as a result of the Company's withdrawals of water.  There is no assurance that any of the renewal applications, Colorado Water Court applications for permanent augmentation, or any other alternative arrangements being sought by the Company will be approved.  Denial of the Company's applications for substitute or for a permanent augmentation plan coupled with a senior call on the Company's water will likely result in a significant financial impact on the Company.  The Company will also incur significant expenses in connection with its efforts to obtain approval of these plans.  In the event of the approval of a permanent augmentation plan, the Company will also incur additional expenses associated with its required purchase of additional water rights.

Note 4 – Commitments

Line of Credit

On November 18, 2010, the Company entered into an agreement with Great Western Bank for a line of credit in the amount of $475,000. As of June 30, 2011, the Company had a balance on the line of credit of $370,051. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at Prime plus 1% with a minimum rate of 5.5%. The line includes certain reporting and financial covenants and is cross-collateralized by accounts receivable and inventory.  The line has a maturity date of November 18, 2011.

Notes Payable

On February 20, 2007, the Company entered into a commercial loan agreement with American National Bank. Under the loan agreement, the Company received proceeds of $1,500,000 from the bank pursuant to a promissory note. The terms of the note include a fixed interest rate of 7.75% for five years with monthly payments of approximately $11,500. A single “balloon payment” of the entire unpaid balance of principal and interest will be due on February 12, 2012. Under the loan agreement, the Company granted the bank security interests in the leases and rents on the property in Eldorado Springs, Colorado as well as a deed of trust for the same property in Eldorado Springs, Colorado. The balance as of June 30, 2011 was approximately $1,400,000.

On October 11, 2007, the Company entered into a commercial loan agreement with American National Bank. Under the loan agreement, the Company received proceeds of $3,000,000 from the bank pursuant to a promissory note. The terms of the note include a fixed interest rate of 7.5% for five years with monthly payments of approximately $22,300.  A single “balloon payment” of the entire unpaid balance of principal and interest will be due on October 11, 2012. Under the loan agreement, the Company granted the bank security interests in the leases and rents on the property in Louisville, Colorado as well as a deed of trust for the same property in Louisville, Colorado. The balance as of June 30, 2011 was approximately $2,831,000.

As of June 30, 2011, the balance of one of the notes, approximately $1,400,000, is due within the next 12 months and therefore has been reclassified as current debt in the June 30, 2011 balance sheet. Because of the change in classification, the Company does not meet the current ratio covenant required by the bank under the terms of the note payable. The bank has granted a waiver of non-compliance as of June 30, 2011 for this covenant violation. Expected future violations have not been waived at this time. The Company is working on refinancing both notes as the Company projects that they will not be able to pay the balance due on the note that is due in February 2012 in the amount of $1,400,002. As the Company projects that they will not be able to pay the outstanding balance of the note due in February 2012 and there is a cross default provision on the notes, the outstanding balance of both notes, including the note due in October 2012 in the amount of $2,831,245, are classified as current as of June 30, 2011 in the balance sheet.  In order for us to continue as a going concern, we hope to refinance the existing debt but there is no assurance that we will be able to do so. If we are unable to refinance existing debt, sell certain assets or raise additional equity, we may be required to significantly reduce or cease operations.

Renewable Energy Service Agreement

On June 11, 2009, the Company entered into a twenty year renewable energy service agreement with Eldorado Springs Solar, LLC, an unrelated third party, to design, install, own, operate and maintain a solar electricity generating system at our property in Louisville, Colorado. The Company will purchase all of the solar electricity generated by the system which will provide approximately 50% of the electricity needs at the facility in Louisville, Colorado. The agreement provides a guaranteed energy rate schedule for 10 years with a reset rate in year 11 for the electric cost. If the Company was to terminate the agreement the Company would be required to pay a termination penalty. As of June 30, 2011, this penalty would be approximately $380,000. The Company also has the option to purchase and take title to the system starting in year 11.

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

Results of Operations

Performance Overview – Recent Trends

Revenues for the three months ended June 30, 2011 increased 1.6% to $2,321,930 from $2,285,175 for the same period ended June 30, 2010.  The increase in revenues was mainly generated by an increase in the overall revenues for the 5 and 3 gallon products delivered to the home and office accounts. Certain trends have been noticed in consumer buying that indicates that customers are choosing larger, more economical packaging over the smaller size PET products.

The Company has been able to reduce costs in certain areas that resulted in an overall decrease in operating expenses as compared to previous years. The Company has also been experiencing a decrease in certain costs associated with raw materials used as well as other operating expense costs.

The Company continues to look for ways to utilize advertising and promotional budgets to promote various products as well as attract new home and office delivery accounts. The Company has been able to increase the customer base with these efforts and will continue to look for additional ways to increase the sales of our core products.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Sales

Sales for the three months ended June 30, 2011 were $2,321,930 compared to $2,285,175 for the same period ended June 30, 2010, an increase of 1.6%.

Sales of the products used in the delivery to homes and offices which include 5 and 3 gallons bottles as well as the dispenser units were 54.5% of sales and increased from $1,196,170 for the three months ended June 30, 2010 to $1,264,966 for the three months ended June 30, 2011, an increase of $68,796 or 5.8%.  Total units sales of 5 and 3 gallon products increased by approximately 1% while the average selling price increased 4.9%. The Company has increased the customer base and continues to attract new business through a variety of sales events and outside sales staff.

The Company increased filter rental and sales from $39,456 for the three months ended June 30, 2011 to $44,810 for the three months ended June 30, 2011, an increase of $5,354 or 13.6%. Consumers are looking for ways to decrease expenses and are substituting filtration units for the 5 and 3 gallon products. The Company also sells coffee and coffee equipment from our existing route vehicles. For the three months ended June 30, 2011, sales for coffee, coffee equipment and accessories increased from $37,327 for the three months ended June 30, 2011 compared to $39,852 for the three months ended June 30, 2011. The Company continues to experience competition for the coffee service from local distributors as well as on-line web sites that promote similar products. The commodity price of coffee has also increase which has resulted in an increase in the price of the coffee to our customers.

Sales of the Company’s PET products (.5 liter to 1.5 liter sizes), including private label products, represented 17% of sales for the three months ended June 30, 2011 and 18.7% of sales for three months ended June 30, 2010 or $394,870 and $426,315, respectively. This represented a decrease of 7.4%. The Company’s gallon size products were 11.9% of sales or $275,892 for the three months ended June 30, 2011 compared to $263,743 for the three months ended June 30, 2010, an increase of 4.6%. Sales for the private label one gallon purified water products were $194,854 for the three months ended June 30, 2011 compared to $199,044 for the three months ended June 30, 2010, a decrease of approximately 2.1%. The Company expects to continue shipments of this product in the future and will look to expand distribution where available.

Sales of the Company's organic vitamin charged spring water were $53,518 for the three months ended June 30, 2011 compared to $86,567 for the three months ended June 30, 2010, a decrease of 38%. The line of Organic Vitamin Charged Spring Water is available Vitamin Cottage, Kroger’s (King Soopers and City Markets) and Whole Foods Markets in the Midwest area. Additionally, the product is available to more than 2,000 other retail outlets, convenience stores and on-premise locations serviced by UNFI, US Food Service and KeHE Distributors.

Gross Profit/Cost of Goods Sold

Cost of goods sold the three months ended June 30, 2011 were $638,280, or 27.5% of sales, compared to $644,306 or 28.2% of sales for the three months ended June 30, 2010. Gross profit increased from $1,640,869, or 71.8% of sales for the three months ended June 30, 2010 to $1,683,650 or 72.5% of sales for the three months ended June 30, 2011. Overall, gross profit increased 2.6% for the three months ended June 30, 2011.

Cost of goods for the home and office products were $95,102, or 7.5% of 5 and 3 gallon sales for the three months ended June 30, 2011, compared to $80,911, or 6.8% of 3 and 5 gallon sales for the three months ended June 30, 2010. Cost of goods for the Eldorado brand one gallon products were $124,211, or 45% of one gallon sales for the three months ended June 30, 2011, compared to $101,319, or 38.4% of one gallon sales for the three months ended June 30, 2010. Cost of goods for the private label purified water was $135,594 and $136,782, or 69.6% and 68.7% of sales for the three months ended June 30, 2011 and June 30, 2010. The purified water has a lower average selling price than the Eldorado brand one gallon products which results in higher cost of goods as a percent of sales. Cost of goods for the PET products were $184,503, or 46.7% of sales for the three months ended June 30, 2011, compared to $196,808, or 46.2% of PET sales for the three months ended June 30, 2010.

Operating Expenses

Total operating expenses decreased to $1,595,487 for the three months ended June 30, 2011 compared to $1,628,258 for the three months ended June 30, 2010, a decrease of $32,771 or 2%. Of the total operating expenses, salaries and related expenses decreased to $778,447 for the three months ended June 30, 2011, or 33.5% of sales, from $817,502 for the three months ended June 30, 2010, or 35.8% of sales.

Administrative and general expenses decreased by less than 1% to $442,155 for the three months ended June 30, 2011 as compared to $442,875 for the three months ended June 30, 2010.

Delivery expenses increased from $183,029 for the three months ended June 30, 2010 to $191,777 for the three months ended June 30, 2011, an increase of 4.8%. The increase in fuel costs from 2010 to 2011 contributed to the largest increase in delivery expenses, increasing by almost 55%.

Advertising and promotion expenses increased 10.8% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  Advertising and promotion expenses were 3.1% and 2.9% of sales, respectively for the three months ended June 30, 2011 and 2010. The increase in advertising and promotional expenses is primarily related to increased in-store demonstrations of the organic vitamin charged spring water in order to increase the presence in new retail outlets.

Depreciation and amortization decreased 7.3% for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Depreciation and amortization was 4.8% of sales for the three months ended June 30, 2011 compared to 5.2% of sales for the three months ended June 30, 2010. Depreciation and amortization continues to decrease as more fixed assets become fully depreciated.

Interest, Taxes, Other Income and Other Expenses

For the three months ended June 30, 2011, interest income decreased to $435 as compared to $6,970 for the same period ended June 30, 2011. The Company stopped accruing interest on an outstanding related party note receivable as the note was written off on March 31, 2011 which resulted in the change in interest income.

Interest expense for the three months ended June 30, 2011, increased 19.8% to $98,106 as compared to $81,923 for the three months ended June 30, 2010. The Company incurred additional interest expense for the balance on the line of credit as of June 30, 2011.

For the three months ended June 30, 2011, the Company did not record an income tax benefit due to uncertainty of realization. For the three months ended June 30, 2010, the Company recorded an income tax benefit of $21,300.

The Company had a net loss after taxes of $9,508 for the three months ended June 30, 2011 compared to a net loss of $41,042 for the three months ended June 30, 2010.

Liquidity and Capital Resources

Trade accounts receivable for the three months ended June 30, 2011 were 1.8% more than at year ended March 31, 2011.  This resulted from the increase in revenues for the three months ended June 30, 2011.  Days sales outstanding was approximately 41 and 43 days for June 30, 2011 and March 31, 2011, respectively.

Cash flows from operating activities had a net inflow of $101,890 for the three months ended June 30, 2011. The cash provided by operating activities represents a decrease of $2,373 from the year ended March 31, 2011. The largest reconciling item between net income and net cash flow from operations was the $110,885 of depreciation and amortization.  The change in operating activities also resulted from the change in accounts payable and inventories.

Cash flows from investing activities resulted in a net outflow of $24,440 for the three months ended June 30, 2011.  This total represents expenditures on equipment for electric water coolers, filtration equipment and coffee dispensing equipment that are rented to delivery customers.

Cash flows from financing activities resulted in a net outflow of $33,328 for the three months ended June 30, 2011 for payments made on long-term obligations.

The Company’s cash balance at June 30, 2011 increased to $123,324 by a net amount of $44,122 from $79,202 at March 31, 2011.

On November 18, 2010, the Company entered into an agreement with Great Western Bank for a line of credit in the amount of $475,000. As of June 30, 2011, the Company had a balance on the line of credit of $370,051. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at Prime plus 1% with a minimum rate of 5.5%. The line includes certain reporting and financial covenants and is cross-collateralized by accounts receivable and inventory.  The line has a maturity date of November 18, 2011.

In February 2007 and October 2007, the Company entered into two new notes payable with American National Bank to refinance notes that were outstanding at that time. The notes include certain reporting and financial covenants and have a cross default provision. As of June 30, 2011, the balance of one of the notes is due within the next 12 months and therefore has been reclassified as current debt in the June 30, 2011 balance sheet. Because of the change in classification, the Company does not meet the current ratio covenant required by the bank under the terms of the note payable. The bank has granted a waiver of non-compliance as of June 30, 2011 for this covenant violation. Expected future violations have not been waived at this time. The Company is working on refinancing both notes as the Company projects that they will not be able to pay the balance due on the note that is due in February 2012 in the amount of $1,400,002. As the Company projects that they will not be able to pay the outstanding balance of the note due in February 2012 and there is a cross default provision on the notes, the outstanding balance of both notes, including the note due in October 2012 in the amount of $2,831,245, are classified as current as of June 30, 2011 in the balance sheet.  In order for us to continue as a going concern, we hope to refinance the existing debt but there is no assurance that we will be able to do so. If we are unable to refinance existing debt, sell certain assets or raise additional equity, we may be required to significantly reduce or cease operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding The Effectiveness Of Disclosure Controls And Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes In Internal Control Over Financial Reporting

 There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  As described above, in the future we intend to obtain the assistance of experienced financial personnel to enhance our financial reporting capabilities.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE AND PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  [Removed and Reserved]

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Please see the exhibit index following the signature page of this Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELDORADO ARTESIAN SPRINGS, INC.

Date: August 15, 2011	By:	/s/ Douglas A. Larson
Douglas A. Larson
President
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Cathleen Shoenfeld
Cathleen Shoenfeld
Chief Financial Officer
(Principal Financial Officer)

ELDORADO ARTESIAN SPRINGS, INC.

Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2011
Exhibits Filed Herewith

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**
Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.