Form 10-Q
period 2011-09-30
ELDORADO ARTESIAN SPRINGS INC
filed 2011-11-14
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to_______

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  On November 14, 2011 there were 6,036,091 shares of the registrant’s common stock, $.001 par value, outstanding.

ELDORADO ARTESIAN SPRINGS, INC.
FORM 10-Q

ITEM 1.  FINANCIAL STATEMENTS

ELDORADO ARTESIAN SPRINGS, INC.
Balance Sheets

	September 30,	March 31,
	2011	2011
	(Unaudited)
Assets
Current assets
Cash	$209,935	$79,202
Accounts receivable – trade, net of $80,000 allowance	1,010,514	1,048,546
Inventories	463,410	368,197
Prepaid expenses and other	30,002	57,018
Total current assets	1,713,861	1,552,963

Non-current assets
Property, plant and equipment – net	3,864,696	3,994,823
Investments	361,196	361,196
Water rights	71,675	71,675
Deposits	108,204	148,200
Other – net	60,158	51,354
Total non-current assets	4,465,929	4,627,248

Total assets	$6,179,790	$6,180,211

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$545,744	$503,166
Accrued expenses	247,149	335,580
Customer deposits	111,865	99,107
Line of credit	370,051	370,051
Current portion of capital lease obligations	28,320	42,655
Current portion of long-term debt	4,211,033	4,249,316
Total current liabilities	5,514,162	5,599,875

Non-current liabilities
Capital lease obligations, less current portion	42,851	42,851
Total non-current liabilities	42,851	42,851
Total liabilities	5,557,013	5,642,726

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,036,091 (September and March 2011) issued and outstanding	6,036	6,036
Additional paid-in capital	1,663,556	1,653,496
Accumulated deficit	(1,046,815)	(1,122,047)
Total stockholders’ equity	622,777	537,485

Total liabilities and stockholders’ equity	$6,179,790	$6,180,211

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue
Water and related	$2,583,282	$2,378,276	$4,865,844	$4,627,968
Resort operations	122,050	97,075	161,418	132,558
Net revenue	2,705,332	2,475,351	5,027,262	4,760,526

Cost of goods sold	815,224	602,957	1,453,504	1,247,263

Gross profit	1,890,108	1,872,394	3,573,758	3,513,263

Operating expenses
Salaries and related	891,432	912,000	1,669,879	1,729,502
Administrative and general	420,161	416,741	862,316	859,616
Delivery	197,656	212,798	389,433	395,827
Advertising and promotions	81,401	95,605	153,624	160,809
Depreciation and amortization	125,783	115,028	236,668	234,676
	1,716,433	1,752,172	3,311,920	3,380,430

Operating income	173,675	120,222	261,838	132,833

Other income (expense)
Interest income	611	7,101	1,046	14,071
Interest expense	(89,546)	(90,563)	(187,652)	(172,486)
	(88,935)	(83,462)	(186,606)	(158,415)

Net income (loss) before provision for income taxes	84,740	36,760	75,232	(25,582)

Income tax (expense) benefit	-	(12,800)	-	8,500

Net income (loss)	$84,740	$23,960	$75,232	$(17,082)

Basic and dilutive income per common share	$0.01	$0.00	$0.01	$0.00

Weighted average number of common shares outstanding – basic and dilutive	6,036,091	6,536,091	6,036,091	6,536,091

See notes to financial statements

ELDORADO ARTESIAN SPRINGS, INC.
Unaudited Statements of Cash Flows

	Six Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$75,232	$(17,082)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	236,668	234,676
Deferred income tax benefit	-	(8,500)
Stock based compensation	10,060	16,080
Accrued interest on related party note receivable	-	(14,071)
Changes in certain assets and liabilities
Accounts receivable	38,032	(187,176)
Inventories	(95,213)	(156,549)
Prepaid expenses and other	16,262	48,975
Deposits	8,751	-
Accounts payable	42,578	194,607
Accrued expenses	(88,431)	71,498
Customer deposits	12,758	13,449
Net cash provided by operating activities	256,697	195,907
Cash flows from investing activities
Purchases of property and equipment	(73,346)	(128,035)
Net cash flows used in investing activities	(73,346)	(128,035)

Cash flows from financing activities
Payments on long-term obligations	(52,618)	(95,131)
Net cash flows used in financing activities	(52,618)	(95,131)

Net increase (decrease) in cash	130,733	(27,259)

Cash — beginning of period	79,202	65,304

Cash — end of period	$209,935	$38,045

Supplemental disclosures of cash flow information:

Cash paid for interest for the six months ended September 30, 2011 and September 30, 2010 was $187,652 and $172,486, respectively.

Cash paid for income taxes for the six months ended September 30, 2011 and September 30, 2010 was $0.

In April 2011, the Company capitalized equipment with a deposit of $31,245.

See notes to the financial statements.

ELDORADO ARTESIAN SPRINGS, INC.
Notes to Unaudited Financial Statements

Note 1 - Summary of Significant Accounting Policies

Interim Unaudited Financial Statements

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The results of operations for the six months ended September 30, 2011 and 2010 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally made in the registrant's annual report on Form 10-K. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the year ended March 31, 2011.

Cash flows generated from operations were sufficient to meet our working capital requirements for the six months ended September 30, 2011, but will not likely be sufficient to meet our working capital requirements for the foreseeable future. In February 2007 and October 2007, the Company entered into two new notes payable with American National Bank to refinance notes that were outstanding at that time. The notes include certain reporting and financial covenants and have a cross default provision. As of September 30, 2011, the balance of one of the notes is due within the next 12 months and therefore has been reclassified as current debt in the September 30, 2011 balance sheet. Because of the change in classification, the Company does not meet the current ratio covenant required by the bank under the terms of the note payable. The bank has granted a waiver of non-compliance as of September 30, 2011 for this covenant violation. Expected future violations have not been waived at this time. The Company is working on refinancing both notes as the Company projects that they will not be able to pay the balance due on the note that is due in February 2012 in the amount of $1,393,373. As the Company projects that they will not be able to pay the outstanding balance of the note due in February 2012 and there is a cross default provision on the notes, the outstanding balance of both notes, including the note due in October 2012 in the amount of $2,817,660, are classified as current as of September 30, 2011 in the balance sheet.

In order for the Company to continue as a going concern, we are negotiating to refinance the existing debt but there is no assurance that we will be able to do so. If we are unable to refinance existing debt, sell certain assets or raise additional equity, we may be required to significantly reduce or cease operations.

The Company has a line of credit with Great Western Bank in the amount of $475,000. As of September 30, 2011, the Company had a balance on the line of credit of $370,051. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at Prime plus 1% with a minimum rate of 5.5%. The line includes certain reporting and financial covenants and is cross-collateralized by accounts receivable and inventory. The line has a maturity date of November 18, 2011. The Company is currently negotiating with Great Western Bank to renew the line of credit for another year.

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

Note 2 - Stockholders' Equity

Stock Option Plans

The Company has a qualified stock plan, the 2008 Incentive Stock Plan, pursuant to which 2,000,000 shares were reserved for issuance.  As of September 30, 2011, 50,000 shares were reserved for issuance pursuant to outstanding grants and 1,950,000 shares were available for future grant.  Additionally, the Company previously had a qualified stock plan, the 1997 Stock Option Plan, which expired in 2007, pursuant to which 875,000 shares were reserved for issuance.  As of September 30, 2011, 217,000 shares were reserved for issuance pursuant to outstanding grants and no shares were available for future grant as the plan has expired.  The 2008 Incentive Stock Plan and the 1997 Stock Option Plan, referred to herein as the Plans, and the shares issuable thereunder, are both registered on Form S-8 with the Securities and Exchange Commission.  The Plans provide for the grant of options and other equity based awards to employees, directors and consultants of the Company and is administered by the Company’s Board of Directors.

Warrants

On January 24, 2008, the Company retained Pfeiffer High Investor Relations, Inc. (“PHIR”) to develop and implement a comprehensive investor relations program. In addition, the Company granted to PHIR principals, John Pfeiffer and Geoff High, a total of 20,000 warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $1.80.  All warrants have a four-year term, have cashless exercise provisions and piggyback registration rights. The warrants were determined to have a value of $26,750 based upon the Black-Scholes option-pricing model.  As of September 30, 2011, all of the warrants were fully vested. The warrants have a remaining life of approximately 3 months.

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

On September 30, 2010, the Company entered into a Water Lease Agreement with Denver Wells, LLC, for the right to 50 acre feet of non-tributary ground water.  The term of the lease is for 13 months, commencing October 1, 2010 and continuing through October 31, 2011. The lease may be extended upon mutual written agreement of the parties executed prior to the expiration of the lease. The cost of the lease is $39,000 for 50 acre feet, to be paid at the rate of $3,000 per month on the first of each month of the lease term. The first payment was made on October 5, 2010. At this time, the Company has not entered into a new agreement with Denver Wells, LLC until the Company can determine its necessity as a continued use as a source of water for a substitute supply plan.

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

Note 4 – Commitments

Line of Credit

On November 18, 2010, the Company entered into an agreement with Great Western Bank for a line of credit in the amount of $475,000. As of September 30, 2011, the Company had a balance on the line of credit of $370,051. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at Prime plus 1% with a minimum rate of 5.5%. The line includes certain reporting and financial covenants and is cross-collateralized by accounts receivable and inventory.  The line has a maturity date of November 18, 2011.

Notes Payable

On February 20, 2007, the Company entered into a commercial loan agreement with American National Bank. Under the loan agreement, the Company received proceeds of $1,500,000 from the bank pursuant to a promissory note. The terms of the note include a fixed interest rate of 7.75% for five years with monthly payments of approximately $11,500. A single “balloon payment” of the entire unpaid balance of principal and interest will be due on February 12, 2012. Under the loan agreement, the Company granted the bank security interests in the leases and rents on the property in Eldorado Springs, Colorado as well as a deed of trust for the same property in Eldorado Springs, Colorado. The balance as of September 30, 2011 was approximately $1,393,000.

On October 11, 2007, the Company entered into a commercial loan agreement with American National Bank. Under the loan agreement, the Company received proceeds of $3,000,000 from the bank pursuant to a promissory note. The terms of the note include a fixed interest rate of 7.5% for five years with monthly payments of approximately $22,300.  A single “balloon payment” of the entire unpaid balance of principal and interest will be due on October 11, 2012. Under the loan agreement, the Company granted the bank security interests in the leases and rents on the property in Louisville, Colorado as well as a deed of trust for the same property in Louisville, Colorado. The balance as of September 30, 2011 was approximately $2,817,000.

As of September 30, 2011, the balance of one of the notes, approximately $1,393,000, is due within the next 12 months and therefore has been reclassified as current debt in the September 30, 2011 balance sheet. Because of the change in classification, the Company does not meet the current ratio covenant required by the bank under the terms of the note payable. The bank has granted a waiver of non-compliance as of September 30, 2011 for this covenant violation. Expected future violations have not been waived at this time. The Company is working on refinancing both notes as the Company projects that they will not be able to pay the balance due on the note that is due in February 2012 in the amount of $1,393,373. As the Company projects that they will not be able to pay the outstanding balance of the note due in February 2012 and there is a cross default provision on the notes, the outstanding balance of both notes, including the note due in October 2012 in the amount of $2,817,660, are classified as current as of September 30, 2011 in the balance sheet.

In order for us to continue as a going concern, we hope to refinance the existing debt but there is no assurance that we will be able to do so. If we are unable to refinance existing debt, sell certain assets or raise additional equity, we may be required to significantly reduce or cease operations.

Renewable Energy Service Agreement

On June 11, 2009, the Company entered into a twenty year renewable energy service agreement with Eldorado Springs Solar, LLC, an unrelated third party, to design, install, own, operate and maintain a solar electricity generating system at our property in Louisville, Colorado. The Company will purchase all of the solar electricity generated by the system which will provide approximately 50% of the electricity needs at the facility in Louisville, Colorado. The agreement provides a guaranteed energy rate schedule for 10 years with a reset rate in year 11 for the electric cost. If the Company was to terminate the agreement the Company would be required to pay a termination penalty. As of September 30, 2011, this penalty would be approximately $380,000. The Company also has the option to purchase and take title to the system starting in year 11.

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

Results of Operations

Performance Overview – Recent Trends

Revenues for the six months ended September 30, 2011 increased 5.6% to $5,027,262 from $4,760,526 for the same period ended September 30, 2010.  The increase in revenues was generated by increases in almost all products. The 1 gallon branded products increased approximately 25% while categories for the PET products increased by slightly more than 5%. Certain trends have continued that indicate that more customers are choosing larger, more economical packaging over the smaller size PET products. A warmer than average summer season resulted in an increase in revenues for the resort of just over 21%.

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

Three and Six Months Ended September 30, 2011 Compared to Three and Six Months Ended September 30, 2010

Sales

Sales for the six months ended September 30, 2011 were $5,027,262 compared to $4,760,526 for the same period ended September 30, 2010, an increase of 5.6%. Sales for the three months ended September 30, 2011 were $2,705,332 compared to $2,475,351 for the same period ended September 30, 2010, an increase of 9.3%. The increase in revenues was a result of warmer than normal weather in the area during the summer months which resulted in an increase in sales to our existing customer base and through local retail chains.

Sales of the products used in the delivery to homes and offices which include 5 and 3 gallons bottles as well as the dispenser units were 51.6% of sales and increased from $2,475,447 for the six months ended September 30, 2010 to $2,598,793 for the six months ended September 30, 2011, an increase of $123,346 or 5.0%.  Total units sales of 5 and 3 gallon products increased by approximately 1% while the average selling price increased 4.9%. The Company has increased the customer base and continues to attract new business through a variety of sales events and outside sales staff.

The Company increased filter rental and sales from $80,249 for the six months ended September 30, 2010 to $92,166 for the three months ended September 30, 2011, an increase of $11,917 or 14.9%. Consumers are looking for ways to decrease expenses and are substituting filtration units for the 5 and 3 gallon products. The Company also sells coffee and coffee equipment from our existing route vehicles. For the six months ended September 30, 2011, sales for coffee, coffee equipment and accessories increased from $69,519 for the six months ended September 30, 2010 compared to $79,789 for the six months ended September 30, 2011. The Company continues to experience competition for the coffee service from local distributors as well as on-line web sites that promote similar products. The commodity price of coffee has also increased which has resulted in an increase in the price of the coffee to our customers.

Sales of the Company’s PET products (.5 liter to 1.5 liter sizes), including private label products, represented 17.8% of sales for the six months ended September 30, 2011 and for the six months ended September 30, 2010 or $892,649 and $846,744, respectively. This represented an increase of 5.4%. The Company’s gallon size products were 13.6% of sales or $682,672 for the six months ended September 30, 2011 compared to 11.4% of sales or $544,714 for the six months ended September 30, 2010, an increase of 25.3%. Sales for the private label one gallon purified water products were $427,421 for the six months ended September 30, 2011 compared to $425,326 for the six months ended September 30, 2010, an increase less than 1%.

Sales of the Company's organic vitamin charged spring water were $99,334 for the six months ended September 30, 2011 compared to $192,116 for the six months ended September 30, 2010, a decrease of 48.2%. The decrease in sales is due to the timing of promotional deal periods for the distributors resulting in various different buying patterns throughout the year. The line of Organic Vitamin Charged Spring Water is available Vitamin Cottage, Kroger’s (King Soopers and City Markets) and Whole Foods Markets in the Midwest area. Additionally, the product is available to more than 2,000 other retail outlets, convenience stores and on-premise locations serviced by UNFI, US Food Service and KeHE Distributors.

Gross Profit/Cost of Goods Sold

Cost of goods sold for the six months ended September 30, 2011 were $1,453,504, or 28.9% of sales, compared to $1,247,263 or 26.2% of sales for the six months ended September 30, 2010. Gross profit increased from $3,513,263, or 73.8% of sales for the six months ended September 30, 2010 to $3,573,758 or 71.1% of sales for the six months ended September 30, 2011. Overall, gross profit increased 1.7% for the six months ended September 30, 2011.

Cost of goods for the home and office products were $196,777, or 7.5% of 5 and 3 gallon sales for the six months ended September 30, 2011, compared to $102,044, or 4.1% of 3 and 5 gallon sales for the six months ended September 30, 2010. Cost of goods for the Eldorado brand one gallon products were $314,769, or 46.1% of one gallon sales for the six months ended September 30, 2011, compared to $208,871, or 38.3% of one gallon sales for the six months ended September 30, 2010. Cost of goods for the private label purified water was $303,873 and $276,750, or 71% and 65% of sales for the six months ended September 30, 2011 and September 30, 2010. The purified water has a lower average selling price than the Eldorado brand one gallon products which results in higher cost of goods as a percent of sales. Cost of goods for the PET products were $427,925, or 47.9% of sales for the six months ended September 30, 2011, compared to $392,177, or 46.3% of PET sales for the six months ended September 30, 2010.

Operating Expenses

Total operating expenses decreased to $3,311,920 for the six months ended September 30, 2011 compared to $3,380,430 for the six months ended September 30, 2010, a decrease of $68,510 or 2.0%. Of the total operating expenses, salaries and related expenses decreased to $1,669,879 for the six months ended September 30, 2011, or 33.2% of sales, from $1,729,502 for the six months ended September 30, 2010, or 36.3% of sales.

Administrative and general expenses increased by less than 1% to $862,316 for the six months ended September 30, 2011 as compared to $859,616 for the six months ended September 30, 2010.

Delivery expenses decreased from $395,827 for the six months ended September 30, 2010 to $389,433 for the six months ended September 30, 2011, a decrease of 1.6%.

Advertising and promotion expenses decreased 4.5% for the six months ended September 30, 2011 compared to the six months ended September 30, 2010.  Advertising and promotion expenses were 3.1% and 3.4% of sales, respectively for the six months ended September 30, 2011 and 2010. The decrease in advertising and promotional expenses is primarily related to a change in the quantity and type of events as well as a decrease in store promotions.

Depreciation and amortization decreased less than 1% for the six months ended September 30, 2011 as compared to the six months ended September 30, 2010. Depreciation and amortization was 4.7% of sales for the six months ended September 30, 2011 compared to 4.9% of sales for the six months ended September 30, 2010. Depreciation and amortization continues to decrease as more fixed assets become fully depreciated.

Interest, Taxes, Other Income and Other Expenses

For the six months ended September 30, 2011, interest income decreased to $1,046 as compared to $14,071 for the same period ended September 30, 2011. The Company stopped accruing interest on an outstanding related party note receivable as the note was written off on March 31, 2011 which resulted in the change in interest income.

Interest expense for the six months ended September 30, 2011, increased 8.8% to $187,652 as compared to $172,486 for the six months ended September 30, 2010. The Company incurred additional interest expense for the balance on the line of credit as of September 30, 2011.

For the six months ended September 30, 2011, the Company did not record an income tax benefit due to uncertainty of realization. For the six months ended September 30, 2010, the Company recorded an income tax benefit of $8,500.

The Company had a net income after taxes of $75,232 for the six months ended September 30, 2011 compared to a net loss of $17,082 for the six months ended September 30, 2010.

Liquidity and Capital Resources

Trade accounts receivable for the six months ended September 30, 2011 were 3.6% less than at year ended March 31, 2011.  This resulted from the increased collection efforts on accounts receivable which offset the increase in revenues for the six months ended September 30, 2011.  Days sales outstanding was approximately 36 and 43 days for September 30, 2011 and March 31, 2011, respectively.

Cash flows from operating activities had a net inflow of $256,697 for the six months ended September 30, 2011. The cash provided by operating activities represents an increase of $60,790 from six month ended September 30, 2010. The largest reconciling item between net income and net cash flow from operations was the $236,668 of depreciation and amortization.  The change in operating activities also resulted from the change in accounts payable, accrued expenses and inventories.

Cash flows from investing activities resulted in a net outflow of $73,346 for the six months ended September 30, 2011.  This total represents expenditures on equipment for electric water coolers, filtration equipment and coffee dispensing equipment that are rented to delivery customers adjusted by a previously paid deposit for equipment.

Cash flows from financing activities resulted in a net outflow of $52,618 for the six months ended September 30, 2011 for payments made on long-term obligations.

The Company’s cash balance at September 30, 2011 increased to $209,935 by a net amount of $130,733 from $79,202 at March 31, 2011.

On November 18, 2010, the Company entered into an agreement with Great Western Bank for a line of credit in the amount of $475,000. As of September 30, 2011, the Company had a balance on the line of credit of $370,051. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at Prime plus 1% with a minimum rate of 5.5%. The line includes certain reporting and financial covenants and is cross-collateralized by accounts receivable and inventory.  The line has a maturity date of November 18, 2011.

In February 2007 and October 2007, the Company entered into two new notes payable with American National Bank to refinance notes that were outstanding at that time. The notes include certain reporting and financial covenants and have a cross default provision. As of September 30, 2011, the balance of one of the notes is due within the next 12 months and therefore has been reclassified as current debt in the September 30, 2011 balance sheet. Because of the change in classification, the Company does not meet the current ratio covenant required by the bank under the terms of the note payable. The bank has granted a waiver of non-compliance as of September 30, 2011 for this covenant violation. Expected future violations have not been waived at this time. The Company is working on refinancing both notes as the Company projects that they will not be able to pay the balance due on the note that is due in February 2012 in the amount of $1,393,373. As the Company projects that they will not be able to pay the outstanding balance of the note due in February 2012 and there is a cross default provision on the notes, the outstanding balance of both notes, including the note due in October 2012 in the amount of $2,817,660, are classified as current as of September 30, 2011 in the balance sheet.

In order for us to continue as a going concern, we are negotiating to refinance the existing debt but there is no assurance that we will be able to do so. If we are unable to refinance existing debt, sell certain assets or raise additional equity, we may be required to significantly reduce or cease operations.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ELDORADO ARTESIAN SPRINGS, INC.

Date: November 14, 2011	By:	/s/ Douglas A. Larson
Douglas A. Larson
President (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Cathleen Shoenfeld
Cathleen Shoenfeld
Chief Financial Officer (Principal Financial Officer)

ELDORADO ARTESIAN SPRINGS, INC.
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2011
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