Form 10-Q
period 2011-12-31
ELDORADO ARTESIAN SPRINGS INC
filed 2012-02-14
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  On February 13, 2012 there were 6,036,091 shares of the registrant’s common stock, $.001 par value, outstanding.

ELDORADO ARTESIAN SPRINGS, INC.
FORM 10-Q

ITEM 1.  FINANCIAL STATEMENTS

ELDORADO ARTESIAN SPRINGS, INC.
Balance Sheets

	December 31,	March 31,
	2011	2011
	(Unaudited)
Assets
Current assets
Cash	$108,406	$79,202
Accounts receivable – trade, net of $80,000 allowance	999,032	1,048,546
Inventories	379,794	368,197
Prepaid expenses and other	44,359	57,018
Total current assets	1,531,591	1,552,963

Non-current assets
Property, plant and equipment – net	3,809,586	3,994,823
Investments	361,196	361,196
Water rights	71,675	71,675
Deposits	108,204	148,200
Other – net	62,240	51,354
Total non-current assets	4,412,901	4,627,248

Total assets	$5,944,492	$6,180,211

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$392,610	$503,166
Accrued expenses	213,911	335,580
Customer deposits	131,553	99,107
Line of credit	370,051	370,051
Current portion of capital lease obligations	25,833	42,655
Current portion of long-term debt	120,705	4,249,316
Total current liabilities	1,254,663	5,599,875

Non-current liabilities
Capital lease obligations, less current portion	23,052	42,851
Long term debt, less current portion	4,069,443	-
Total non-current liabilities	4,092,495	42,851
Total liabilities	5,347,158	5,642,726

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,036,091 (December and March 2011) issued and outstanding	6,036	6,036
Additional paid-in capital	1,668,587	1,653,496
Accumulated deficit	(1,077,289)	(1,122,047)
Total stockholders’ equity	597,334	537,485

Total liabilities and stockholders’ equity	$5,944,492	$6,180,211

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.

Unaudited Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Revenue
Water and related	$2,094,725	$2,009,753	$6,960,569	$6,637,721
Resort operations	3,000	3,000	164,418	135,558
Net revenue	2,097,725	2,012,753	7,124,987	6,773,279

Cost of goods sold	560,816	512,748	2,014,320	1,760,012

Gross profit	1,536,909	1,500,005	5,110,667	5,013,267

Operating expenses
Salaries and related	766,039	759,407	2,435,918	2,488,909
Administrative and general	366,495	357,076	1,228,811	1,216,692
Delivery	198,481	178,931	587,914	574,758
Advertising and promotions	33,318	45,512	186,942	206,321
Depreciation and amortization	119,733	115,375	356,401	350,051
	1,484,066	1,456,301	4,795,986	4,836,731

Operating income	52,843	43,704	314,681	176,536

Other income (expense)
Interest income	455	8,449	1,501	22,520
Interest expense	(83,772)	(90,290)	(271,424)	(262,776)
	(83,317)	(81,841)	(269,923)	(240,256)

Net (loss) income before provision for income taxes	(30,474)	(38,137)	44,758	(63,720)

Income tax benefit	-	13,100	-	21,600

Net (loss) income	$(30,474)	$(25,037)	$44,758	$(42,120)

Basic and dilutive (loss) income per common share	$(0.01)	$0.00	$0.01	$(0.01)

Weighted average number of common shares outstanding – basic and dilutive	6,036,091	6,536,091	6,036,091	6,536,091

See notes to financial statements.

ELDORADO ARTESIAN SPRINGS, INC.

Unaudited Statements of Cash Flows

	Nine Months Ended
	December 31,
	2011	2010
Cash flows from operating activities
Net income (loss)	$44,758	$(42,120)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	356,401	350,051
Deferred income tax benefit	-	(21,600)
Stock based compensation	15,091	37,739
Accrued interest on related party note receivable	-	(21,307)
Changes in certain assets and liabilities
Accounts receivable	49,514	(96,247)
Inventories	(11,597)	(14,610)
Prepaid expenses and other	(1,152)	61,114
Deposits	8,751	-
Accounts payable	(110,556)	(143,528)
Accrued expenses	(121,669)	49,322
Customer deposits	32,446	11,690
Net cash provided by operating activities	261,987	170,504
Cash flows from investing activities
Purchases of property and equipment	(136,994)	(143,863)
Net cash flows used in investing activities	(136,994)	(143,863)

Cash flows from financing activities
Proceeds on line of credit	-	105,000
Payments on long-term obligations	(95,789)	(148,840)
Net cash flows used in financing activities	(95,789)	(43,840)

Net increase (decrease) in cash	29,204	(17,199)

Cash — beginning of period	79,202	65,304

Cash — end of period	$108,406	$48,105

Supplemental disclosures of cash flow information:

Cash paid for interest for the nine months ended December 31, 2011 and December 31, 2010 was $271,424 and $262,776, respectively.

Cash paid for income taxes for the nine months ended December 31, 2011 and December 31, 2010 was $0.

In April 2011, the Company capitalized equipment with a deposit of $31,245.

See notes to the financial statements.

ELDORADO ARTESIAN SPRINGS, INC.

Notes to Unaudited Financial Statements

Note 1 - Summary of Significant Accounting Policies

Interim Unaudited Financial Statements

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The results of operations for the nine months ended December 31, 2011 and 2010 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally made in the registrant's annual report on Form 10-K. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the year ended March 31, 2011.

Cash flows generated from operations were sufficient to meet our working capital requirements for the nine months ended December 31, 2011. In February 2007 and October 2007, the Company entered into two notes payable with American National Bank to refinance notes that were outstanding at that time. The notes included certain reporting and financial covenants and had a cross default provision. The notes had previously been classified as a current debt, as the balance on the notes payable was due in February 2012 and October 2012. The Company has reclassified the debt as of December 31, 2011 as the amount due was refinanced subsequent to the quarter ended December 31, 2011.

On February 2, 2012, the Company entered into three separate loan agreements to refinance the existing debt that was due within the next 12 months and had previously been classified as current debt.  The Company entered into a Commercial Loan Agreement (the “First ANB Loan Agreement”) with ANB Bank (the “Bank”).  Under the First ANB Loan Agreement, the Company received proceeds of $2,815,892 from the Bank pursuant to a promissory note (“Note 1”). The proceeds were used to refinance an existing note on the Company’s property in Louisville, Colorado. The terms of Note 1 include a fixed interest rate of 5.5% for five years with monthly payments of approximately $19,500 which includes principal and interest. The interest rate will remain fixed at 5.5% until February 2, 2017 after which time it may change. The interest rate will be based on the Prime Rate plus 2.00 percent. The interest rate may change February 2, 2017 and every 5 years thereafter.  A single “balloon payment” of the entire unpaid balance of principal and interest will be due on February 2, 2022. The Company entered into a separate Commercial Loan Agreement (the “Second ANB Loan Agreement”) with ANB Bank (the “Bank”).  Under the Second ANB Loan Agreement, the Company received proceeds of $1,415,216 from the Bank pursuant to a promissory note (“Note 2”). The proceeds were used to refinance an existing note on the Company’s property in Eldorado Springs, Colorado. The terms of Note 2 include a fixed interest rate of 6.0% on the unpaid principal beginning March 2, 2012. The unpaid principal and accrued interest will be due on May 2, 2012.

The Company also entered into a Commercial Loan Agreement (the “SBA Loan Agreement”) with the U.S. Small Business Administration (the “SBA”).  Under the SBA Loan Agreement, the Company will receive proceeds of $1,457,000 from the SBA pursuant to a Note (“Note 3”). The proceeds will be used to refinance Note 3 under the Second ANB Loan Agreement as described above. The terms of Note 3 include a fixed interest rate that will be determined by the SBA debenture sale in March 2012. The terms of the debenture sale will establish the interest rate, principal and interest amount and the monthly payment for this note. Once the rate is established, the interest rate is fixed for the life of the loan. The first payment is due on May 2, 2012. Note 3 maturity date is April 1, 2032.

Under the First ANB Loan Agreement, the Second ANB Loan Agreement, and the SBA Loan Agreement, (collectively, the “Loan Agreements”) the Company granted the Bank security interests in the leases and rents on the property in Eldorado Springs, Colorado and Louisville, Colorado as well as deeds of trust for the same properties in Eldorado Springs and Louisville. The Loan Agreements specify events of default customary to facilities of its type, including any non-payment of principal, interest or other amounts, misrepresentation of representations and warranties, violation of covenants, certain events of bankruptcy or insolvency, certain material judgments, seizure of assets, or other material adverse changes. Upon the occurrence of an event of default, the payments by the Company of all of its outstanding obligations may be accelerated, and ANB Bank and the SBA commitments under the Loan Agreements may be terminated. The Loan Agreements are also guaranteed by three company executives. The Loan Agreements also include certain reporting covenants.

The Company has a line of credit with Great Western Bank in the amount of $475,000. As of December 31, 2011, the Company had a balance on the line of credit of $370,051. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at Prime plus 1% with a minimum rate of 5.5%. The borrowing base was approximately $475,000 as of December 31, 2011. The line includes certain reporting and financial covenants, is cross-collateralized by accounts receivable and inventory and is guaranteed by three company executives. The line has a maturity date of November 18, 2012.

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

Note 2 - Stockholders' Equity

Stock Option Plans

The Company has a qualified stock plan, the 2008 Incentive Stock Plan, pursuant to which 2,000,000 shares were reserved for issuance.  As of December 31, 2011, 50,000 shares were reserved for issuance pursuant to outstanding grants and 1,950,000 shares were available for future grant.  Additionally, the Company previously had a qualified stock plan, the 1997 Stock Option Plan, which expired in 2007, pursuant to which 875,000 shares were reserved for issuance.  As of December 31, 2011, 215,000 shares were reserved for issuance pursuant to outstanding grants and no shares were available for future grant as the plan has expired.  The 2008 Incentive Stock Plan and the 1997 Stock Option Plan, referred to herein as the Plans, and the shares issuable thereunder, are both registered on Form S-8 with the Securities and Exchange Commission.  The Plans provide for the grant of options and other equity based awards to employees, directors and consultants of the Company and is administered by the Company’s Board of Directors.

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

On September 30, 2010, the Company entered into a Water Lease Agreement with Denver Wells, LLC, for the right to 50 acre feet of non-tributary ground water.  The term of the lease was for 13 months, commencing October 1, 2010 and continuing through October 31, 2011. At this time, the Company has not entered into a new agreement with Denver Wells, LLC until the Company can determine its necessity as a continued use as a source of water for a substitute supply plan.

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

Note 4 – Commitments

Line of Credit

On November 18, 2010, the Company entered into an agreement with Great Western Bank for a line of credit in the amount of $475,000. As of December 31, 2011, the Company had a balance on the line of credit of $370,051. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at Prime plus 1% with a minimum rate of 5.5%. The borrowing base was $475,000 as of December 31, 2011.  The line includes certain reporting and financial covenants, is cross-collateralized by accounts receivable and inventory and is guaranteed by three company executives.  The line has a maturity date of November 18, 2012.

Notes Payable

In February 2007 and October 2007, the Company entered into two new notes payable with American National Bank to refinance notes that were outstanding at that time. The notes include certain reporting and financial covenants and have a cross default provision. The notes had previously been classified as current debt, as the balance on the notes payable were due in February 2012 and October 2012. The Company has reclassified the debt as of December 31, 2011 as the amount due was refinanced subsequent to the quarter ended December 31, 2011.

On February 2, 2012, the Company entered into three separate loan agreements to refinance the existing debt that was due within the next 12 months and had previously been classified as current debt.  The Company entered into a Commercial Loan Agreement (the “First ANB Loan Agreement”) with ANB Bank (the “Bank”).  Under the First ANB Loan Agreement, the Company received proceeds of $2,815,892 from the Bank pursuant to a promissory note (“Note 1”). The proceeds were used to refinance an existing note on the Company’s property in Louisville, Colorado. The terms of Note 1 include a fixed interest rate of 5.5% for five years with monthly payments of approximately $19,500 which includes principal and interest. The interest rate will remain fixed at 5.5% until February 2, 2017 after which time it may change. The interest rate will be based on the Prime Rate plus 2.00 percent. The interest rate may change February 2, 2017 and every 5 years thereafter. A single “balloon payment” of the entire unpaid balance of principal and interest will be due on February 2, 2022. The Company entered into a separate Commercial Loan Agreement (the “Second ANB Loan Agreement”) with ANB Bank (the “Bank”).  Under the Second ANB Loan Agreement, the Company received proceeds of $1,415,216 from the Bank pursuant to a promissory note (“Note 2”). The proceeds were used to refinance an existing note on the Company’s property in Eldorado Springs, Colorado. The terms of Note 2 include a fixed interest rate of 6.0% on the unpaid principal beginning March 2, 2012. The unpaid principal and accrued interest will be due on May 2, 2012.

The Company also entered into a Commercial Loan Agreement (the “SBA Loan Agreement”) with the U.S. Small Business Administration (the “SBA”).  Under the SBA Loan Agreement, the Company will receive proceeds of $1,457,000 from the SBA pursuant to a Note (“Note 3”). The proceeds will be used to refinance the Note under the Second ANB Loan Agreement as described above. The terms of Note 3 include a fixed interest rate that will be determined by the debenture sale in March 2012. The terms of the debenture sale will establish the interest rate, principal and interest amount and the monthly payment for this note. Once the rate is established, the interest rate is fixed for the life of the loan. The first payment is due on May 2, 2012. Note 3 maturity date is April 1, 2032.

Under the First ANB Loan Agreement, the Second ANB Loan Agreement, and the SBA Loan Agreement, (collectively, the “Loan Agreements”) the Company granted the Bank security interests in the leases and rents on the property in Eldorado Springs, Colorado and Louisville, Colorado as well as deeds of trust for the same properties in Eldorado Springs and Louisville. The Loan Agreements specify events of default customary to facilities of its type, including any non-payment of principal, interest or other amounts, misrepresentation of representations and warranties, violation of covenants, certain events of bankruptcy or insolvency, certain material judgments, seizure of assets, or other material adverse changes. Upon the occurrence of an event of default, the payments by the Company of all of its outstanding obligations may be accelerated, and ANB Bank and the SBA commitments under the Loan Agreements may be terminated. The Loan Agreements are also guaranteed by three company executives. The Loan Agreements also include certain reporting covenants.

Renewable Energy Service Agreement

On June 11, 2009, the Company entered into a twenty year renewable energy service agreement with Eldorado Springs Solar, LLC, an unrelated third party, to design, install, own, operate and maintain a solar electricity generating system at our property in Louisville, Colorado. The Company will purchase all of the solar electricity generated by the system which will provide approximately 50% of the electricity needs at the facility in Louisville, Colorado. The agreement provides a guaranteed energy rate schedule for 10 years with a reset rate in year 11 for the electric cost. If the Company was to terminate the agreement the Company would be required to pay a termination penalty. As of December 31, 2011, this penalty would be approximately $380,000. The Company also has the option to purchase and take title to the system starting in year 11.

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

Results of Operations

Performance Overview – Recent Trends

Revenues for the nine months ended December 31, 2011 increased 5.2% to $7,124,987 from $6,773,279 for the same period ended December 31, 2010.  The increase in revenues was generated by increases in almost all products. The 1 gallon branded products increased approximately 19% while categories for the PET products increased by slightly more than 5%. Certain trends have continued to indicate that more customers are choosing larger, more economical packaging over the smaller size PET products. A warmer than average summer season resulted in an increase in revenues for the resort of just over 21%.

While general economic trends have increased the costs associated with raw materials and the fuel costs associated with the operation of the route vehicles, the Company has begun to see some costs trending downward in more recent months. The Company has also been able to reduce costs in other areas that resulted in a total decrease of operating expenses for the nine months ended December 31, 2011 as compared to the previous year.

The Company continues to utilize advertising and promotional budgets to help promote various products. The Company will continue to look for additional ways to increase the sales of our core products while also continuing to introduce the new Organic Vitamin Charged Spring Water line to our existing distribution channels and expanding into new territories.

The Company believes that we are in a position to grow the business as the economy recovers in the markets we presently service by offering additional products and utilizing advertising and promotional budgets for promoting the products.  We will continue to pursue additional business in new markets and we continue to look for ways to decrease operating costs in order to achieve profitability in the future.

Three and Nine Months Ended December 31, 2011 Compared to Three and Nine Months Ended December 31, 2010

Sales

Sales for the nine months ended December 31, 2011 were $7,124,987 compared to $6,773,279 for the same period ended December 31, 2010, an increase of 5.2%. Sales for the three months ended December 31, 2011 were $2,097,725 compared to $2,012,753 for the same period ended December 31, 2010, an increase of 4.2%.

Sales of the products used in the delivery to homes and offices which include 5 and 3 gallons bottles as well as the dispenser units were 53.2% of sales and increased from $3,686,335 for the nine months ended December 31, 2010 to $3,791,613 for the nine months ended December 31, 2011, an increase of $105,278 or 2.9%.  Total units sales of 5 and 3 gallon products decreased by less than 1% while the average selling price increased 4.1%. The Company has increased the customer base and continues to attract new business through a variety of sales events and outside sales staff.

The Company increased filter rental and sales from $123,367 for the nine months ended December 31, 2010 to $142,441 for the nine months ended December 31, 2011, an increase of $19,074 or 15.5%. Consumers are looking for ways to decrease expenses and are substituting filtration units for the 5 and 3 gallon products. The Company also sells coffee and coffee equipment from our existing route vehicles. For the nine months ended December 31, 2011, sales for coffee, coffee equipment and accessories increased from $119,739 for the nine months ended December 31, 2010 compared to $126,722 for the nine months ended December 31, 2011. The Company continues to experience competition for the coffee service from local distributors as well as on-line web sites that promote similar products. The commodity price of coffee has also increased which has resulted in an increase in the price of the coffee to our customers.

Sales of the Company’s PET products (.5 liter to 1.5 liter sizes), including private label products, represented 17.1% of sales for the nine months ended December 31, 2011 and 16.9% for the nine months ended December 31, 2010 or $1,219,487 and $1,142,157, respectively. This represented an increase of 6.8%. The Company’s gallon size products were 13.1% of sales or $931,658 for the nine months ended December 31, 2011 compared to 11% of sales or $748,116 for the nine months ended December 31, 2010, an increase of 24.5%. Sales for the private label one gallon purified water products were $551,038 for the nine months ended December 31, 2011 compared to $593,335 for the nine months ended December 31, 2010, a decrease of 6.1%.

Sales of the Company's organic vitamin charged spring water were $125,797 for the nine months ended December 31, 2011 compared to $223,411 for the nine months ended December 31, 2010, a decrease of 43.7%. The line of Organic Vitamin Charged Spring Water is available Vitamin Cottage, Kroger’s (King Soopers and City Markets) and Whole Foods Markets in the Midwest area. Additionally, the product is available to more than 2,000 other retail outlets, convenience stores and on-premise locations serviced by UNFI, US Food Service and KeHE Distributors.

Gross Profit/Cost of Goods Sold

Cost of goods sold for the nine months ended December 31, 2011 were $2,014,320, or 28.3% of sales, compared to $1,760,012 or 26% of sales for the nine months ended December 31, 2010. Gross profit increased from $5,013,267, or 74% of sales for the nine months ended December 31, 2010 to $5,110,667 or 71.7% of sales for the nine months ended December 31, 2011. Overall, gross profit increased 1.9% for the nine months ended December 31, 2011.

Cost of goods for the home and office products were $272,688, or 7.2% of 5 and 3 gallon sales for the nine months ended December 31, 2011, compared to $181,064, or 4.9% of 3 and 5 gallon sales for the nine months ended December 31, 2010. Cost of goods for the Eldorado brand one gallon products were $433,035, or 46.5% of one gallon sales for the nine months ended December 31, 2011, compared to $299,951, or 40.1% of one gallon sales for the nine months ended December 31, 2010. Cost of goods for the PET products were $612,359, or 50.2% of sales for the nine months ended December 31, 2011, compared to $536,791, or 47% of PET sales for the nine months ended December 31, 2010.

Operating Expenses

Total operating expenses decreased to $4,795,986 for the nine months ended December 31, 2011 compared to $4,836,731 for the nine months ended December 31, 2010, a decrease of $40,745 or less than 1%. Of the total operating expenses, salaries and related expenses decreased to $2,435,918 for the nine months ended December 31, 2011, or 34.2% of sales, from $2,488,909 for the nine months ended December 31, 2010, or 36.7% of sales.

Administrative and general expenses increased by 1% to $1,228,811 for the nine months ended December 31, 2011 as compared to $1,216,692 for the nine months ended December 31, 2010.

Delivery expenses increased from $574,758 for the nine months ended December 31, 2010 to $587,914 for the nine months ended December 31, 2011, an increase of 2.3%.

Advertising and promotion expenses decreased 9.4% for the nine months ended December 31, 2011 compared to the three months ended December 31, 2010.  Advertising and promotion expenses were 2.6% and 3% of sales, respectively for the nine months ended December 31, 2011 and 2010. The decrease in advertising and promotional expenses is primarily related to a change in the quantity and type of events as well as a decrease in store promotions.

Depreciation and amortization increased 1.8% for the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010. Depreciation and amortization was 5% of sales for the nine months ended December 31, 2011 compared to 5.2% of sales for the nine months ended December 31, 2010.

Interest, Taxes, Other Income and Other Expenses

For the nine months ended December 31, 2011, interest income decreased to $1,501 as compared to $22,520 for the same period ended December 31, 2011. The Company stopped accruing interest on an outstanding related party note receivable as the note was written off on March 31, 2011 which resulted in the change in interest income.

Interest expense for the nine months ended December 31, 2011, increased 3.3% to $271,424 as compared to $262,776 for the nine months ended December 31, 2010. The Company incurred additional interest expense for the balance on the line of credit as of December 31, 2011.

For the nine months ended December 31, 2011, the Company did not record an income tax benefit due to uncertainty of realization. For the nine months ended December 31, 2010, the Company recorded an income tax benefit of $21,600.

The Company had a net income after taxes of $44,758 for the nine months ended December 31, 2011 compared to a net loss of $42,120 for the nine months ended December 31, 2010.

Liquidity and Capital Resources

Trade accounts receivable for the nine months ended December 31, 2011 were 4.7% less than at year ended March 31, 2011.  This resulted from the increased collection efforts on accounts receivable which offset the increase in revenues for the nine months ended December 31, 2011.  Days sales outstanding was approximately 38 and 43 days for December 31, 2011 and March 31, 2011, respectively.

Cash flows from operating activities had a net inflow of $261,987 for the nine months ended December 31, 2011. The cash provided by operating activities represents an increase of $91,483 from nine month ended December 31, 2010. The largest reconciling item between net income and net cash flow from operations was the $356,401 of depreciation and amortization.  The change in operating activities also resulted from the change in accounts payable, accrued expenses and inventories.

Cash flows from investing activities resulted in a net outflow of $136,994 for the nine months ended December 31, 2011.  This total represents expenditures on equipment for electric water coolers, filtration equipment and coffee dispensing equipment that are rented to delivery customers adjusted by a previously paid deposit for equipment.

Cash flows from financing activities resulted in a net outflow of $95,789 for the nine months ended December 31, 2011 for payments made on long-term obligations.

The Company’s cash balance at December 31, 2011 increased to $108,406 by a net amount of $29,204 from $79,202 at March 31, 2011.

On November 18, 2010, the Company entered into an agreement with Great Western Bank for a line of credit in the amount of $475,000. As of December 31, 2011, the Company had a balance on the line of credit of $370,051. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at Prime plus 1% with a minimum rate of 5.5%. The borrowing base was $475,000 as of December 31, 2011. The line includes certain reporting and financial covenants, is cross-collateralized by accounts receivable and inventory and is guaranteed by three company executives.  The line has a maturity date of November 18, 2012.

On February 2, 2012, the Company entered into three separate loan agreements to refinance the existing debt that was due within the next 12 months and had previously been classified as current debt.  The Company entered into a Commercial Loan Agreement (the “First ANB Loan Agreement”) with ANB Bank (the “Bank”).  Under the First ANB Loan Agreement, the Company received proceeds of $2,815,892 from the Bank pursuant to a promissory note (“Note 1”). The proceeds were used to refinance an existing note on the Company’s property in Louisville, Colorado. The terms of Note 1 include a fixed interest rate of 5.5% for five years with monthly payments of approximately $19,500 which includes principal and interest. The interest rate will remain fixed at 5.5% until February 2, 2017 after which time it may change. The interest rate will be based on the Prime Rate plus 2.00 percent. The interest rate may change February 2, 2017 and every 5 years thereafter. A single “balloon payment” of the entire unpaid balance of principal and interest will be due on February 2, 2022. The Company entered into a separate Commercial Loan Agreement (the “Second ANB Loan Agreement”) with ANB Bank (the “Bank”).  Under the Second ANB Loan Agreement, the Company received proceeds of $1,415,216 from the Bank pursuant to a promissory note (“Note 2”). The proceeds were used to refinance an existing note on the Company’s property in Eldorado Springs, Colorado. The terms of Note 2 include a fixed interest rate of 6.0% on the unpaid principal beginning March 2, 2012. The unpaid principal and accrued interest will be due on May 2, 2012.

The Company also entered into a Commercial Loan Agreement (the “SBA Loan Agreement”) with the U.S. Small Business Administration (the “SBA”).  Under the SBA Loan Agreement, the Company will receive proceeds of $1,457,000 from the SBA pursuant to a Note (“Note 3”). The proceeds will be used to refinance the Note under the Second ANB Loan Agreement as described above. The terms of Note 3 include a fixed interest rate that will be determined by the debenture sale in March 2012. The terms of the debenture sale will establish the interest rate, principal and interest amount and the monthly payment for this note. Once the rate is established, the interest rate is fixed for the life of the loan. The first payment is due on May 2, 2012. Note 3 maturity date is April 1, 2032.

Under the First ANB Loan Agreement, the Second ANB Loan Agreement, and the SBA Loan Agreement, (collectively, the “Loan Agreements”) the Company granted the Bank security interests in the leases and rents on the property in Eldorado Springs, Colorado and Louisville, Colorado as well as deeds of trust for the same properties in Eldorado Springs and Louisville. The Loan Agreements specify events of default customary to facilities of its type, including any non-payment of principal, interest or other amounts, misrepresentation of representations and warranties, violation of covenants, certain events of bankruptcy or insolvency, certain material judgments, seizure of assets, or other material adverse changes. Upon the occurrence of an event of default, the payments by the Company of all of its outstanding obligations may be accelerated, and ANB Bank and the SBA commitments under the Loan Agreements may be terminated. The Loan Agreements are also guaranteed by three company executives. The Loan Agreements also include certain reporting covenants.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ELDORADO ARTESIAN SPRINGS, INC.

Date: February 14, 2012	By:	/s/ Douglas A. Larson
Douglas A. Larson
President
(Principal Executive Officer)

Date: February 14, 2012	By:	/s/ Cathleen Shoenfeld
Cathleen Shoenfeld
Chief Financial Officer
(Principal Financial Officer)

ELDORADO ARTESIAN SPRINGS, INC.

Quarterly Report on Form 10-Q
for the Quarter Ended December 31, 2011
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