Form 10-K
period 2012-03-31
ELDORADO ARTESIAN SPRINGS INC
filed 2012-06-29
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K

(Mark one)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-18235
______________________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $876,750.

As of June 29, 2012, the Issuer had a total of 6,036,091 shares of common stock, $.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders, expected to be held in September 2012, are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

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

All references in this report to “Company,” “we,” “us,” “our,” or “Eldorado” refer to Eldorado Artesian Springs, Inc.

ITEM 1.     BUSINESS.

The Company bottles, markets and distributes natural spring water under the Eldorado Artesian Spring Water brand. The Company also markets and distributes organic vitamin charged spring water under the Eldorado Artesian Spring Water brand. The Company distributes to businesses, homes and offices using its own trucks for distribution primarily in Colorado. The Company also distributes directly to regional warehouses for major grocery store chains and distribution companies.

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

The Company has reacted to consumer demands by adding additional products to its service and delivery operations. In order to handle competition from other companies, the Company added filtration products in July 2003. Currently, the Company services approximately 600 filter accounts.

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

The Company is pursuing other possible supply sources for use in augmenting the stream flows as a result of the Company's withdrawals of water.  There is no assurance that any of the renewal applications, Colorado Water Court applications for permanent augmentation, or any other alternative arrangements being sought by the Company will be approved.  Denial of the Company's applications for substitute or for a permanent augmentation plan coupled with a senior call on the Company's water will likely result in a significant financial impact on the Company.  The Company will also incur significant expenses in connection with its efforts to obtain approval of these plans.  In the event of the approval of a permanent augmentation plan, the Company will also incur additional expenses associated with its required purchase of additional water rights.

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

Products

The Company is principally in the business of selling bottled artesian spring water.  Sales of the Company's water have historically been made by selling five gallon and three gallon bottles of water directly to homes and businesses, retail grocery stores and distributors located in Colorado. The Company also sells its water at wholesale to retail food stores (grocery chains), by packaging the water into smaller, more convenient sizes which are suitable for retail distribution. The Company rents coolers to customers to dispense the bottled water. The Company also rents and sells filtration equipment to customers for home and office accounts. The Company added coffee and coffee equipment to its product mix delivered to customers from route delivery vehicles. The coffee is packaged by Green Mountain Coffee Roasters and is delivered by the Company’s employees. The Company’s water bottling operation accounted for approximately 98% of the Company’s revenues for the fiscal year ended March 31, 2012. The Company added a line of organic vitamin charged spring water to the product line and those products were available for distribution in September 2007. Additionally, in Eldorado Springs, the Company owns and operates a resort on its property during the summer months and rents a single-family home.

Sales and Distribution

Home/Commercial Delivery Business
Direct delivery of bottled water to homes and businesses has historically been the focus of the Company’s business. The Company’s bottled water delivery business primarily consists of the sale of five gallon and three gallon containers of water to customers who lease water dispensers from the Company.  The Company delivers these bottles directly to customers using trucks owned or leased by the Company.  The Company’s delivery sales are made primarily in the Denver/Boulder, Colorado metropolitan area (but also in selected other cities along the front range). As of March 31, 2012, the Company had approximately 14,000 active delivery accounts, and the delivery business currently accounts for roughly 62% of the Company's revenues. Of the five and three gallon accounts, approximately 50% were home accounts and 50% were commercial accounts.

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

Supplies

Water bottled by the Company comes from springs located on the Company's property in Eldorado Springs, Colorado which have been flowing for many years.  While the Company could lose rights to the spring water, the Company does not foresee any disruption in the flow of the spring water. The Company currently sources all of its raw materials from outside vendors. Suppliers of the bottles have experienced seasonal shortages resulting from resin shortages. Changes in the supply of the bottles can affect the prices. The Company tries to mitigate possible shortages by maintaining sufficient inventory safety stocks so as not to interrupt production.

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

Competition

The bottled water industry has numerous competitors.  Generally, the industry is made up of a few large companies (who own multiple brands), smaller companies whose products are distributed only on a regional or local basis and some private label brands. The Company's competitors include more diversified corporations having substantially greater assets and larger sales organizations than the Company, as well as other small firms. The Company's competitors in the local Denver/Boulder area for home and office delivery include Deep Rock and Sierra Springs. The Company also competes in the retail area for the smaller PET packages and the organic vitamin charged spring water with products including Aquafina, Arrowhead, Evian, Deep Rock, Dasani, Vitamin Water, Propel, Snapple and various private label brands.  The Company is a smaller regional company compared to the competitors as most of the Company’s products are sold in Colorado. The Company competes on the basis of product quality, customer service, and price.  The Company believes that the products' superior taste, competitive pricing and attractive packaging are significant factors in maintaining the Company's competitive position.

Government Regulation

The Company's bottling operations are subject to regulation by the U.S. Food and Drug Administration and the Colorado Department of Public Health and Environment Consumer Protection Division. Weekly product and source bacteriological tests are required, and annual inspections are performed.

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

Employees

As of March 31, 2012, the Company had 64 full-time employees. During the summer months, the Company employs approximately 14 seasonal employees for the operation of the pool.

ITEM 1A.  RISK FACTORS.

As a smaller reporting company, this item is not required.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES.

The Company owns property in two locations.

Eldorado Springs, Colorado

The Company owns approximately 24 acres of land in Eldorado Springs, Colorado.  The buildings owned by the Company at this location total approximately 12,000 square feet. The Company uses this warehouse space for the fill station for the spring water as well as for storage of products from time to time. The Company also continues to use office space next to the warehouse. As part of the property in Eldorado Springs, the Company owns the wells and springs thereon and certain water rights.  The Company owns an outdoor swimming pool that is operated during the summer months. Virtually all of the Company's property in Eldorado Springs is pledged as collateral on Company loan balances.

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

ITEM 4.     Mine Safety Disclosures

Not applicable.

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

Fiscal Year 2012	High	Low
Fourth Quarter through March 31, 2012	$0.35	$0.15
Third Quarter through December 31, 2011	$0.51	$0.10
Second Quarter through September 30, 2011	$0.55	$0.05
First Quarter through June 30, 2011	$0.50	$0.35

Fiscal Year 2011	High	Low
Fourth Quarter through March 31, 2011	$0.73	$0.35
Third Quarter through December 31, 2010	$0.45	$0.35
Second Quarter through September 30, 2010	$0.45	$0.35
First Quarter through June 30, 2010	$0.40	$0.39

The last price at which the Company’s common stock was sold was $0.11 on June 26, 2012.

Holders

The Company had 142 record owners of its common stock as of June 29, 2012.

Dividends

No dividends have been declared or paid to date on the Company's common stock, and the Company does not anticipate paying dividends in the foreseeable future. The Company follows a policy of cash preservation for future use in the business.

Recent Sales of Unregistered Securities

During the year ended March 31, 2012, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K or Form 10-Q.

ITEM 6.     SELECTED FINANCIAL DATA

As a smaller reporting company, this item is not required.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand our Company. The MD&A should be read in conjunction with our consolidated financial statements and accompanying notes. The MD&A includes the following sections:

●	Forward Looking Statements
●	Business Overview
●	Results of Operations – Year Ended March 31, 2012 Compared to Year Ended March 31, 2011
●	Liquidity and Capital Resources
●	Critical Accounting Issues

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

Business Overview

Eldorado Artesian Springs, Inc. is a Colorado based company that is primarily involved in the bottling and marketing of natural artesian spring water. The spring is located in the foothills of the Colorado Rocky Mountains and is surrounded by thousands of acres of state and city park land. The water rises up through many layers of sandstone under its own artesian pressure. Currently, the Company’s operations consist of its home/commercial delivery business (5 and 3 gallon bottles) and its PET (polyethylene terephtalate, a premium clear plastic container) consumer business. The Company also has an organic vitamin charged spring water that is distributed locally off of the Company’s vehicles as well as to regional distribution facilities. The Company’s business includes the sales and rental of filtration and coffee dispensing equipment as well as the sale of coffee. During the summer months, the Company owns and operates a public swimming pool on its property and rents a single-family home on the property year round.

The Company’s headquarters and bottling facility consists of a total of approximately 40,000 square feet in Louisville, Colorado. The water is transported to the facility in stainless steel tanker trucks. Once at the bottling plant, the water is then transferred into stainless steel holding tanks until it is used for bottling.

Results of Operations

Performance Overview – Recent Trends

For the fiscal year ended March 31, 2012, the Company reported an increase in overall revenue of 4.2%. The increase in revenue was due to overall increase in unit volumes across all categories. The number of home and office accounts increased for the fiscal year ended March 31, 2012 and the total units for many products increased to the retail establishments.

The Company continues to utilize advertising and promotional budgets to help promote various products. The Company has been pursuing ways to offer more sizes of the products off of our own delivery vehicles to increase sales to existing customers.

The Company continues to look for ways to decrease costs and improve overall efficiencies. Overall operating expenses decreased 6.1% for the year ended March 31, 2012 as compared to the same period ended March 31, 2011. Operating expenses decreased from 75.5% of sales for the fiscal year ended March 31, 2011 to 68% of sales for the fiscal year ended March 31, 2012.

The Company believes that we are in a position to continue to grow in the markets we presently service by offering additional products and utilizing advertising and promotional budgets for promoting the products.  We will continue to pursue additional business in new and emerging markets.  In addition, we continue to look for ways to decrease operating costs in order to maintain profitability in the future.

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011

Sales

Sales for the year ended March 31, 2012 were $9,227,182 compared to $8,853,631 for the same period ended March 31, 2011, an increase of 4.2%.

Sales of the products used in the delivery to homes and offices which include 5 and 3 gallons bottles as well as the dispenser units were 55% of sales and increased from $4,877,794 for fiscal year 2011 to $5,076,936 for fiscal year 2012, an increase of $199,142 or 4.1%. Total units of 5 and 3 gallon products increased less than 1% from the fiscal year ended March 31, 2011 to the fiscal year ended March 31, 2012 while the average selling price increased approximately 3.9%. The Company continues to look for additional products to distribute to existing and new customers to increase sales off of existing route vehicles. The Company began offering purified drinking water in the 5 gallon bottles for delivery off of existing route vehicles as a lower cost alternative for customers.

The Company increased filter rental and sales from $167,559 in fiscal year 2011 to $196,339 in fiscal year 2012, an increase of $28,780 or 17.2%. Consumers looking for ways to decrease expenses and are substituting filtration units for the 5 and 3 gallon products. The Company also sells coffee and coffee equipment from our existing route vehicles. For the year ended March 31, 2012, sales for coffee, coffee equipment and accessories increased from $165,069 for the fiscal year ended March 31, 2011 compared to $181,682 for the fiscal year ended March 31, 2012. The Company continues to experience competition for the coffee service from local distributors as well as on-line web sites that promote similar products.

Sales of the Company’s PET products (.5 liter to 1.5 liter sizes), including private label products, represented 16.9% of sales for fiscal year 2012 and 16.4% of sales for fiscal year 2011 or $1,554,938 and $1,452,159, respectively. This represented an increase of 7.1%. The Company’s gallon size products were 13% of sales or $1,202,580 in fiscal year 2012 compared to $965,334 in fiscal year 2011, an increase of 24.6%. Sales for the private label one gallon purified water products were $551,038 in fiscal year 2012 compared to $752,177 in fiscal year 2011, a decrease of 26.7%. The Company had been providing private label one gallon purified water to one of the largest retailers in the country. As of February 2012, the Company was no longer providing the private label product. However, the Company began providing one gallon branded spring water to the same retailer.

In 2008, the Company began introducing an organic vitamin charged spring water for distribution off of existing route vehicles as well as through major distributors. The product is now available throughout Colorado and in portions of surrounding states. The line of organic vitamin charged spring water is available in Vitamin Cottage, King Soopers (Kroger stores), Costco and Whole Foods. Additionally, the product is available to more than 2,000 other retail outlets, convenience stores and on-premise locations by UNFI and US Food Service distributors. The Company has been able to add additional distributors. Total gross sales for the organic vitamin charge spring water were $158,278 for the fiscal year 2012 compared to $302,582 for the fiscal year 2011.

Gross Profit/Cost of Goods Sold

Cost of goods sold for fiscal year 2012 were $2,492,881, or 27.0% of sales, compared to $2,363,365, or 26.7% of sales for fiscal year 2011. Gross profit increased from $6,490,266 or 73.3% of sales for fiscal year 2011 to $6,734,301 or 73.0% of sales for fiscal year 2012. Overall, gross profit increased 3.8% from the fiscal year ended March 31, 2011.

Cost of goods for the home and office products were $367,596, or 7.2% of 5 and 3 gallon sales for fiscal year 2011, compared to $279,964, or 5.7% of 5 and 3 gallon sales for fiscal year 2011. Cost of goods for the Eldorado brand 1 gallon products were $558,881, or 46.5% of 1 gallon sales for fiscal year 2012, compared to $402,275, or 41.7% of 1 gallon sales for fiscal year 2011. Cost of goods for the private label purified water was $398,835 and $504,186, or 72.4% and 67% of sales for fiscal 2012 and 2011. The purified water has a lower average selling price which results in higher cost of goods as a percent of sales. Cost of goods for the PET products were $791,342, or 50.9% of sales for fiscal year 2012, compared to $694,718, or 47.8% of sales for fiscal year 2011. Recently, the cost of goods for the bottles and packaging of the gallon and PET products has decreased resulting in increased profit for these categories.

Operating Expenses

Total operating expenses decreased to $6,275,016 in fiscal year 2012 from $6,681,061 in fiscal year 2011, a decrease of $406,045 or 6.1%. Of the total operating expenses, salaries and related expenses decreased to $3,211,621 in fiscal year 2012, or 34.8% of sales, from $3,439,184 in fiscal year 2011, or 38.8% of sales. The decrease in salaries and related expenses is due to a one-time non cash expense of $223,076 on March 31, 2011. On March 31, 2011, the Company declared an outstanding promissory note between Douglas A. Larson, the Company’s President, Chief Executive Officer and a director, in default. In accordance with the terms of the pledge agreement, Mr. Larson consented to the transfer of the 500,000 shares of common stock to the Company. The difference between the outstanding amount of the note at the time of notice and the value of the pledged shares transferred to the Company was $223,076 which had been reported as other compensation to Mr. Larson in fiscal 2011.

Administrative and general expenses decreased 8.5% to $1,607,173 for fiscal year 2012 as compared to $1,755,868 for fiscal year 2011. The Company had fewer expenses related to property taxes. Additionally, the Company chose not to renew Water Lease Agreement with Denver Wells, LLC, for the monthly expense of $3,000.

Delivery expenses decreased from $778,781 for fiscal year 2011 to $769,422 for fiscal year 2012, a decrease of 1.2%. The Company had decreased expenses for leased vehicles and insurance by consolidating routes and using fewer delivery vehicles. Although the Company did experience an increase in fuel costs they were more than offset by decreases in lease expenses and insurance costs.

Advertising and promotion expenses decreased 12.1% for fiscal year 2012 compared to the fiscal year 2011.  Advertising and promotion expenses were 2.3% and 2.7% of sales, respectively for both fiscal year 2012 and 2011. The Company did not participate in many of the larger and more expensive events. Additionally, the Company did not conduct as many on-site demos and promotions for the organic vitamin charged spring water.

Depreciation and amortization increased 1.7% for fiscal year 2012 as compared to fiscal year 2011. Depreciation and amortization for fiscal year 2012 was 5.2% of sales compared to 5.3% of sales for fiscal year 2011. The Company has purchased more equipment for use with the home and office delivery accounts resulting in a slight increase in the depreciation expense.

Interest, Taxes, Other Income and Other Expenses

For the year ended March 31, 2012, interest income decreased 94.1% to $1,960 as compared to $33,054 for the same period ended March 31, 2011. The Company no longer carries a note receivable related party balance.

Interest expense for the year ended March 31, 2012 decreased less than 1% to $345,263 as compared to $347,493 for the year ended March 31, 2011.

For the fiscal year ended March 31, 2012, the Company recorded income tax expense of $24,191 against our pretax income of $115,982 as a valuation allowance was recorded on our outstanding deferred tax assets due to uncertainty of realization, a 21% effective tax rate. The Company recorded a deferred tax expense of $24,191 for recapture of prior year deferred tax assets. For the fiscal year ended March 31, 2011, the Company recorded income tax expense of $131,114 against our pretax book loss of $326,412 as a valuation allowance was recorded on our outstanding deferred tax assets due to uncertainty of realization, a 28% effective tax rate

The Company had net income after taxes of $115,982 in fiscal year 2012 compared to a net loss of $457,526 for fiscal year 2011.

Liquidity and Capital Resources

Trade accounts receivable for the year ended March 31, 2012 were 9.9% less than at year ended March 31, 2011.  This resulted from the increased efforts in collections and tighter credit policies. Days sales outstanding was approximately 37 days for March 31, 2012 and 43 days for March 31, 2011.

Cash flows from operating activities had a net inflow of $424,708 for fiscal year 2012. The cash provided by operating activities represents an increase of $334,308 from fiscal year 2011. The largest reconciling item between net income and net cash flow from operations was the $478,574 of depreciation and amortization.  The change in operating activities also resulted from the change in accounts receivable and net income. The Company anticipates that cash flow from operations will be available to fund existing obligations for expected cash requirements over the next year.

Cash flows from investing activities resulted in a net outflow of $185,946 for fiscal year 2012.  This total represents expenditures on equipment for electric water coolers, filtration equipment and coffee dispensing equipment that are rented to delivery customers.

Cash flows from financing activities resulted in a net outflow of $67,881 for fiscal year 2012.

The Company’s cash balance at March 31, 2012 increased to $250,083 by a net amount of $170,881 from $79,202 at March 31, 2011.

The Company has a line of credit with Great Western Bank in the amount of $475,000. As of March 31, 2012, the Company had a balance on the line of credit of $370,051. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at Prime plus 1% with a minimum rate of 5.5%. The borrowing base was approximately $498,700 as of March 31, 2012. The line includes certain reporting and financial covenants, is cross-collateralized by accounts receivable and inventory and is guaranteed by three company executives. The line has a maturity date of November 18, 2012.

On February 2, 2012, the Company entered into three separate loan agreements to refinance the existing debt that was due within the next 12 months and had previously been classified as current debt.  The Company entered into a Commercial Loan Agreement (the “First ANB Loan Agreement”) with ANB Bank (the “Bank”).  Under the First ANB Loan Agreement, the Company received proceeds of $2,815,892 from the Bank pursuant to a promissory note (“Note 1”). The proceeds were used to refinance an existing note on the Company’s property in Louisville, Colorado. The terms of Note 1 include a fixed interest rate of 5.5% for five years with monthly payments of approximately $19,500 which includes principal and interest. The interest rate will remain fixed at 5.5% until February 2, 2017 after which time it may change. The interest rate will be based on the Prime Rate plus 2.00%. The interest rate may change February 2, 2017 and every 5 years thereafter.  A single “balloon payment” of the entire unpaid balance of principal and interest will be due on February 2, 2022. The Company entered into a separate Commercial Loan Agreement (the “Second ANB Loan Agreement”) with ANB Bank (the “Bank”).  Under the Second ANB Loan Agreement, the Company received proceeds of $1,415,216 from the Bank pursuant to a promissory note (“Note 2”). The proceeds were used to refinance an existing note on the Company’s property in Eldorado Springs, Colorado. The terms of Note 2 include a fixed interest rate of 6.0% on the unpaid principal beginning March 2, 2012. The unpaid principal and accrued interest was due on May 2, 2012.

The Company also entered into a Commercial Loan Agreement (the “SBA Loan Agreement”) with the U.S. Small Business Administration (the “SBA”).  Under the SBA Loan Agreement, the Company received proceeds of $1,457,000 from the SBA pursuant to a Note (“Note 3”). The proceeds were used to refinance Note 2 under the Second ANB Loan Agreement as described above. The terms of Note 3 include a fixed interest rate that was determined by the SBA debenture sale in April 2012. The effective rate for Note 3 is 4.951% for the full 20 year term.  The monthly payment will be approximately $10,000. The first payment was due on May 2, 2012. Note 3 maturity date is April 1, 2032.

Under the First ANB Loan Agreement, the Second ANB Loan Agreement, and the SBA Loan Agreement, (collectively, the “Loan Agreements”) the Company granted the Bank security interests in the leases and rents on the property in Eldorado Springs, Colorado and Louisville, Colorado as well as deeds of trust for the same properties in Eldorado Springs and Louisville. The Loan Agreements specify events of default customary to facilities of its type, including any non-payment of principal, interest or other amounts, misrepresentation of representations and warranties, violation of covenants, certain events of bankruptcy or insolvency, certain material judgments, seizure of assets, or other material adverse changes. Upon the occurrence of an event of default, the payments by the Company of all of its outstanding obligations may be accelerated, and ANB Bank and the SBA commitments under the Loan Agreements may be terminated. The Loan Agreements are also guaranteed by three company executives. The Loan Agreements also include certain performance and reporting covenants.

Contractual Obligations and Commitments

The following table sets forth our contractual commitments as of March 31, 2012:

Fiscal Year End	Long-Term Debt and Capital Leases	Operating Lease	Total
2013	$152,904	$255,106	$408,010
2014	157,191	207,319	364,510
2015	147,018	146,800	293,818
2016	153,694	71,030	224,724
Thereafter	3,656,134	18,687	3,674,821

Total	$4,266,941	$698,942	$4,965,883

Please refer to notes 4, 5, 7 and 8 in the Consolidated Financial Statements for more information regarding the Company’s future cash commitments.

Impact of Inflation

The Company believes that the results are not dependent upon moderate changes in inflation rates.

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the consolidated statement of shareholder’s equity and comprehensive income and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company believes the adoption of ASU 2011-05 concerns presentation and disclosure only and will not have an impact on its consolidated financial position or results of operations.

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
Louisville, Colorado

We have audited the accompanying balance sheets of Eldorado Artesian Springs, Inc. (“the Company”) as of March 31, 2012 and 2011 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eldorado Artesian Springs, Inc. as of March 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Ehrhardt Keefe Steiner & Hottman PC

June 29, 2012
Boulder, Colorado

Balance Sheets

	March 31, 2012	March 31, 2011
Assets
Current assets
Cash	$250,083	$79,202
Accounts receivable - trade, net	944,807	1,048,546
Inventories	336,671	368,197
Prepaid expenses and other	49,748	57,018
Total current assets	1,581,309	1,552,963
Non-current assets
Property, plant and equipment, net	3,738,335	3,994,823
Investments	361,196	361,196
Water rights, net	71,675	71,675
Deposits	108,204	148,200
Other, net	95,297	51,354
Total non-current assets	4,374,707	4,627,248
Total assets	$5,956,016	$6,180,211

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$237,591	$503,166
Accrued expenses	326,971	335,580
Customer deposits	80,874	99,107
Line of credit	370,051	370,051
Current portion of capital lease obligations	26,321	42,655
Current portion of long-term debt	126,583	4,249,316
Total current liabilities	1,168,391	5,599,875
Non-current liabilities
Capital lease obligations, less current portion	16,531	42,851
Long-term debt, less current portion	4,097,506	-
Total non-current liabilities	4,114,037	42,851
Total liabilities	5,282,428	5,642,726
Commitments and contingency
Stockholders' equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,036,091 (2012 and 2011) issued and outstanding	6,036	6,036
Additional paid-in capital	1,673,617	1,653,496
Accumulated deficit	(1,006,065)	(1,122,047)
Total stockholders' equity	673,588	537,485
Total liabilities and stockholders' equity	$5,956,016	$6,180,211

See notes to financial statements

Statements of Operations

	For the Years Ended
	March 31,
	2012	2011
Revenues
Water and related	$9,059,764	$8,715,073
Resort operations	167,418	138,558
Total revenues	9,227,182	8,853,631
Cost of goods sold	2,492,881	2,363,365
Gross profit	6,734,301	6,490,266
Operating expenses
Salaries and related expenses	3,211,621	3,439,184
Administrative and general	1,607,173	1,755,868
Delivery	769,422	778,782
Advertising and promotions	208,226	236,860
Depreciation and amortization	478,574	470,367
Total operating expenses	6,275,016	6,681,061
Income (loss) from operations	459,285	(190,795)
Other income (expense)
Gain on the sale of property	-	178,822
Interest income	1,960	33,054
Interest expense	(345,263)	(347,493)
Total other expense	(343,303)	(135,617)
Income (loss) before income taxes	115,982	(326,412)
Income tax benefit (expense)
Current	24,191	-
Deferred	(24,191)	(131,114)
Total income tax benefit (expense)	-	(131,114)
Net income (loss) available to common shareholders	$115,982	$(457,526)

Basic and diluted weighted average common shares outstanding	6,036,091	6,036,091
Basic and diluted income (loss) per common share	$0.02	$(0.08)

See notes to financial statements

Statement of Changes in Stockholders' Equity
For the Years Ended March 31, 2012 and 2011

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - March 31, 2010	6,536,091	$6,536	$1,768,598	$(664,521)	$1,110,613
Stock options issued to employees	-	-	59,398	-	59,398
Stock transferred for note payment	(500,000)	(500)	(174,500)	-	(175,000)
Net loss	-	-	-	(457,526)	(457,526)
Balance - March 31, 2011	6,036,091	$6,036	$1,653,496	$(1,122,047)	$537,485
Stock options issued to employees	-	-	20,121	-	20,121
Net income	-	-	-	115,982	115,982
Balance - March 31, 2012	6,036,091	$6,036	$1,673,617	$(1,006,065)	$673,588

See notes to financial statements

Statements of Cash Flows

	For the Years Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net income (loss)	$115,982	$(457,526)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	478,574	470,367
Deferred income taxes	-	131,114
Stock based compensation	20,121	59,398
Accrued interest on related party note receivable	-	(28,679)
Change in deferred gain on the sale of real estate	-	(178,822)
Compensation on related party note receivable write-off	-	223,076
Changes in assets and liabilities
Accounts receivable	103,739	(194,632)
Inventories	31,526	23,213
Prepaid expenses and other	(41,568)	62,370
Deposits	39,996	(30,180)
Accounts payable	(265,575)	(67,418)
Accrued expenses	(8,609)	52,435
Customer deposits	(18,233)	25,684
Net cash provided by operating activities	455,953	90,400
Cash flows from investing activities
Purchases of property and equipment	(217,191)	(240,917)
Net cash used in investing activities	(217,191)	(240,917)
Cash flows from financing activities
Net proceeds from line of credit	-	370,051
Payments on long-term debt and capital leases	(67,881)	(205,636)
Net cash (used in) provided by financing activities	(67,881)	164,415
Net increase in cash	170,881	13,898
Cash – beginning of year	79,202	65,304
Cash - end of year	$250,083	$79,202

Supplemental disclosure of cash flow information

Cash paid during the year for interest was $345,263 (2012) and $347,493 (2011).

Cash paid during the year for income taxes was $0 (2012 and 2011).

The Company acquired $0 (2012) and $75,120 (2011) in fixed assets through capital leases.

In fiscal 2012, the Company refinanced its debt in the amount of $4,259,892.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At March 31, 2012 and 2011, the Company did not have any cash equivalents.

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

Inventories

Inventories consist of direct costs which are primarily made up of water bottles and packaging and are stated at the lower of cost or market, determined using the first-in, first-out method (FIFO).

Deposits

Deposits consist primarily of deposits related to the purchase of equipment.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Machinery, equipment, furniture and fixtures are depreciated using various methods over their estimated useful lives, ranging from 3 to 7 years.  Buildings and improvements are depreciated using the straight-line method over the estimated useful lives for owned assets, ranging from 15 to 39 years.  Depreciable lives on leasehold improvements are the shorter of the lease term or the useful life. Capital leased assets amortize over the estimated useful life or related lease term.

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

Other Assets

Other assets consist of loan fees and other costs which have been recorded at cost and are being amortized using the effective interest method over the term of the loan.. The Company expects to amortize approximately $4,000 each year for the next ten years.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered.  The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were deemed necessary during the fiscal years 2012 and 2011.

Customer Deposits

Customer deposits consist primarily of deposits on bottles and equipment.

Stock Based Compensation

The Company accounts for stock-based compensation arrangements for employees and recognizes compensation expense for share-based awards based on the grant date estimated fair value of the awards using the Black Scholes option pricing model.  Compensation expense for all share-based awards is recognized in earnings over the requisite service period (generally the vesting period).  The Company records compensation expense related to non-employees over the service periods commensurate with the services provided.  Compensation expense recorded during fiscal year 2012 and 2011 was $20,121 and $59,398.

Basic and Diluted Loss Per Common Share

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

Potentially dilutive common shares and outstanding options and warrants which have been excluded from the computation of diluted income per share as of March 31, 2012 and 2011 were 111,000 and 226,000, respectively, because their effect would have been antidilutive.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, receivables, accounts payable and accrued expenses approximated fair value as of March 31, 2012, because of the relatively short maturity of these instruments.

The carrying amounts of notes receivable and long-term debt approximates fair value as of March 31, 2012 because interest rates on these instruments approximate market interest rates.

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

Promotional Expense – Consideration to Vendors

The Company recognizes certain promotional expense as a reduction in revenues. These costs included off invoice discounts to resellers and promotions for customers.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expense for the years ended March 31, 2012 and 2011 were $208,226 and $236,860, respectively.

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the consolidated statement of shareholder’s equity and comprehensive income and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company believes the adoption of ASU 2011-05 concerns presentation and disclosure only and will not have an impact on its consolidated financial position or results of operations.

Note 2 - Balance Sheet Disclosures

Accounts receivable consist of the following:

	March 31, 2012	March 31, 2011
Accounts receivable
Accounts receivable	$1,024,807	$1,128,546
Allowance for doubtful accounts	(80,000)	(80,000)
	$944,807	$1,048,546

Property, plant and equipment consist of the following at:

	March 31, 2012	March 31, 2011
Property, plant and equipment
Land	$1,000,263	$1,000,263
Buildings and improvements	4,415,980	4,401,998
Machinery and equipment	5,497,607	5,294,411
Office furniture and fixtures	329,391	329,391
	11,243,241	11,026,063
Less accumulated depreciation and amortization	(7,504,906)	(7,031,240)
	$3,738,335	$3,994,823

Depreciation expense for the fiscal year ended March 31, 2012 and 2011 was $473,679 and $465,667.

Accrued expenses consist of the following at:

	March 31, 2012	March 31, 2011
Accrued expenses
Accrued payroll and taxes	$117,183	$102,943
Accrued property taxes	182,154	206,331
Accrued sales taxes	27,634	26,306
	$326,971	$335,580

Note 3 - Long-Term Debt

Long-term debt is as follows:

	March 31, 2012	March 31, 2011

Note payable to a bank with interest fixed at 5.5% until February 2017, at which time the interest rate may change. The note calls for monthly principal and interest payments of $19,495 with unpaid principal and interest due February 2, 2022. The note is cross-collateralized with the line of credit and backed by substantially all assets of the Company and guaranteed by three stockholders and officers of the Company. The note is subject to certain restrictive covenants.	$2,808,873	$-

Note payable to a bank with interest fixed at 6.0% until May 2, 2012, at which time the balance of the note is due. The note calls for interest only payments. In May 2012, the Company received proceeds of $1,457,000 from a bank backed by the SBA pursuant to a new note payable which were used to retire the note payable to the bank. The SBA note calls for monthly principal and interest payments of $10,088 effective May 2, 1012. The effective interest rate of the note is 4.951% for the full 20 year term. The note is cross collateralized with the line of credit and backed by substantially all assets of the Company and is guaranteed by three stockholders and officers of the Company.
	$1,415,216	$-

Notes payable to a bank refinanced on February 2, 2012.	$-	$4,249,316
	4,224,089	4,249,316
Less current portion	(126,583)	(4,249,316)
	$4,097,506	$-

Note 4 – Line of Credit

The Company has a line of credit with Great Western Bank in the amount of $475,000. As of March 31, 2012, the Company had a balance on the line of credit of $370,051. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at Prime plus 1% with a minimum rate of 5.5%. The borrowing base was approximately $498,700 as of March 31, 2012. The line includes certain reporting and financial covenants, is cross-collateralized by substantially all assets of the Company and is guaranteed by three company executives. The line has a maturity date of November 18, 2012.

Note 5 - Capital Leases

The Company acquired assets under the provisions of a long-term lease.  For financial reporting purposes, minimum lease payments relating to the assets have been capitalized.  The lease expires October 2013.  Amortization of the leased property is included in depreciation expense.

The assets under capital lease have cost and accumulated amortization as follows:

March 31, 2012
Cost	$76,163
Less accumulated amortization	(16,320)
$59,843

Maturities of capital lease obligations are as follows:

Year Ending March 31,
2013	$29,232
2014	17,052
Total minimum lease payments	46,284
Amount representing interest	(3,432)
Present value of net minimum lease payments	42,852
Less current portion	(26,321)
Long-term capital lease obligation	$16,531

Note 6 - Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.  The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that are not expected to be realized based on available evidence. As of March 31, 2012, the deferred tax asset was reduced by a valuation allowance of $228,079 for amounts the Company had determined that there is uncertainty of realization. Net operating losses in the amount of $211,230 begin to expire in 2028.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various state and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the United States, the tax years 2008-2011 remain open to examination by the federal Internal Revenue Service and the tax years 2007-2011 remain open for various state taxing authorities. The Company has not taken any uncertain tax positions.  The net current and long-term deferred tax assets and liabilities in the accompanying balance sheet include the following:

	March 31, 2012	March 31, 2011
Current deferred tax asset	$-	$-
Current deferred tax liability	-	-
Net current deferred tax asset	$-	$-
Long-term deferred tax asset, net of valuation allowance	$-	$-
Long-term deferred tax liability	-	-
Net long-term deferred tax asset, net of valuation allowance	$-	$-

Temporary differences giving rise to the net deferred tax asset are as follows:

Allowance for doubtful accounts	$29,648	$29,648
Property and equipment	(22,713)	630
Deductible stock compensation	9,914	9,914
Net operating loss and credits	211,230	212,078
Valuation allowance	(228,079)	(252,270)
	$-	$-

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income compared to the income tax benefit (expense) in the statements of income:

	For the Years Ended
	March 31,
	2012	2011

Federal income taxes computed at statutory rate	$39,434	$(79,633)
State income taxes	4,820	(4,335)
Stock based compensation	6,841	20,195
Other	(26,904)	11,280
Valuation allowance	(24,191)	183,607
	$-	$131,114

Note 7 - Commitments

Operating Leases

The Company leases delivery trucks, vehicles, equipment and property under non-cancelable operating leases.  Rent expense for these leases was $368,459 and $410,871 for the years ended March 31, 2012 and 2011, respectively.

Future minimum lease payments under these leases are approximately as follows:

Year Ending March 31,
2013	$255,106
2014	207,319
2015	146,800
2016	71,030
Thereafter	18,687
$698,942

Renewable Energy Service Agreement

On June 11, 2009, the Company entered into a twenty year renewable energy service agreement with Eldorado Springs Solar, LLC, an unrelated third party, to design, install, own, operate and maintain a solar electricity generating system at our property in Louisville, Colorado. The Company will purchase all of the solar electricity generated by the system which will provide approximately 50% of the electricity needs at the facility in Louisville, Colorado. The agreement provides a guaranteed energy rate schedule for 10 years with a reset rate in year eleven for the electric cost. If the Company was to terminate the agreement the Company would be required to pay a termination penalty. As of March 31, 2012, this penalty would be approximately $379,000. The Company also has the option to purchase and take title to the system starting in year eleven. During the fiscal year ended March 31, 2012, the Company expensed approximately $10,000 in utility costs under this agreement.

Note 8 – Contingency

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

Note 9 - Stockholders' Equity

Stock Options

The Company has a qualified stock plan, the 2008 Incentive Stock Plan, pursuant to which 2,000,000 shares were reserved for issuance.  As of March 31, 2012, 1,950,000 shares were available for future grant.  Additionally, the Company previously had a qualified stock plan, the 1997 Stock Option Plan, which expired in 2007, pursuant to which 875,000 shares were reserved for issuance.  As of March 31, 2012, 61,000 shares were reserved for issuance pursuant to outstanding grants and no shares were available for future grant as the plan has expired.  The 2008 Incentive Stock Plan and the 1997 Stock Option Plan, referred to herein as the Plans, and the shares issuable there under, are both registered on Form S-8 with the Securities and Exchange Commission.  The Plans provide for the grant of options and other equity based awards to employees, directors and consultants of the Company and are administered by the Company’s Board of Directors.

The following table presents the activity for options outstanding:

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding - March 31, 2010	240,000	1.47
Granted	-	-
Forfeited/canceled	(14,000)	1.48
Exercised	-	-
Outstanding - March 31, 2011	226,000	1.47
Granted	-	-
Forfeited/canceled	(115,000)	1.40
Exercised	-	-
Outstanding - March 31, 2012	111,000	$1.55

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Price*	Life*	Number	Price*
0.875	15,000	0.875	2.41	15,000	0.875
1.00	14,000	1.00	1.37	14,000	1.00
1.65	15,000	1.65	4.59	15,000	1.65
1.75	17,000	1.75	5.59	17,000	1.75
1.80	50,000	1.80	6.55	30,000	1.80
Total - March 31, 2012	111,000	$1.55	4.56	91,000	$1.49

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, in years, respectively.

Compensation expense recorded during the years ended March 31, 2012 and 2011 for options granted under the 2008 and 1997 Incentive Stock Plan was $20,121 and $59,398. Unrecognized compensation expense related to options issued under the 2008 Plan at March 31, 2012 was approximately $20,000 which will be recognized over the remaining life of the options.  As of March 31, 2012 all options granted under the 1997 Incentive Stock plan were fully vested.

Note 10 - Employee Benefit Plan

The Company has adopted a 401(k) profit sharing plan for its employees.  Employees become eligible to participate in the plan once they have completed one year of service and have reached 21 years of age.  Contributions by the Company and employees vest immediately.  The Company matches 100% of employee’s contributions up to 3% of the employee’s gross pay.  The Company matched approximately $43,200 for the year ended March 31, 2012 and $44,500 for the year ended March 31, 2011.  No discretionary profit sharing contributions were approved by the Board of Directors for the years ended March 31, 2012 and 2011.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness Of Disclosure Controls And Procedures

We maintain disclosure controls and  procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

With the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Management has not identified a control deficiency that it believes constitutes a material weakness in our internal control over financial reporting.

Management's Annual Report On Internal Control Over Financial Reporting

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

Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), referred to as the Internal Control—Integrated Framework. Based on this assessment, management, with the participation of our principal executive officer and principal financial officer, has determined that we did maintain effective internal controls over financial reporting as of March 31, 2012.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

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

ITEM 11.   EXECUTIVE COMPENSATION

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

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

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Location

3.1	Articles of Incorporation and Bylaws	Incorporated by reference to Exhibit 3 to the Registration Statement (No. 33-6738-D)

3.2.	Amended Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 1998

3.3	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to Eldorado’s Form SB-2/A (Registration Statement No. 333-68553) filed with the Securities and Exchange Commission on November 21, 2000

3.4	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to Eldorado’s Form SB-2/A (Registration Statement No. 333-68553) filed with the Securities and Exchange Commission on July 2, 1999

10.1*	1997 Stock Option Plan	Incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-68553

10.2	Promissory Note with First National Bank of Boulder County dated June 27, 1997	Incorporated by reference to Exhibit 10.2 to Registration Statement No. 333-68553

10.3	Deed of Trust dated June 27, 1997	Incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-68553

10.4	Small Business Administration Note – U.S. Bank, August 21, 2001	Incorporated by reference to Exhibit 10.4 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.5	U.S. Bank, August 21, 2001 Deed of Trust	Incorporated by reference to Exhibit 10.5 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.6	U.S. Small Business Administration Note – Bank of West August 21, 2001	Incorporated by reference to Exhibit 10.6 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.7	Bank of West, August 21, 2001, Deed of Trust	Incorporated by reference to Exhibit 10.7 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.8	Contract to Buy and Sell Real Estate (Commercial)	Incorporated by reference to Exhibit 10.1 to Eldorado’s Form 10-QSB for the quarter ended September 30, 2001

10.9	Contract to Buy and Sell Real Estate (Residential)	Incorporated by reference to Exhibit 10.2 to Eldorado’s Form 10-QSB for the quarter ended September 30, 2001

10.10	Contract to Buy and Sell Real Estate (Residential)	Incorporated by reference to Exhibit 10.3 to Eldorado’s Form 10-QSB for the quarter ended September 30, 2001

10.11	Note receivable – Doug Larson	Incorporated by reference to Exhibit 10.8 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.12	Doug Larson – Pledge agreement	Incorporated by reference to Exhibit 10.9 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.13	Note receivable – Kevin Sipple	Incorporated by reference to Exhibit 10.10 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.14	Kevin Sipple – Pledge agreement	Incorporated by reference to Exhibit 10.11 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.15	Management Consulting and Finders Agreement, dated as of January 4, 2005, by and between the Company and Capital Merchant Bank, LLC	Incorporated by reference to Exhibit 10.1 to Eldorado’s Form 8-K filed with the Securities and Exchange Commission on January 11, 2005

10.16	Warrant to Purchase Shares of Common Stock, dated January 4, 2005	Incorporated by reference to Exhibit 10.2 to Eldorado’s Form 8-K filed with the Securities and Exchange Commission on January 11, 2005

10.17	Water Lease Agreement with Denver Wells, LLC dated August 31, 2006	Incorporate by reference to Exhibit 10.14 to Eldorado’s Form 8-K filed with the Securities and Exchange Commission on October 4, 2006

10.18	Commercial Loan Agreement with American National Bank dated February 20, 2007	Incorporated by reference to Exhibit 10.18 to Eldorado’s Form 10-KSB filed with the Securities and Exchange Commission on June 26, 2007

10.19	Commercial Loan Agreement with American National Bank dated October 11, 2007	Incorporated by reference to Exhibit 10.1 to Eldorado’s Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007

10.20	Purchase and Sale Agreement with Farmers Reservoir and Irrigation Company Marshall Lake Division Shares dated February 28, 2007	Incorporated by reference to Exhibit 10.20 to Eldorado’s Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007

10.21	Purchase and Sale Agreement with Farmers Reservoir and Irrigation Company Marshall Lake Division Shares dated August 2, 2007	Incorporated by reference to Exhibit 10.21 to Eldorado’s Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007

10.22	Water Use Agreement with the City of Louisville, Colorado dated October 16, 2007	Incorporated by reference to Exhibit 10.22 to Eldorado’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2007

10.23	Purchase and Sale Agreement with Farmers Reservoir and Irrigation Company Marshall Lake Division Shares dated March 21, 2008	Incorporated by reference to Exhibit 10.23 to Eldorado’s Form 10-KSB filed with the Securities and Exchange Commission on June 27, 2008

10.24*	2008 Incentive Stock Plan	Incorporated by reference to Annex A to Eldorado’s Definitive Proxy Statement on Schedule 14A for the Annual meeting of Shareholders held on August 26, 2008

10.25	First Amendment to Water Lease Agreement dated July 15, 2008	Incorporated by reference to Exhibit 10.24 to Eldorado’s Form 8-k filed with the Securities and Exchange Commission on August 1, 2008

10.26	Commercial Loan Agreement with American National Bank dated March 17, 2009 (including Debt Modification Agreement dated March 17, 2009)	Incorporated by reference to Exhibit 10.26 to Eldorado’s Form 10-K filed with the Securities and Exchange Commission on June 29, 2009.

10.27	Commercial Loan Agreement with ANB Bank, dated February 2, 2012	Incorporated by reference to Exhibit 99.1 to Eldorado’s Form 8-k filed with the Securities and Exchange Commission on February 13, 2012.

10.28	Promissory Note between Eldorado Artesian Springs, Inc. and ANB Bank, dated February 2, 2012	Incorporated by reference to Exhibit 99.2 to Eldorado’s Form 8-k filed with the Securities and Exchange Commission on February 13, 2012.

10.29	Deeds of Trust between Eldorado Artesian Springs, Inc. and ANB Bank, dated February 2, 2012	Incorporated by reference to Exhibit 99.3 to Eldorado’s Form 8-k filed with the Securities and Exchange Commission on February 13, 2012.

10.30	Agreement to Provide Insurance between Eldorado Artesian Springs, Inc. and ANB Bank, dated February 2, 2012	Incorporated by reference to Exhibit 99.4 to Eldorado’s Form 8-k filed with the Securities and Exchange Commission on February 13, 2012.

10.31	Commercial Loan Agreement with ANB Bank, dated February 2, 2012	Incorporated by reference to Exhibit 99.5 to Eldorado’s Form 8-k filed with the Securities and Exchange Commission on February 13, 2012.

10.32	Promissory Note between Eldorado Artesian Springs, Inc. and ANB Bank, dated February 2, 2012	Incorporated by reference to Exhibit 99.6 to Eldorado’s Form 8-k filed with the Securities and Exchange Commission on February 13, 2012.

10.33	Deeds of Trust between Eldorado Artesian Springs, Inc. and ANB Bank, dated February 2, 2012	Incorporated by reference to Exhibit 99.7 to Eldorado’s Form 8-k filed with the Securities and Exchange Commission on February 13, 2012.

10.34	Agreement to Provide Insurance between Eldorado Artesian Springs, Inc. and ANB Bank, dated February 2, 2012	Incorporated by reference to Exhibit 99.8 to Eldorado’s Form 8-k filed with the Securities and Exchange Commission on February 13, 2012.

10.35	Promissory Note between Eldorado Artesian Springs, Inc. and the U.S. Small Business Administration, dated February 2, 2012.	Incorporated by reference to Exhibit 99.9 to Eldorado’s Form 8-k filed with the Securities and Exchange Commission on February 13, 2012.

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
__________________
*        Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELDORADO ARTESIAN SPRINGS, INC.

Dated: June 29, 2012	By:	/s/ Douglas A. Larson
Douglas A. Larson,
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ Douglas A. Larson	June 29, 2012
Douglas A. Larson
President and Direct

/s/ Kevin M. Sipple	June 29, 2012
Kevin M. Sipple,
Vice-President and Director

/s/ Cathleen Shoenfeld	June 29, 2012
Cathleen Shoenfeld,
Chief Financial Officer, Chief Accounting Officer
(Principal Financial and Accounting Officer), Secretary

/s/ Jeremy S. Martin	June 29, 2012
Jeremy S. Martin,
Vice-President and Director

/s/ J. Ross Colbert	June 29, 2012
J. Ross Colbert,
Director