Form 10-Q
period 2012-06-30
ELDORADO ARTESIAN SPRINGS INC
filed 2012-08-14
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number: 000-18235
_______________________

ELDORADO ARTESIAN SPRINGS, INC.
(Exact name of registrant as specified in its charter)
_______________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  On August 13, 2012 there were 6,036,091 shares of the registrant’s common stock, $.001 par value, outstanding.

ELDORADO ARTESIAN SPRINGS, INC.
FORM 10-Q

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets

	June 30, 2012	March 31, 2012
	(unaudited)
Assets
Current assets
Cash	$431,158	$250,083
Accounts receivable – trade, net	1,127,617	944,807
Inventories	349,166	336,671
Prepaid expenses and other	27,188	49,748
Total current assets	1,935,129	1,581,309
Non-current assets
Property, plant and equipment, net	3,676,813	3,738,335
Investments	361,196	361,196
Water rights, net	71,675	71,675
Deposits	108,204	108,204
Other, net	133,200	95,297
Total non-current assets	4,351,088	4,374,707
Total assets	$6,286,217	$5,956,016

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$442,640	$237,591
Accrued expenses	318,021	326,971
Customer deposits	87,557	80,874
Line of credit	370,051	370,051
Current portion of capital lease obligations	26,306	26,321
Current portion of long-term debt	138,059	126,583
Total current liabilities	1,382,634	1,168,391
Non-current liabilities
Capital lease obligations, less current portion	16,866	16,531
Long-term debt, less current portion	4,099,318	4,097,506
Total non-current liabilities	4,116,184	4,114,037
Total liabilities	5,498,818	5,282,428
Commitments and contingency
Stockholders' equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,036,091 issued and outstanding	6,036	6,036
Additional paid-in capital	1,678,648	1,673,617
Accumulated deficit	(897,285)	(1,006,065)
Total stockholders' equity	787,399	673,588
Total liabilities and stockholders' equity	$6,286,217	$5,956,016

See notes to financial statements.

Unaudited Statements of Operations

	For the Three Months Ended
	June 30,
	2012	2011
Revenues
Water and related	$2,522,348	$2,282,562
Resort operations	70,450	39,368
Total revenues	2,592,798	2,321,930
Cost of goods sold	674,885	638,280
Gross profit	1,917,913	1,683,650
Operating expenses
Salaries and related expenses	868,541	778,447
Administrative and general	466,268	442,155
Delivery	218,314	191,777
Advertising and promotions	65,256	72,223
Depreciation and amortization	124,160	110,885
Total operating expenses	1,742,539	1,595,487
Income from operations	175,374	88,163
Other income (expense)
Interest income	310	435
Interest expense	(66,904)	(98,106)
Total other expense	(66,594)	(97,671)
Income (loss) before income taxes	108,780	(9,508)
Income tax benefit (expense)
Current	36,900	-
Deferred	(36,900)	-
Total income tax benefit (expense)	-	-
Net income (loss) available to common shareholders	$108,780	$(9,508)

Basic and diluted weighted average common shares outstanding	6,036,091	6,036,091
Basic and diluted income (loss) per common share	$0.02	$(0.00)

See notes to financial statements

Unaudited Statements of Cash Flows

	Three Months Ended
	June 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$108,780	$(9,508)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	124,160	110,885
Stock based compensation	5,031	5,030
Changes in certain assets and liabilities
Accounts receivable	(182,810)	(18,539)
Inventories	(12,495)	(77,192)
Prepaid expenses and other	22,600	422
Accounts payable	205,049	93,699
Accrued expenses	(8,950)	(7,474)
Customer deposits	6,683	4,567
Net cash provided by operating activities	268,048	101,890

Cash flows from investing activities
Purchases of property and equipment	(58,798)	(24,440)
Net cash flows used in investing activities	(58,798)	(24,440)

Cash flows from financing activities
Payments on long-term obligations	(28,175)	(33,328)
Net cash flows provided by (used in) financing activities	(28,175)	(33,328)

Net increase in cash	181,075	44,122

Cash — beginning of period	250,083	79,202

Cash — end of period	$431,158	$123,324

Supplemental disclosures of cash flow information:

Cash paid for interest for the three months ended June 30, 2012 and June 30, 2011 was $66,904 and $98,106, respectively.

Cash paid for income taxes for the three months ended June 30, 2012 and June 30, 2011 was $0.

In April 2011, the Company capitalized equipment with a deposit of $31,245.

The Company acquired $75,120 in fixed assets through capital leases during the three month period ended June 30, 2011.

In May 2012, the Company obtained an SBA loan in the amount of $1,457,000 of which $1,415,216 was used to pay off a short term note with a bank and $41,784 represents loan fees which is included in other long term assets in the accompanied balance sheet.

See notes to the financial statements.

ELDORADO ARTESIAN SPRINGS, INC.

Notes to Unaudited Financial Statements

Note 1 - Summary of Significant Accounting Policies

Interim Unaudited Financial Statements

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The results of operations for the three months ended June 30, 2012 and 2011 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally made in the registrant's annual report on Form 10-K. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the year ended March 31, 2012.

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

Note 2 - Stockholders' Equity

Stock Option Plans

The Company has a qualified stock plan, the 2008 Incentive Stock Plan, pursuant to which 2,000,000 shares were reserved for issuance.  As of June 30, 2012, 1,950,000 shares were available for future grant.  Additionally, the Company previously had a qualified stock plan, the 1997 Stock Option Plan, which expired in 2007, pursuant to which 875,000 shares were reserved for issuance and as of June 30, 2012, 56,000 shares were reserved for issuance pursuant to outstanding grants and no shares were available for future grant as the plan has expired.  The 2008 Incentive Stock Plan and the 1997 Stock Option Plan, referred to herein as the Plans, and the shares issuable there under, are both registered on Form S-8 with the Securities and Exchange Commission.  The Plans provide for the grant of options and other equity based awards to employees, directors and consultants of the Company and are administered by the Company’s Board of Directors.

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

Note 4 – Commitments

Line of Credit

The Company has a line of credit with Great Western Bank in the amount of $475,000. As of June 30, 2012, the Company had a balance on the line of credit of $370,051. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at Prime plus 1% with a minimum rate of 5.5%. The borrowing base was approximately $569,000 as of June 30, 2012. The line includes certain reporting and financial covenants, is collateralized by accounts receivable and inventory and is guaranteed by three company executives. The line has a maturity date of November 18, 2012. The Company intends to enter into a new line of credit agreement prior to the maturity date of the current agreement.

Notes Payable

On February 2, 2012, the Company entered into three separate loan agreements to refinance the existing debt that was due within the next 12 months and had previously been classified as current debt.  The Company entered into a Commercial Loan Agreement (the “First ANB Loan Agreement”) with ANB Bank.  Under the First ANB Loan Agreement, the Company received proceeds of $2,815,892 from the Bank pursuant to a promissory note (“Note 1”). The proceeds were used to refinance an existing note on the Company’s property in Louisville, Colorado. The terms of Note 1 include a fixed interest rate of 5.5% for five years with monthly payments of approximately $19,500 which includes principal and interest. The interest rate will remain fixed at 5.5% until February 2, 2017 after which time it may change. The interest rate will be based on the Prime Rate plus 2.00%. The interest rate may change February 2, 2017 and every 5 years thereafter.  A single “balloon payment” of the entire unpaid balance of principal and interest will be due on February 2, 2022. The Company entered into a separate Commercial Loan Agreement (the “Second ANB Loan Agreement”) with ANB Bank.  Under the Second ANB Loan Agreement, the Company received proceeds of $1,415,216 from the Bank pursuant to a promissory note (“Note 2”). The proceeds were used to refinance an existing note on the Company’s property in Eldorado Springs, Colorado. The terms of Note 2 include a fixed interest rate of 6.0% on the unpaid principal beginning March 2, 2012. The unpaid principal and accrued interest was due on May 2, 2012.

The Company also entered into a Commercial Loan Agreement (the “SBA Loan Agreement”) with the U.S. Small Business Administration (the “SBA”).  Under the SBA Loan Agreement, the Company received proceeds of $1,457,000 from the SBA pursuant to a Note (“Note 3”). The proceeds were used to refinance Note 2 under the Second ANB Loan Agreement as described above. The effective rate for Note 3 is 4.951% for the full 20 year term.  The monthly payment is $10,089 and the maturity date is April 1, 2032.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties that might adversely affect the Company's operating results in the future in a material way.  Such risks and uncertainties include but are not limited to the following: availability of debt and equity financing, ability to purchase additional water rights, senior calls of water rights, interest rate fluctuations, effects of regional economic and market conditions, labor and marketing costs, operating costs, packaging costs, intensity of competition and legal claims.

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

Results of Operations

Performance Overview – Recent Trends

For the three months ended June 30, 2012, the Company reported an increase in overall revenue of 11.7%. The increase in revenue was due to overall increase in unit volumes across nearly all categories. The number of home and office accounts increased for the three months ended June 30, 2012 and the total units for many products increased to the retail establishments.

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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Sales

Sales for the three months ended June 30, 2012 were $2,592,798 compared to $2,321,930 for the same period ended June 30, 2011, an increase of 11.7%.

Sales of the products used in the delivery to homes and offices which include 5 and 3 gallons bottles as well as the dispenser units were 55.5% of sales and increased from $1,264,966 for the three months ended June 30, 2011 to $1,438,479 for the three months ended June 30, 2011, an increase of $173,513 or 13.7%.  Total units sales of 5 and 3 gallon products increased by 7.9% while the average selling price remained constant. Rental income for the dispenser units increased 27.8%. The Company has increased the customer base and continues to attract new business through a variety of sales events and outside sales staff.

The Company increased filter rental and sales from $44,810 for the three months ended June 30, 2011 to $57,236 for the three months ended June 30, 2012, an increase of $12,426 or 27.7%. Consumers are looking for ways to decrease expenses and are substituting filtration units for the 5 and 3 gallon products. The Company also sells coffee and coffee equipment from our existing route vehicles. For the three months ended June 30, 2012, sales for coffee, coffee equipment and accessories increased from $39,582 for the three months ended June 30, 2011 compared to $61,653 for the three months ended June 30, 2012. The Company continues to experience competition for the coffee service from local distributors as well as on-line web sites that promote similar products.

Sales of the Company’s PET products (.5 liter to 1.5 liter sizes), including private label products, represented 19.1% of sales for the three months ended June 30, 2012 and 17.0% for the three months ended June 30, 2011 or $496,204 and $394,870, respectively. This represented an increase of 25.7%. The Company’s gallon size products were 15.4% of sales or $398,940 for the three months ended June 30, 2012 compared to 11.9% of sales or $275,892 for the three months ended June 30, 2011, an increase of 44.6%.

Sales of the Company's organic vitamin charged spring water were $43,758 for the three months ended June 30, 2012 compared to $53,518 for the three months ended June 30, 2011, a decrease of 18.2%. The line of Organic Vitamin Charged Spring Water is available Vitamin Cottage, Kroger’s (King Soopers and City Markets) and Whole Foods Markets in the Midwest area. Additionally, the product is available to more than 2,000 other retail outlets, convenience stores and on-premise locations serviced by UNFI, US Food Service and KeHE Distributors.

Gross Profit/Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2012 were $674,885, or 26.0% of sales, compared to $638,280 or 27.5% of sales for the three months ended June 30, 2011. Gross profit increased from $1,683,650, or 72.5% of sales for the three months ended June 30, 2011 to $1,917,913 or 74.0% of sales for the three months ended June 30, 2012. Overall, gross profit increased 13.9% for the three months ended June 30, 2012.

Cost of goods for the home and office products were $100,123, or 7.0% of 5 and 3 gallon sales for the three months ended June 30, 2012, compared to $95,102, or 7.5% of 3 and 5 gallon sales for the three months ended June 30, 2011. Cost of goods for the Eldorado brand one gallon products were $211,618, or 53% of one gallon sales for the three months ended June 30, 2012, compared to $124,211, or 45% of one gallon sales for the three months ended June 30, 2011. Cost of goods for the PET products were $254,614, or 51.3% of sales for the three months ended June 30, 2012, compared to $184,503, or 46.7% of PET sales for the three months ended June 30, 2011.

Operating Expenses

Total operating expenses increased to $1,742,539 for the three months ended June 30, 2012 compared to $1,595,487 for the three months ended June 30, 2011, an increase of $147,052 or 9.2%. The total operating expenses, salaries and related expenses increased to $868,541 for the three months ended June 30, 2012, or 33.5% of sales, from $778,447 for the three months ended June 30, 2011, or 33.5% of sales.

Administrative and general expenses increased by 5.5% to $466,268 for the three months ended June 30, 2012 as compared to $442,155 for the three months ended June 30, 2011.

Delivery expenses increased from $191,777 for the three months ended June 30, 2011 to $218,314 for the three months ended June 30, 2012, an increase of 13.8%.

Advertising and promotion expenses decreased 9.6% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  Advertising and promotion expenses were 2.5% and 3.1% of sales, respectively for the three months ended June 30, 2012 and 2011, respectively. The decrease in advertising and promotional expenses is primarily related to a change in the quantity and type of events as well as a decrease in store promotions.

Depreciation and amortization increased 12% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Depreciation and amortization was 4.8% of sales for the three months ended June 30, 2012 and 2011.

Interest, Taxes, Other Income and Other Expenses

Interest expense for the three months ended June 30, 2012, decreased 31.8% to $66,904 as compared to $98,106 for the three months ended June 30, 2011.

For the three months ended June 30, 2012, the Company recorded income tax expense of $36,900 against our pretax income of $108,780 as a valuation allowance was recorded on our outstanding deferred tax assets due to uncertainty of realization, a 34% effective tax rate. The Company recorded a deferred tax expense of $36,900 for recapture of prior year deferred tax assets.

The Company had a net income after taxes of $108,780 for the three months ended June 30, 2012 compared to a net loss of $9,508 for the three months ended June 30, 2011.

Liquidity and Capital Resources

Trade accounts receivable for the three months ended June 30, 2012 were 19.3% more than at year ended March 31, 2012.  This resulted from the increase in revenues for the three months ended June 30, 2012.  Days sales outstanding was approximately 39 and 37 days for June 30, 2012 and March 31, 2012, respectively.

Cash flows from operating activities had a net inflow of $268,048 for the three months ended June 30, 2012. The cash provided by operating activities represents an increase of $166,158 from three months ended June 30, 2011. The largest reconciling item between net income and net cash flow from operations was the $205,049 of increase in accounts payable.
Cash flows from investing activities resulted in a net outflow of $58,798 for the three months ended June 30, 2012.  This total represents expenditures on equipment for electric water coolers, filtration equipment and coffee dispensing equipment that are rented to delivery customers.

Cash flows from financing activities resulted in a net outflow of $28,175 for the three months ended June 30, 2012 for net proceeds from the refinance of long-term debt and loan fees.

The Company’s cash balance at June 30, 2012 increased to $431,158 by a net amount of $181,075 from $250,083 at March 31, 2012.

On November 18, 2010, the Company entered into an agreement with Great Western Bank for a line of credit in the amount of $475,000. As of June 30, 2012, the Company had a balance on the line of credit of $370,051. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at Prime plus 1% with a minimum rate of 5.5%. The borrowing base was approximately $569,000 as of June 30, 2012. The line includes certain reporting and financial covenants, is cross-collateralized by accounts receivable and inventory and is guaranteed by three company executives.  The line has a maturity date of November 18, 2012. The Company intends to enter into a new line of credit agreement prior to the maturity date of the current agreement.

On February 2, 2012, the Company entered into three separate loan agreements to refinance the existing debt that was due within the next 12 months and had previously been classified as current debt.  The Company entered into a Commercial Loan Agreement (the “First ANB Loan Agreement”) with ANB Bank.  Under the First ANB Loan Agreement, the Company received proceeds of $2,815,892 from the Bank pursuant to a promissory note (“Note 1”). The proceeds were used to refinance an existing note on the Company’s property in Louisville, Colorado. The terms of Note 1 include a fixed interest rate of 5.5% for five years with monthly payments of approximately $19,500 which includes principal and interest. The interest rate will remain fixed at 5.5% until February 2, 2017 after which time it may change. The interest rate will be based on the Prime Rate plus 2.00%. The interest rate may change February 2, 2017 and every 5 years thereafter.  A single “balloon payment” of the entire unpaid balance of principal and interest will be due on February 2, 2022. The Company entered into a separate Commercial Loan Agreement (the “Second ANB Loan Agreement”) with ANB Bank.  Under the Second ANB Loan Agreement, the Company received proceeds of $1,415,216 from the Bank pursuant to a promissory note (“Note 2”). The proceeds were used to refinance an existing note on the Company’s property in Eldorado Springs, Colorado. The terms of Note 2 include a fixed interest rate of 6.0% on the unpaid principal beginning March 2, 2012. The unpaid principal and accrued interest was due on May 2, 2012.

The Company also entered into a Commercial Loan Agreement (the “SBA Loan Agreement”) with the U.S. Small Business Administration (the “SBA”).  Under the SBA Loan Agreement, the Company received proceeds of $1,457,000 from the SBA pursuant to a Note (“Note 3”). The proceeds were used to refinance Note 2 under the Second ANB Loan Agreement as described above. The effective rate for Note 3 is 4.951% for the full 20 year term.  The monthly payment is $10,089 and the maturity date is April 1, 2032.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ELDORADO ARTESIAN SPRINGS, INC.

Date: August 14, 2012	By:	/s/ Douglas A. Larson
Douglas A. Larson
President
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Cathleen Shoenfeld
Cathleen Shoenfeld
Chief Financial Officer
(Principal Financial Officer)

ELDORADO ARTESIAN SPRINGS, INC.

Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2012
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