Form 10-Q
period 2012-09-30
ELDORADO ARTESIAN SPRINGS INC
filed 2012-11-13
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______ to _____

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  On November 12, 2012 there were 6,036,091 shares of the registrant’s common stock, $.001 par value, outstanding.

ELDORADO ARTESIAN SPRINGS, INC.

FORM 10-Q

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets

	September 30, 2012	March 31, 2012
	(unaudited)
Assets
Current assets
Cash	$658,335	$250,083
Accounts receivable - trade, net	1,045,207	944,807
Inventories	373,324	336,671
Prepaid expenses and other	23,031	49,748
Total current assets	2,099,897	1,581,309
Non-current assets
Property, plant and equipment, net	3,745,271	3,738,335
Investments	361,196	361,196
Water rights, net	71,675	71,675
Deposits	108,204	108,204
Other, net	130,227	95,297
Total non-current assets	4,416,573	4,374,707
Total assets	$6,516,470	$5,956,016

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$470,162	$237,591
Accrued expenses	274,660	326,971
Customer deposits	93,259	80,874
Line of credit	370,051	370,051
Current portion of capital lease obligations	61,371	26,321
Current portion of long-term debt	137,613	126,583
Total current liabilities	1,407,116	1,168,391
Non-current liabilities
Capital lease obligations, less current portion	62,313	16,531
Long-term debt, less current portion	4,066,582	4,097,506
Total non-current liabilities	4,128,895	4,114,037
Total liabilities	5,536,011	5,282,428
Commitments and contingency
Stockholders' equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,036,091 issued and outstanding	6,036	6,036
Additional paid-in capital	1,683,678	1,673,617
Accumulated deficit	(709,255)	(1,006,065)
Total stockholders' equity	980,459	673,588
Total liabilities and stockholders' equity	$6,516,470	$5,956,016

See notes to financial statements.

Unaudited Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue
Water and related	$2,578,015	$2,583,282	$5,100,363	$4,865,844
Resort operations	115,032	122,050	185,482	161,418
Net revenue	2,693,047	2,705,332	5,285,845	5,027,262

Cost of goods sold	637,659	815,224	1,312,544	1,453,504

Gross profit	2,055,388	1,890,108	3,973,301	3,573,758

Operating expenses
Salaries and related	910,527	891,432	1,779,068	1,669,879
Administrative and general	443,676	420,161	909,944	862,316
Delivery	229,390	197,656	447,704	389,433
Advertising and promotions	84,207	81,401	149,463	153,624
Depreciation and amortization	129,947	125,783	254,107	236,668
	1,797,747	1,716,433	3,540,286	3,311,920

Operating income	257,641	173,675	433,015	261,838

Other income (expense)
Interest income	819	611	1,129	1,046
Interest expense	(70,430)	(89,546)	(137,334)	(187,652)
	(69,611)	(88,935)	(136,205)	(186,606)

Net income before provision for income taxes	188,030	84,740	296,810	75,232

Income tax (expense) benefit
Current	65,100	29,200	102,000	26,000
Deferred	(65,100)	(29,200)	(102,000)	(26,000)
	-	-	-	-

Net income	$188,030	$84,740	$296,810	$75,232

Basic and dilutive income per common share	$0.03	$0.01	$0.05	$0.01

Weighted average number of common shares outstanding – basic and dilutive	6,036,091	6,036,091	6,036,091	6,036,091

See notes to financial statements.

Unaudited Statements of Cash Flows

	Six Months Ended
	September 30,
	2012	2011
Cash flows from operating activities
Net income	$296,810	$75,232
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	254,107	236,668
Stock based compensation	10,061	10,060

Changes in certain assets and liabilities
Accounts receivable	(100,400)	38,032
Inventories	(36,653)	(95,213)
Prepaid expenses and other	25,938	16,262
Deposits	-	8,751
Accounts payable	232,571	42,578
Accrued expenses	(52,311)	(88,431)
Customer deposits	12,385	12,758
Net cash provided by operating activities	642,508	256,697
Cash flows from investing activities
Purchases of property and equipment	(152,349)	(73,346)
Net cash flows used in investing activities	(152,349)	(73,346)

Cash flows from financing activities
Payments on long-term obligations	(81,907)	(52,618)

Net cash flows provided by (used in) financing activities	(81,907)	(52,618)

Net increase in cash	408,252	130,733

Cash — beginning of period	250,083	79,202

Cash — end of period	$658,335	$209,935

Supplemental disclosures of cash flow information:

Cash paid for interest for the six months ended September 30, 2012 and September 30, 2011 was $137,334 and $187,652, respectively.

Cash paid for income taxes for the six months ended September 30, 2012 and September 30, 2011 was $0.

The Company acquired $101,062 in fixed assets through capital leases during the six months ended September 30, 2012. The Company acquired $75,120 in fixed assets through capital leases during the six month period ended September 30, 2011.

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

Interim Unaudited Financial Statements

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The results of operations for the six months ended September 30, 2012 and 2011 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally made in the registrant's annual report on Form 10-K. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the year ended March 31, 2012.

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

Note 2 - Stockholders' Equity

Stock Option Plans

The Company has a qualified stock plan, the 2008 Incentive Stock Plan, pursuant to which 2,000,000 shares were reserved for issuance.  As of September 30, 2012, 1,950,000 shares were available for future grant.  Additionally, the Company previously had a qualified stock plan, the 1997 Stock Option Plan, which expired in 2007, pursuant to which 875,000 shares were reserved for issuance and as of September 30, 2012, 56,000 shares were reserved for issuance pursuant to outstanding grants and no shares were available for future grant as the plan has expired.  The 2008 Incentive Stock Plan and the 1997 Stock Option Plan, referred to herein as the Plans, and the shares issuable there under, are both registered on Form S-8 with the Securities and Exchange Commission.  The Plans provide for the grant of options and other equity based awards to employees, directors and consultants of the Company and are administered by the Company’s Board of Directors.

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

Note 4 – Commitments

Line of Credit

The Company has a line of credit with Great Western Bank in the amount of $475,000. As of September 30, 2012, the Company had a balance on the line of credit of $370,051. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at Prime plus 1% with a minimum rate of 5.5%. The borrowing base was approximately $585,000 as of September 30, 2012. The line includes certain reporting and financial covenants, is collateralized by accounts receivable and inventory and is guaranteed by three company executives. The line has a maturity date of November 18, 2012. The Company intends to enter into a new line of credit agreement prior to the maturity date of the current agreement.

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

Under the First ANB Loan Agreement, the Second ANB Loan Agreement, and the SBA Loan Agreement, (collectively, the “Loan Agreements”) the Company granted the Bank security interests in the leases and rents on the property in Eldorado Springs, Colorado and Louisville, Colorado as well as deeds of trust for the same properties in Eldorado Springs and Louisville. The Loan Agreements specify events of default customary to facilities of its type, including any non-payment of principal, interest or other amounts, misrepresentation of representations and warranties, violation of covenants, certain events of bankruptcy or insolvency, certain material judgments, seizure of assets, or other material adverse changes. Upon the occurrence of an event of default, the payments by the Company of all of its outstanding obligations may be accelerated, and ANB Bank and the SBA commitments under the Loan Agreements may be terminated. The Loan Agreements are also guaranteed by three Company executives and are collateralized by substantially all assets of the Company. The Loan Agreements also include certain performance and reporting covenants.

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

Results of Operations

Performance Overview – Recent Trends

Revenues for the six months ended September 30, 2012 increased 5.1% to $5,285,845 from $5,027,262 for the same period ended September 30, 2011.  The increase in revenues was generated by increases in almost all products. The 1 gallon branded products increased 16.4% while categories for the PET products increased by 14.9%. Certain trends have continued that indicate that more customers are choosing larger, more economical packaging over the smaller size PET products. A warmer than average summer season resulted in an increase in revenues for the resort of almost 15%.

The Company believes that we are in a position to grow the business as the economy recovers in the markets we presently service by offering additional products we sell including coffee and vitamin water. We are also utilizing advertising and promotional budgets for promoting the products.  We will continue to pursue additional business in new areas including coffee and filtration equipment.  In addition, we continue to look for ways to decrease operating costs in order to achieve profitability in the future.

Three and Six Months Ended September 30, 2012 Compared to Three and Six Months Ended September 30, 2011

Sales

Sales for the six months ended September 30, 2012 were $5,285,845 compared to $5,027,262 for the same period ended September 30, 2011, an increase of 5.1%. Sales for the three months ended September 30, 2012 were $2,693,047 compared to $2,705,332 for the same period ended September 30, 2011, a decrease of less than 1%.

Sales of the products used in the delivery to homes and offices which include 5 and 3 gallons bottles as well as the dispenser units were 55.4% of sales and increased from $2,598,793 for the six months ended September 30, 2011 to $2,927,090 for the six months ended September 30, 2012, an increase of $328,297 or 12.6%.  Total units sales of 5 and 3 gallon products increased by approximately 10.5% while the average selling price increased 9.6%. The Company has increased the customer base and continues to attract new business through a variety of sales events and outside sales staff.

The Company increased filter rental and sales from $92,166 for the six months ended September 30, 2011 to $116,877 for the six months ended September 30, 2012, an increase of $24,711 or 26.8%. Consumers are looking for ways to decrease expenses and are substituting filtration units for the 5 and 3 gallon products. The Company also sells coffee and coffee equipment from our existing route vehicles. For the six months ended September 30, 2012, sales for coffee, coffee equipment and accessories increased from $79,789 for the six months ended September 30, 2011 compared to $114,706 for the six months ended September 30, 2012. The Company continues to experience competition for the coffee service from local distributors as well as on-line web sites that promote similar products. The commodity price of coffee has also increased which has resulted in an increase in the price of the coffee to our customers.

Sales of the Company’s PET products (.5 liter to 1.5 liter sizes), including private label products, represented 19.4% of sales for the six months ended September 30, 2012 and 17.8% of sales for the six months ended September 30, 2011 or $1,025,807 and $892,649, respectively. This represented an increase of 14.9%. The Company’s gallon size products were 15% of sales or $794,735 for the six months ended September 30, 2012 compared to 13.6% of sales or $682,672 for the six months ended September 30, 2011, an increase of 16.4%.

Sales of the Company's organic vitamin charged spring water were $86,658 for the six months ended September 30, 2012 compared to $99,334 for the six months ended September 30, 2011, a decrease of 12.8%. The decrease in sales is due to the timing of promotional deal periods for the distributors resulting in various different buying patterns throughout the year. The line of Organic Vitamin Charged Spring Water is available Vitamin Cottage, Kroger’s (King Soopers and City Markets) and Whole Foods Markets in the Midwest area. Additionally, the product is available to more than 2,000 other retail outlets, convenience stores and on-premise locations serviced by UNFI, US Food Service and KeHE Distributors.

Gross Profit/Cost of Goods Sold

Cost of goods sold for the six months ended September 30, 2012 were $1,312,544, or 24.8% of sales, compared to $1,453,504 or 28.9% of sales for the six months ended September 30, 2011. Gross profit increased from $3,573,758, or 71.1% of sales for the six months ended September 30, 2011 to $3,973,301 or 75.2% of sales for the six months ended September 30, 2012. Overall, gross profit increased 11.2% for the six months ended September 30, 2012.

Cost of goods sold related to 5 and 3 gallon sales were $189,590, or 6.5% of sales for the six months ended September 30, 2012, compared to $196,777, or 7.8% of sales for the six months ended September 30, 2011. Cost of goods for the Eldorado brand one gallon products were $396,347, or 49.9% of one gallon sales for the six months ended September 30, 2012, compared to $314,769, or 46.1% of one gallon sales for the six months ended September 30, 2011. Cost of goods for the PET products were $515,397, or 50.2% of sales for the six months ended September 30, 2012, compared to $427,925, or 47.9% of PET sales for the six months ended September 30, 2011.

Operating Expenses

Total operating expenses increased to $3,540,286 for the six months ended September 30, 2012 compared to $3,311,920 for the six months ended September 30, 2011, an increase of $228,366 or 6.9%. Of the total operating expenses, salaries and related expenses increased to $1,779,068 for the six months ended September 30, 2012, or 33.7% of sales, from $1,669,879 for the six months ended September 30, 2011, or 33.2% of sales.

Administrative and general expenses increased by 5.5% to $909,944 as compared to $862,316 for the six months ended September 30, 2011.

Delivery expenses increased from $389,433 for the six months ended September 30, 2011 to $447,704 for the six months ended September 30, 2012, an increase of 15%.

Advertising and promotion expenses decreased 2.7% for the six months ended September 30, 2012 compared to the six months ended September 30, 2011.  Advertising and promotion expenses were 2.8% and 3.1% of sales, respectively for the six months ended September 30, 2012 and 2011. The decrease in advertising and promotional expenses is primarily related to a change in the quantity and type of events as well as a decrease in store promotions.

Depreciation and amortization increased 7.4% for the six months ended September 30, 2012 as compared to the six months ended September 30, 2011. Depreciation and amortization was 4.8% of sales for the six months ended September 30, 2012 compared to 4.7% of sales for the six months ended September 30, 2011.

Interest, Taxes, Other Income and Other Expenses

For the six months ended September 30, 2012, interest income increased to $1,129 as compared to $1,046 for the same period ended September 30, 2011.

Interest expense for the six months ended September 30, 2012, decreased 26.8% to $137,334 as compared to $187,652 for the six months ended September 30, 2011. The Company refinanced outstanding debt at a lower interest rate in February 2012.

For the six months ended September 30, 2012, the Company recorded income tax expense of $102,000 against our pretax income of $296,810 as a valuation allowance was recorded on our outstanding deferred tax assets due to uncertainty of realization, a 34% effective tax rate. The Company recorded a deferred tax expense of $102,000 for recapture of prior year deferred tax assets.

The Company had a net income after taxes of $296,810 for the six months ended September 30, 2012 compared to a net income of $75,232 for the six months ended September 30, 2011.

Liquidity and Capital Resources

Trade accounts receivable for the six months ended September 30, 2012 were 10.6% more than at year ended March 31, 2012.  This resulted from the increase in revenues for the six months ended September 30, 2012.  Days sales outstanding was approximately 36 and 37 days for September 30, 2012 and March 31, 2012, respectively.

Cash flows from operating activities had a net inflow of $642,508 for the six months ended September 30, 2012. The cash provided by operating activities represents an increase of $385,811 from six month ended September 30, 2011. The largest reconciling item between net income and net cash flow from operations was the $254,107 of depreciation and amortization.

Cash flows from investing activities resulted in a net outflow of $152,349 for the six months ended September 30, 2012.  This total represents expenditures on equipment for electric water coolers, filtration equipment and coffee dispensing equipment that are rented to delivery customers.

Cash flows from financing activities resulted in a net outflow of $81,907 for the six months ended September 30, 2012 for payments made on long-term obligations.

The Company’s cash balance at September 30, 2012 increased to $658,335 by a net amount of $408,252 from $250,083 at March 31, 2012.

On November 18, 2010, the Company entered into an agreement with Great Western Bank for a line of credit in the amount of $475,000. As of September 30, 2012, the Company had a balance on the line of credit of $370,051. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at Prime plus 1% with a minimum rate of 5.5%. The borrowing base was approximately $585,000 as of September 30, 2012. The line includes certain reporting and financial covenants, is cross-collateralized by accounts receivable and inventory and is guaranteed by three company executives.  The line has a maturity date of November 18, 2012. The Company intends to enter into a new line of credit agreement prior to the maturity date of the current agreement.

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

Under the First ANB Loan Agreement, the Second ANB Loan Agreement, and the SBA Loan Agreement, (collectively, the “Loan Agreements”) the Company granted the Bank security interests in the leases and rents on the property in Eldorado Springs, Colorado and Louisville, Colorado as well as deeds of trust for the same properties in Eldorado Springs and Louisville. The Loan Agreements specify events of default customary to facilities of its type, including any non-payment of principal, interest or other amounts, misrepresentation of representations and warranties, violation of covenants, certain events of bankruptcy or insolvency, certain material judgments, seizure of assets, or other material adverse changes. Upon the occurrence of an event of default, the payments by the Company of all of its outstanding obligations may be accelerated, and ANB Bank and the SBA commitments under the Loan Agreements may be terminated. The Loan Agreements are also guaranteed by three Company executives and are collateralized by substantially all assets of the Company. The Loan Agreements also include certain performance and reporting covenants.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ELDORADO ARTESIAN SPRINGS, INC.

Date: November 13, 2012	By:	/s/ Douglas A. Larson
Douglas A. Larson
President
(Principal Executive Officer)

Date: November 13, 2012	By:	/s/ Cathleen Shoenfeld
Cathleen Shoenfeld
Chief Financial Officer
(Principal Financial Officer)

ELDORADO ARTESIAN SPRINGS, INC.

Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2012
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