Form 10-Q
period 2012-12-31
ELDORADO ARTESIAN SPRINGS INC
filed 2013-02-14
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  On February 13, 2013 there were 6,036,091 shares of the registrant’s common stock, $.001 par value, outstanding.

ELDORADO ARTESIAN SPRINGS, INC.
FORM 10-Q

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets

	December 31, 2012	March 31, 2012
	(unaudited)
Assets
Current assets
Cash	$310,589	$250,083
Accounts receivable - trade, net	1,015,100	944,807
Inventories	360,853	336,671
Prepaid expenses and other	31,570	49,748
Total current assets	1,718,112	1,581,309
Non-current assets
Property, plant and equipment, net	3,690,065	3,738,335
Investments	361,196	361,196
Water rights, net	71,675	71,675
Deposits	108,204	108,204
Other, net	123,358	95,297
Total non-current assets	4,354,498	4,374,707
Total assets	$6,072,610	$5,956,016

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$340,350	$237,591
Accrued expenses	254,615	326,971
Customer deposits	91,915	80,874
Line of credit	-	370,051
Current portion of capital lease obligations	54,716	26,321
Current portion of long-term debt	141,439	126,583
Total current liabilities	883,035	1,168,391
Non-current liabilities
Capital lease obligations, less current portion	54,761	16,531
Long-term debt, less current portion	4,045,441	4,097,506
Total non-current liabilities	4,100,202	4,114,037
Total liabilities	4,983,237	5,282,428
Commitments and contingency
Stockholders' equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,036,091 issued and outstanding	6,036	6,036
Additional paid-in capital	1,688,708	1,673,617
Accumulated deficit	(605,371)	(1,006,065)
Total stockholders' equity	1,089,373	673,588
Total liabilities and stockholders' equity	$6,072,610	$5,956,016

See notes to financial statements.

Unaudited Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenue
Water and related	$2,276,781	$2,094,725	$7,377,144	$6,960,569
Resort operations	3,000	3,000	188,482	164,418
Net revenue	2,279,781	2,097,725	7,565,626	7,124,987

Cost of goods sold	514,482	560,816	1,827,026	2,014,320

Gross profit	1,765,299	1,536,909	5,738,600	5,110,667

Operating expenses
Salaries and related	817,723	766,039	2,596,791	2,435,918
Administrative and general	398,656	366,495	1,308,600	1,228,811
Delivery	221,347	198,481	669,051	587,914
Advertising and promotions	34,393	33,318	183,856	186,942
Depreciation and amortization	129,657	119,733	383,764	356,401
	1,601,776	1,484,066	5,142,062	4,795,986

Operating income	163,523	52,843	596,538	314,681

Other income (expense)
Interest income	558	455	1,687	1,501
Interest expense	(60,197)	(83,772)	(197,531)	(271,424)
	(59,639)	(83,317)	(195,844)	(269,923)

Net income before provision for income taxes	103,884	(30,474)	400,694	44,758

Income tax (expense) benefit
Current	38,000	-	140,000	-
Deferred	(38,000)	-	(140,000)	-
	-	-	-	-

Net income (loss)	$103,884	$(30,474)	$400,694	$44,758

Basic and dilutive income (loss) per common share	$0.02	$(0.01)	$0.07	$0.01

Weighted average number of common shares outstanding – basic and dilutive	6,036,091	6,036,091	6,036,091	6,036,091

Unaudited Statements of Cash Flows

	Nine Months Ended
	December 31,
	2012	2011
Cash flows from operating activities
Net income	$400,694	$44,758
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	383,764	356,401
Stock based compensation	15,091	15,091

Changes in certain assets and liabilities
Accounts receivable	(70,293)	49,514
Inventories	(24,182)	(11,597)
Prepaid expenses and other	20,477	(1,152)
Deposits	-	8,751
Accounts payable	102,759	(110,556)
Accrued expenses	(72,356)	(121,669)
Customer deposits	11,041	32,446
Net cash provided by operating activities	766,995	261,987
Cash flows from investing activities
Purchases of property and equipment	(223,009)	(136,994)
Net cash flows used in investing activities	(223,009)	(136,994)

Cash flows from financing activities
Payments on line of credit	(370,051)	-
Payments on long-term obligations	(130,508)	(95,789)
Borrowings on long-term obligations	17,079	-

Net cash flows used in financing activities	(483,480)	(95,789)

Net increase in cash	60,506	29,204

Cash — beginning of period	250,083	79,202

Cash — end of period	$310,589	$108,406

Supplemental disclosures of cash flow information:

Cash paid for interest for the nine months ended December 31, 2012 and December 31, 2011 was $197,531 and $271,424, respectively.

Cash paid for income taxes for the nine months ended December 31, 2012 and December 31, 2011 was $0.

The Company acquired $101,062 in fixed assets through capital leases during the nine months ended December 31, 2012. The Company acquired $75,120 in fixed assets through capital leases during the nine month period ended December 31, 2011.

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

Interim Unaudited Financial Statements

The interim financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The results of operations for the nine months ended December 31, 2012 and 2011 are not necessarily indicative of the results of the entire year. The financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally made in the registrant's annual report on Form 10-K. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the year ended March 31, 2012.

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

Note 2 - Stockholders' Equity

Stock Option Plans

The Company has a qualified stock plan, the 2008 Incentive Stock Plan, pursuant to which 2,000,000 shares were reserved for issuance.  As of December 31, 2012, 1,950,000 shares were available for future grant.  Additionally, the Company previously had a qualified stock plan, the 1997 Stock Option Plan, which expired in 2007, pursuant to which 875,000 shares were reserved for issuance and as of December 31, 2012, 56,000 shares were reserved for issuance pursuant to outstanding grants and no shares were available for future grant as the plan has expired.  The 2008 Incentive Stock Plan and the 1997 Stock Option Plan, referred to herein as the Plans, and the shares issuable there under, are both registered on Form S-8 with the Securities and Exchange Commission.  The Plans provide for the grant of options and other equity based awards to employees, directors and consultants of the Company and are administered by the Company’s Board of Directors.

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

Note 4 – Commitments

Line of Credit

The Company had a line of credit with Great Western Bank in the amount of $475,000. The line had a maturity date of November 18, 2012.  As of November 19, 2012, the Company did not have a balance on the line of credit with Great Western Bank and did not renew the agreement at that time.

On December 27, 2012, the Company entered into a new agreement with ANB Bank for a line of credit of $750,000. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at Prime plus 1% with a minimum rate of 5.5%. The borrowing base was $750,000 as of December 31, 2012. The line includes certain reporting and financial covenants, is collateralized by accounts receivable and inventory and is guaranteed by three company executives. The line has a maturity date of December 27, 2013. There was no balance due on the line of credit as of December 31, 2012.

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

Results of Operations

Performance Overview – Recent Trends

Revenues for the nine months ended December 31, 2012 increased 6.2% to $7,565,626 from $7,124,987 for the same period ended December 31, 2011.  The increase in revenues was generated by increases in almost all products. The areas that had the largest increase in revenues were the 1 gallon branded products and the PET products.. Certain trends have continued that indicate that more customers are choosing larger, more economical packaging over the smaller size PET products. A warmer than average summer season resulted in an increase in revenues for the resort of almost 15%.

The Company believes that we are in a position to grow the business as the economy recovers in the markets we presently service by offering additional products we sell including coffee and vitamin water. We are also utilizing advertising and promotional budgets for promoting the products.  We will continue to pursue additional business in new areas including coffee and filtration equipment.  In addition, we continue to look for ways to decrease operating costs in order to continue to be profitable.

Three and Nine Months Ended December 31, 2012 Compared to Three and Nine Months Ended December 31, 2011

Sales

Sales for the nine months ended December 31, 2012 were $7,565,626 compared to $7,124,987 for the same period ended December 31, 2011, an increase of 6.2%. Sales for the three months ended December 31, 2012 were $2,279,782 compared to $2,097,725 for the same period ended December 31, 2011, an increase of 8.7%.

Sales of the products used in the delivery to homes and offices which include 5 and 3 gallons bottles as well as the dispenser units were 56.4% of sales and increased from $3,791,613 for the nine months ended December 31, 2011 to $4,270,593 for the nine months ended December 31, 2012, an increase of $478,980 or 12.6%.  Total units sales of 5 and 3 gallon products increased by approximately 10.4% while the average selling price decreased 1.2%. Rental of equipment used for home and office accounts increased from $198,028 for the nine months ended December 31, 2011 to $288,135 for the nine months ended December 31, 2012, an increase of $90,107 or 45.5%. The Company has increased the customer base and continues to attract new business through a variety of sales events and outside sales staff.

The Company increased filter rental and sales from $142,441 for the nine months ended December 31, 2011 to $178,142 for the nine months ended December 31, 2012, an increase of $35,701 or 25.1%. Consumers are looking for ways to decrease expenses and are substituting filtration units for the 5 and 3 gallon products. The Company also sells coffee and coffee equipment from our existing route vehicles. For the nine months ended December 31, 2012, sales for coffee, coffee equipment and accessories increased from $126,722 for the nine months ended December 31, 2011 compared to $177,587 for the nine months ended December 31, 2012. The Company continues to experience competition for the coffee service from local distributors as well as on-line web sites that promote similar products. The Company continues to add more variety of coffee to compete with other distributors. The commodity price of coffee has also increased which has resulted in an increase in the price of the coffee to our customers.

Sales of the Company’s PET products (.5 liter to 1.5 liter sizes), including private label products, represented 18.3% of sales for the nine months ended December 31, 2012 and 17.1% of sales for the nine months ended December 31, 2011 or $1,382,302 and $1,219,487, respectively. This represented an increase of 13.4%. The Company’s gallon size products were 15.2% of sales or $1,149,020 for the nine months ended December 31, 2012 compared to 13.1% of sales or $931,658 for the nine months ended December 31, 2011, an increase of 23.3%.

Sales of the Company's organic vitamin charged spring water were $114,524 for the nine months ended December 31, 2012 compared to $125,797 for the nine months ended December 31, 2011, a decrease of 9%. The decrease in sales is due to the timing of promotional deal periods for the distributors resulting in various different buying patterns throughout the year. The line of Organic Vitamin Charged Spring Water is available Vitamin Cottage, Kroger’s (King Soopers and City Markets) and Whole Foods Markets in the Midwest area. Additionally, the product is available to more than 2,000 other retail outlets, convenience stores and on-premise locations serviced by UNFI, US Food Service and KeHE Distributors.

Gross Profit/Cost of Goods Sold

Cost of goods sold for the nine months ended December 31, 2012 were $1,827,026, or 24.1% of sales, compared to $2,014,320 or 28.3% of sales for the nine months ended December 31, 2011. For the nine months ended December 31, 2011 the Company was providing private label gallon products to a large retailer at a lower average selling price as compared to the Company’s branded products resulting in higher cost of goods sold as a percent of sales. For the nine months ended December 31, 2012, the Company began selling branded one gallon products to the same large retailer at a higher average selling price resulting in a lower cost of goods sold as a percent of sales and an overall increase in gross profit. Gross profit increased from $5,110,667, or 71.7% of sales for the nine months ended December 31, 2011 to $5,738,600 or 75.9% of sales for the nine months ended December 31, 2012. Overall, gross profit increased 12.3% for the nine months ended December 31, 2012.

Cost of goods sold related to 5 and 3 gallon sales were $285,002, or 6.7% of sales for the nine months ended December 31, 2012, compared to $272,688, or 7.2% of sales for the nine months ended December 31, 2011. Cost of goods for the Eldorado brand one gallon products were $555,531, or 48.3% of one gallon sales for the nine months ended December 31, 2012, compared to $433,035, or 46.5% of one gallon sales for the nine months ended December 31, 2011. Cost of goods for the PET products were $679,677, or 49.2% of sales for the nine months ended December 31, 2012, compared to $612,359, or 50.2% of PET sales for the nine months ended December 31, 2011.

Operating Expenses

Total operating expenses increased to $5,142,062 for the nine months ended December 31, 2012 compared to $4,795,986 for the nine months ended December 31, 2011, an increase of $346,076 or 7.2%. Of the total operating expenses, salaries and related expenses increased to $2,596,791 for the nine months ended December 31, 2012, or 34.3% of sales, from $2,435,918 for the nine months ended December 31, 2011, or 34.2% of sales.

Administrative and general expenses increased by 6.5% to $1,308,600 as compared to $1,228,811 for the nine months ended December 31, 2011.

Delivery expenses increased from $587,914 for the nine months ended December 31, 2011 to $669,051 for the nine months ended December 31, 2012, an increase of 13.8%.

Advertising and promotion expenses decreased 1.7% for the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011.  Advertising and promotion expenses were 2.4% and 2.6% of sales, respectively for the nine months ended December 31, 2012 and 2011. The decrease in advertising and promotional expenses is primarily related to a change in the quantity and type of events as well as a decrease in store promotions.

Depreciation and amortization increased 7.7% for the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011. Depreciation and amortization was 5.1% of sales for the nine months ended December 31, 2012 compared to 5.0% of sales for the nine months ended December 31, 2011.

Interest, Taxes, Other Income and Other Expenses

Interest expense for the nine months ended December 31, 2012, decreased 27.2% to $197,531 as compared to $271,424 for the nine months ended December 31, 2011. The Company refinanced outstanding debt at a lower interest rate in February 2012.

For the nine months ended December 31, 2012, the Company recorded income tax expense of $140,000 against our pretax income of $400,694. As of December 31, 2012, a full valuation allowance was recorded against our outstanding deferred tax assets due to uncertainty of realization and therefore, the Company recorded a deferred tax expense of $140,000 to offset the income tax expense.

The Company had a net income after taxes of $400,694 for the nine months ended December 31, 2012 compared to a net income of $44,758 for the nine months ended December 31, 2011.

Liquidity and Capital Resources

Trade accounts receivable for the nine months ended December 31, 2012 were 7.4% more than at year ended March 31, 2012.  This resulted from the increase in revenues for the nine months ended December 31, 2012.  Days sales outstanding was approximately 36 and 37 days for December 31, 2012 and March 31, 2012, respectively.

Cash flows from operating activities had a net inflow of $764,696 for the nine months ended December 31, 2012. The cash provided by operating activities represents an increase of $502,709 from nine month ended December 31, 2011. The largest reconciling item between net income and net cash flow from operations was the $383,764 of depreciation and amortization.

Cash flows from investing activities resulted in a net outflow of $203,632 for the nine months ended December 31, 2012.  This total represents expenditures on equipment for electric water coolers, filtration equipment and coffee dispensing equipment that are rented to delivery customers.

Cash flows from financing activities resulted in a net outflow of $500,558 for the nine months ended December 31, 2012 for payments made on long-term obligations. In November 2012, the Company paid $370,051 due on the outstanding line of credit.

The Company’s cash balance at December 31, 2012 increased to $310,589 by a net amount of $60,506 from $250,083 at March 31, 2012.

On November 18, 2010, the Company entered into an agreement with Great Western Bank for a line of credit in the amount of $475,000. As of December 31, 2012, the Company did not have a balance on the line of credit. The Company did not renew the line of credit with Great Western Bank. On December 27, 2012, the Company entered into an agreement with ANB Bank for a line of credit in the amount of $750,000. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at Prime plus 1% with a minimum rate of 5.5%. The borrowing base was $750,000 as of December 31, 2012. The line includes certain reporting and financial covenants, is cross-collateralized by accounts receivable and inventory and is guaranteed by three company executives.  The line has a maturity date of December 27, 2013.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ELDORADO ARTESIAN SPRINGS, INC.

Date: February 14, 2013	By:	/s/ Douglas A. Larson
Douglas A. Larson
President
(Principal Executive Officer)

Date: February 14, 2013	By:	/s/ Cathleen Shoenfeld
Cathleen Shoenfeld
Chief Financial Officer
(Principal Financial Officer)

ELDORADO ARTESIAN SPRINGS, INC.

Quarterly Report on Form 10-Q
for the Quarter Ended December 31, 2012
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
____________
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