Form 10-K
period 2013-03-31
ELDORADO ARTESIAN SPRINGS INC
filed 2013-06-28
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $239,114.

As of June 28, 2013, the Issuer had a total of 6,036,091 shares of common stock, $.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders, expected to be held in September 2013, are incorporated by reference into Part III of this Form 10-K.

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

The Company has reacted to consumer demands by adding additional products to its service and delivery operations. In order to handle competition from other companies, the Company added filtration products in July 2003. Currently, the Company services approximately 700 filter accounts.

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

In September 2007, the Company introduced a line of Organic Vitamin Charged spring water. The beverage industry has been influenced by the Enhanced segment of the beverage market. The Company believes the Organic Vitamin Charged spring water will compete based on the organic ingredients, superior taste and brand recognition in the Colorado area where we currently distribute our water products. The Company continues to try and grow the distribution of this product off of existing delivery vehicles as well as through other independent distribution companies.

Water Source and Bottling

When we purchased the Eldorado Springs property in 1983, included in the purchase of the real estate were certain water rights that had been decreed for the water sources located on the property. We have the right to beneficially use the water derived from the sources of water that are the subject of the decreed water rights, unless there is a call being made downstream from our location by a water right that is senior to ours. A senior water right would be obtained by those that applied water to a beneficial use prior to the uses associated with our water sources. Because the Eldorado Springs area was not developed until the early 1900’s there are many senior water rights that could place a call on the stream and unless we have a recognized replacement source of water or a decreed Augmentation Plan we would be forced to stop using the water from our sources.

We had previously enrolled in a replacement water subscription service known as GASP (Groundwater Appropriators of the South Platte) as a means of providing replacement water to the stream system at times when we withdrew water from our sources when we were not in priority. However, during the drought in 2002, GASP was unable to make all of the replacements for which they were obligated. Therefore, the State of Colorado determined that GASP would no longer be a recognized source of replacement water. This determination by the state meant that we would have to obtain other sources of replacement or augmentation water if we continued to withdraw water from our sources while not in priority.

Because demand for our spring water exists on a year round basis, we require a replacement water source that can be delivered to the stream at any time during the year. We were able to purchase shares of stock of the Farmer’s Reservoir and Irrigation Company (FRICO) – Marshall Division. Each share entitles us to the use of a pro rata portion of the water belonging to FRICO as operated pursuant to state regulations that govern what are known as Mutual Ditch Companies. Marshall Reservoir is located in close proximity to our water sources in Eldorado Springs and because the water is stored it is able to be released upon demand to meet our obligations.

The water represented by our shares in the FRICO system had been historically used for irrigating croplands. This meant that, in addition to obtaining a decreed augmentation plan from the Colorado Water Court, we had to obtain a change of use decree in order to use the water for replacing our withdrawals as part of the Augmentation Plan. The Water Court of the State of Colorado entered a Decree on April 16, 2013 approving the change in water right and the terms and conditions of our Augmentation Plan, subject to the retained jurisdiction clauses normally associated with such actions. The Decree allows us to use the water represented by our FRICO shares as augmentation water to replace our out of priority withdrawals from our springs and other sources. It also established the conditions under which we can add other sources of water to the Plan for use as additional replacement water. It is possible that our ability to withdraw water from our springs in a particular year may be limited if the water associated with our FRICO shares under drought conditions is not sufficient to meet all of our replacement requirements.  Because drought is an ever present possibility in our location, we will continue to seek additional sources of replacement and augmentation water to add to our Augmentation Plan.

Products

The Company is principally in the business of selling bottled artesian spring water.  Sales of the Company's water have historically been made by selling five gallon and three gallon bottles of water directly to homes and businesses, retail grocery stores and distributors located in Colorado. The Company also sells its water at wholesale to retail food stores (grocery chains), by packaging the water into smaller, more convenient sizes which are suitable for retail distribution. The Company rents coolers to customers to dispense the bottled water. The Company also rents and sells filtration equipment to customers for home and office accounts. The Company added coffee and coffee equipment to its product mix delivered to customers from route delivery vehicles. The coffee is packaged by Green Mountain Coffee Roasters and is delivered by the Company’s employees. The Company’s water bottling operation accounted for approximately 98% of the Company’s revenues for the fiscal year ended March 31, 2013. The Company added a line of organic vitamin charged spring water to the product line and those products were available for distribution in September 2007. Additionally, in Eldorado Springs, the Company owns and operates a resort on its property during the summer months and rents a single-family home.

Sales and Distribution

Home/Commercial Delivery Business
Direct delivery of bottled water to homes and businesses has historically been the focus of the Company’s business. The Company’s bottled water delivery business primarily consists of the sale of five gallon and three gallon containers of water to customers who lease water dispensers from the Company.  The Company delivers these bottles directly to customers using trucks owned or leased by the Company.    The Company’s delivery sales are made primarily in the Denver/Boulder, Colorado metropolitan area (but also in selected other cities along the front range). As of March 31, 2013, the Company had approximately 14,400 active delivery accounts, and the delivery business currently accounts for roughly 62% of the Company's revenues. Of the five and three gallon accounts, approximately 50% were home accounts and 50% were commercial accounts.

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

Employees

As of March 31, 2013, the Company had 68 full-time employees. During the summer months, the Company employs approximately 14 seasonal employees for the operation of the pool.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, this item is not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company owns property in two locations.

Eldorado Springs, Colorado

The Company owns approximately 42 acres of land in Eldorado Springs, Colorado.  The buildings owned by the Company at this location total approximately 12,000 square feet. The Company uses this warehouse space for the fill station for the spring water as well as for storage of products from time to time. The Company also continues to use office space next to the warehouse. As part of the property in Eldorado Springs, the Company owns the wells and springs thereon and certain water rights.  The Company owns an outdoor swimming pool that is operated during the summer months. Virtually all of the Company's property in Eldorado Springs is pledged as collateral on Company loan balances.

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

Fiscal Year 2013	High	Low
Fourth Quarter through March 31, 2013	$0.83	$0.22
Third Quarter through December 31, 2012	$0.53	$0.12
Second Quarter through September 30, 2012	$0.53	$0.10
First Quarter through June 30, 2012	$0.19	$0.08

Fiscal Year 2012	High	Low
Fourth Quarter through March 31, 2012	$0.35	$0.15
Third Quarter through December 31, 2011	$0.51	$0.10
Second Quarter through September 30, 2011	$0.55	$0.05
First Quarter through June 30, 2011	$0.50	$0.35

The last price at which the Company’s common stock was sold was $0.63 on June 11, 2013.

Holders

The Company had 142 record owners of its common stock as of June 28, 2013.

Dividends

No dividends have been declared or paid to date on the Company's common stock, and the Company does not anticipate paying dividends in the foreseeable future. The Company follows a policy of cash preservation for future use in the business.

Recent Sales of Unregistered Securities

During the year ended March 31, 2013, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K or Form 10-Q.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, this item is not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand our Company. The MD&A should be read in conjunction with our consolidated financial statements and accompanying notes. The MD&A includes the following sections:

●	Forward Looking Statements
●	Business Overview
●	Results of Operations – Year Ended March 31, 2013 Compared to Year Ended March 31, 2012
●	Liquidity and Capital Resources
●	Critical Accounting Issues

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

Results of Operations

Performance Overview – Recent Trends

For the fiscal year ended March 31, 2013, the Company reported an increase in overall revenue of 7%. The increase in revenue was due to overall increase in unit volumes across all categories. The number of home and office accounts increased for the fiscal year ended March 31, 2013 and the total units for many products increased to the retail establishments.

The Company continues to utilize advertising and promotional budgets to help promote various products. The Company has been pursuing ways to offer more sizes of the products off of our own delivery vehicles to increase sales to existing customers.

Overall operating expenses increased 7.4% for the year ended March 31, 2013 as compared to the same period ended March 31, 2012. Operating expenses increased slightly from 68% of sales for the fiscal year ended March 31, 2012 to 68.3% of sales for the fiscal year ended March 31, 2013.

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

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012

Sales

Sales for the year ended March 31, 2013 were $9,875,000 compared to $9,227,182 for the same period ended March 31, 2012, an increase of 7%.

Sales of the products used in the delivery to homes and offices which include 5 and 3 gallons bottles as well as the dispenser units were 57.4% of sales and increased from $5,076,936 for fiscal year 2012 to $5,664,496 for fiscal year 2013, an increase of $587,560 or 11.6%. Total units of 5 and 3 gallon products increased 9.6% from the fiscal year ended March 31, 2012 to the fiscal year ended March 31, 2013 while the average selling price decreased approximately 1%. Total revenues for equipment rentals increased 42.5% from the fiscal year ended March 31, 2012 to the fiscal year ended March 31, 2013. The Company increased the average rental price per unit for the dispenser units. The Company continues to look for additional products to distribute to existing and new customers to increase sales off of existing route vehicles. The Company began offering purified drinking water in the 5 gallon bottles for delivery off of existing route vehicles as a lower cost alternative for customers.

The Company increased filter rental and sales from $196,339 in fiscal year 2012 to $241,627 in fiscal year 2013, an increase of $45,288 or 23.1%. Consumers looking for ways to decrease expenses and are substituting filtration units for the 5 and 3 gallon products. The Company also sells coffee and coffee equipment from our existing route vehicles. Sales for coffee, coffee equipment and accessories increased from $181,682 for the fiscal year ended March 31, 2012 compared to $258,394 for the fiscal year ended March 31, 2013.

Sales of the Company’s PET products (.5 liter to 1.5 liter sizes), including private label products, represented 17.6% of sales for fiscal year 2013 and 16.9% of sales for fiscal year 2012 or $1,737,713 and $1,554,938, respectively. This represented an increase of 11.8%. The Company’s gallon size products were 15.1% of sales or $1,490,169 in fiscal year 2013 compared to 13% of sales or $1,202,580 in fiscal year 2012, an increase of 23.9%. The Company had been providing private label one gallon purified water to one of the largest retailers in the country. As of February 2012, the Company was no longer providing the private label product. However, the Company began providing one gallon branded spring water to the same retailer.

In 2008, the Company began introducing an organic vitamin charged spring water for distribution off of existing route vehicles as well as through major distributors. The product is now available throughout Colorado and in portions of surrounding states. The line of organic vitamin charged spring water is available in Vitamin Cottage, King Soopers (Kroger stores), Costco and Whole Foods. Additionally, the product is available to more than 2,000 other retail outlets, convenience stores and on-premise locations by UNFI and US Food Service distributors. Total gross sales for the organic vitamin charge spring water were $140,443 for the fiscal year 2013 compared to $158,278 for the fiscal year 2012.

Gross Profit/Cost of Goods Sold

Cost of goods sold for fiscal year 2013 were $2,382,806, or 24.1% of sales, compared to $2,492,881, or 27% of sales for fiscal year 2012. Gross profit increased from $6,734,301 or 73% of sales for fiscal year 2012 to $7,492,194 or 75.9% of sales for fiscal year 2012. Overall, gross profit increased 11.3% from the fiscal year ended March 31, 2012.

Cost of goods for the home and office products were $375,787, or 6.6% of 5 and 3 gallon sales for fiscal year 2013, compared to $367,596, or 7.2% of 5 and 3 gallon sales for fiscal year 2012. Cost of goods for the Eldorado brand 1 gallon products were $719,620, or 48.3% of 1 gallon sales for fiscal year 2013, compared to $558,881, or 46.5% of 1 gallon sales for fiscal year 2012. Cost of goods for the PET products were $857,151, or 49.3% of sales for fiscal year 2013, compared to $791,342, or 50.9% of sales for fiscal year 2012. Recently, the cost of goods for the bottles and packaging of the gallon and PET products has decreased resulting in increased gross margin for these categories.

Operating Expenses

Total operating expenses increased to $6,740,602 in fiscal year 2013 from $6,275,016 in fiscal year 2012, an increase of $465,586 or 7.4%. Of the total operating expenses, salaries and related expenses increased to $3,422,318 in fiscal year 2013, or 34.7% of sales, from $3,211,621 in fiscal year 2012, or 34.8% of sales. The increase in salaries and related expenses is due to the increase in overall revenues for the fiscal year 2013.

Administrative and general expenses increased 6.3% to $1,707,923 for fiscal year 2013 as compared to $1,607,173 for fiscal year 2012. The Company has experienced increased costs for health insurance for its employees. Additionally, the Company had additional costs related to professional fees related to water rights negotiations.

Delivery expenses increased from $769,422 for fiscal year 2012 to $876,644 for fiscal year 2013, an increase of 13.9%. Truck maintenance and leased equipment fees increased over the previous fiscal year as the Company entered into agreements for additional vehicles and had repair costs for damage to the leased vehicles that were taken out of service.

Advertising and promotion expenses increased 5.6% for fiscal year 2013 compared to fiscal year 2012.  Advertising and promotion expenses were 2.2% and 2.3% of sales, respectively for both fiscal year 2013 and 2012.

Depreciation and amortization increased 7.4% for fiscal year 2013 as compared to fiscal year 2012. Depreciation and amortization was 5.2% of sales for fiscal year 2012 and 2013. The Company has purchased more equipment for use with the home and office delivery accounts resulting in an increase in the depreciation expense.

Interest, Taxes, Other Income and Other Expenses

For the year ended March 31, 2013, interest income increased 14.7% to $2,249 as compared to $1,960 for the same period ended March 31, 2012.

Interest expense for the year ended March 31, 2013 decreased 26.3% to $255,333 as compared to $345,263 for the year ended March 31, 2012 due to the refinancing of the outstanding debt.

For the fiscal year ended March 31, 2013, the Company recorded net income tax benefit of $13,406 against our pretax income of $498,508 and released the valuation allowance. For the fiscal year ended March 31, 2012, the Company recorded income tax expense of $24,191 against our pretax book income of $115,982 as a valuation allowance was recorded on our outstanding deferred tax assets due to uncertainty of realization, a 21% effective tax rate.

The Company had net income after taxes of $511,914 in fiscal year 2013 compared to net income of $115,982 for fiscal year 2012.

Liquidity and Capital Resources

Trade accounts receivable for the year ended March 31, 2013 were 6.6% more than at year ended March 31, 2012.  This resulted from the increase in overall revenue. Days sales outstanding was approximately 37 days for March 31, 2013 and 2012.

Cash flows from operating activities had a net inflow of $1,037,067 for fiscal year 2013. The cash provided by operating activities represents an increase of $581,114 from fiscal year 2012. The largest reconciling item between net income and net cash flow from operations was the $513,829 of depreciation and amortization.  The change in operating activities also resulted from the change in accounts payable and net income. The Company anticipates that cash flow from operations will be available to fund existing obligations for expected cash requirements over the next year.

Cash flows from investing activities resulted in a net outflow of $272,846 for fiscal year 2013.  This total represents expenditures on equipment for additional electric water coolers, filtration equipment and coffee dispensing equipment that are rented to delivery customers.

Cash flows from financing activities resulted in a net outflow of $533,258 for fiscal year 2013.  In November 2012, the Company paid off the balance on a line of credit in the amount of $370,051.

The Company’s cash balance at March 31, 2013 increased to $480,546 by a net amount of $230,463 from $250,083 at March 31, 2012.

The Company has a line of credit with ANB Bank in the amount of $750,000. As of March 31, 2013, the Company did not have a balance on the line of credit. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at Prime plus 1% with a minimum rate of 5.5%. The borrowing base was $750,000 as of March 31, 2013. The line includes certain reporting and financial covenants, is cross-collateralized by accounts receivable and inventory and is guaranteed by three company executives. The line has a maturity date of December 27, 2013.

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

Contractual Obligations and Commitments

The following table sets forth our contractual commitments as of March 31, 2013:

Fiscal Year End	Long-Term Debt and Capital Leases	Operating Lease	Total
2014	$195,666	$298,092	$493,758
2015	189,281	274,749	464,030
2016	167,279	253,092	420,371
2017	160,783	226,720	387,503
Thereafter	3,533,071	226,576	3,759,647

Total	$4,246,080	$1,279,229	$5,525,309

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

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This pronouncement was issued to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This pronouncement is effective for reporting periods beginning after September 15, 2012. The adoption of ASU 2012-02 did not have a material impact to our consolidated financial position, results of operations or cash flows.

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This pronouncement was issued to address implementation issues about the scope of Accounting Standards Update No. 2011-11 and to clarify the scope of the offsetting disclosures and address any unintended consequences. This pronouncement is effective for reporting periods beginning on or after January 1, 2013. We do not anticipate the adoption of ASU 2013-01 to have a material impact to the consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, ‘Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This pronouncement was issued to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (i.e. inventory) instead of directly to income or expense in the same reporting period. This pronouncement is effective prospectively for reporting periods beginning after December 15, 2012. We do not anticipate the adoption of ASU 2013-02 to have a material impact to the consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, this item is not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, including the notes thereto, and the report of the independent registered public accounting firm, are included in this Annual Report and begin on page F-1.

14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Eldorado Artesian Springs, Inc.
Louisville, Colorado

We have audited the accompanying balance sheets of Eldorado Artesian Springs, Inc. (“the Company”) as of March 31, 2013 and 2012 and the related statements of income, changes in stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eldorado Artesian Springs, Inc. as of March 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

EKS&H, LLLP

June 28, 2013
Boulder, Colorado

Balance Sheets

	March 31, 2013	March 31, 2012
Assets
Current assets
Cash	$480,546	$250,083
Accounts receivable - trade, net	1,007,197	944,807
Inventories	420,048	336,671
Prepaid expenses and other	41,290	49,748
Deferred tax asset	29,648	-
Total current assets	1,978,729	1,581,309
Non-current assets
Property, plant and equipment, net	3,613,629	3,738,335
Investments	361,196	361,196
Water rights, net	71,675	71,675
Deposits	108,204	108,204
Other, net	123,896	95,297
Total non-current assets	4,278,600	4,374,707
Total assets	$6,257,329	$5,956,016

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$415,442	$237,591
Accrued expenses	269,016	326,971
Income taxes payable	8,767	-
Customer deposits	104,926	80,874
Line of credit	-	370,051
Current portion of capital lease obligations	49,341	26,321
Current portion of long-term debt	146,325	126,583
Total current liabilities	993,817	1,168,391
Non-current liabilities
Deferred tax liability	7,475	-
Capital lease obligations, less current portion	45,591	16,531
Long-term debt, less current portion	4,004,823	4,097,506
Total non-current liabilities	4,057,889	4,114,037
Total liabilities	5,051,706	5,282,428
Commitments and contingency
Stockholders' equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,036,091 (2013 and 2012) issued and outstanding	6,036	6,036
Additional paid-in capital	1,693,738	1,673,617
Accumulated deficit	(494,151)	(1,006,065)
Total stockholders' equity	1,205,623	673,588
Total liabilities and stockholders' equity	$6,257,329	$5,956,016

See notes to financial statements

Statements of Operations

	For the Years Ended
	March 31,
	2013	2012
Revenues
Water and related	$9,694,518	$9,059,764
Resort operations	180,482	167,418
Total revenues	9,875,000	9,227,182
Cost of goods sold	2,382,806	2,492,881
Gross profit	7,492,194	6,734,301
Operating expenses
Salaries and related expenses	3,422,318	3,211,621
Administrative and general	1,707,923	1,607,173
Delivery	876,644	769,422
Advertising and promotions	219,888	208,226
Depreciation and amortization	513,829	478,574
Total operating expenses	6,740,602	6,275,016
Income from operations	751,592	459,285
Other income (expense)
Gain on the sale of property	-	-
Interest income	2,249	1,960
Interest expense	(255,333)	(345,263)
Total other expense	(253,084)	(343,303)
Income before income taxes	498,508	115,982
Income tax (expense) benefit
Current	(8,767)	24,191
Deferred	22,173	(24,191)
Total income tax (expense) benefit	13,406	-
Net income available to common shareholders	$511,914	$115,982

Basic and diluted weighted average common shares outstanding	6,036,091	6,036,091
Basic and diluted income per common share	$0.08	$0.02

See notes to financial statements

Statement of Changes in Stockholders' Equity
For the Years Ended March 31, 2013 and 2012

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - March 31, 2011	6,036,091	$6,036	$1,653,496	$(1,122,047)	$537,485
Stock options issued to employees	-	-	20,121	-	20,121
Net income	-	-	-	115,982	115,982
Balance - March 31, 2012	6,036,091	$6,036	$1,673,617	$(1,006,065)	$673,588
Stock options issued to employees	-	-	20,121	-	20,121
Net income	-	-	-	511,914	511,914
Balance - March 31, 2013	6,036,091	$6,036	$1,693,738	$(494,151)	$1,205,623

See notes to financial statements

Statements of Cash Flows

	For the Years Ended
	March 31,
	2013	2012
Cash flows from operating activities
Net income	$511,914	$115,982
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	513,829	478,574
Deferred income taxes	(22,173)	-
Stock based compensation	20,121	20,121
Changes in assets and liabilities
Accounts receivable	(62,390)	103,739
Inventories	(83,377)	31,526
Prepaid expenses and other	6,428	(41,568)
Deposits	-	39,996
Accounts payable	177,851	(265,575)
Accrued expenses	(57,955)	(8,609)
Income taxes payable	8,767	-
Customer deposits	24,052	(18,233)
Net cash provided by operating activities	1,037,067	455,953
Cash flows from investing activities
Purchases of property and equipment	(272,846)	(217,191)
Net cash used in investing activities	(272,846)	(217,191)
Cash flows from financing activities
Payments on line of credit	(370,051)	-
Payments on long-term debt and capital leases	(180,238)	(67,881)
Borrowings on long-term obligations	16,531	-
Net cash used in financing activities	(533,758)	(67,881)
Net increase in cash	230,463	170,881
Cash – beginning of year	250,083	79,202
Cash - end of year	$480,546	$250,083

Supplemental disclosure of cash flow information

Cash paid during the year for interest was $255,333 (2013) and $345,263 (2012).

Cash paid during the year for income taxes was $0 (2013 and 2012).

The Company acquired $101,062 (2013) and $0 (2012) in fixed assets through capital leases.

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

See notes to financial statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Eldorado Artesian Springs, Inc., (the "Company"), is a Colorado corporation which primarily sells bottled Artesian spring water from springs located in Eldorado Springs, Colorado and rents water dispensers.  The Company also sells a line of Organic Vitamin Charged Spring Water to retail stores. The Company rents housing, and during the summer months, it operates a natural Artesian spring pool. The Company's bottling and distribution facility is located in Louisville, Colorado.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At March 31, 2013 and 2012, the Company did not have any cash equivalents.

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

Other Assets

Other assets consist of loan fees and other costs which have been recorded at cost and are being amortized using the effective interest method over the term of the loan. The Company expects to amortize approximately $14,000 each year for the next ten years.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered.  The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were deemed necessary during the fiscal years 2013 and 2012.

Customer Deposits

Customer deposits consist primarily of deposits on bottles and equipment.

Stock Based Compensation

The Company accounts for stock-based compensation arrangements for employees and recognizes compensation expense for share-based awards based on the grant date estimated fair value of the awards using the Black Scholes option pricing model.  Compensation expense for all share-based awards is recognized in earnings over the requisite service period (generally the vesting period).  The Company records compensation expense related to non-employees over the service periods commensurate with the services provided.  Compensation expense recorded during fiscal year 2013 and 2012 was $20,121 each year.

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

Potentially dilutive common shares and outstanding options and warrants which have been excluded from the computation of diluted income per share as of March 31, 2013 and 2012 were 104,000 and 111,000, respectively, because their effect would have been antidilutive.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, receivables, accounts payable and accrued expenses approximated fair value as of March 31, 2013, because of the relatively short maturity of these instruments.

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

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expense for the years ended March 31, 2013 and 2012 were $219,888 and $208,226, respectively.

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

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This pronouncement was issued to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This pronouncement is effective for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 did not have a material impact to our consolidated financial position, results of operations or cash flows.

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This pronouncement was issued to address implementation issues about the scope of Accounting Standards Update No. 2011-11 and to clarify the scope of the offsetting disclosures and address any unintended consequences. This pronouncement is effective for reporting periods beginning on or after January 1, 2013. We do not anticipate the adoption of ASU 2013-01 to have a material impact to the consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, ‘Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This pronouncement was issued to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (i.e. inventory) instead of directly to income or expense in the same reporting period. This pronouncement is effective prospectively for reporting periods beginning after December 15, 2012. We do not anticipate the adoption of ASU 2013-02 to have a material impact to the consolidated financial position, results of operations or cash flows.

Note 2 - Balance Sheet Disclosures

Accounts receivable consist of the following:

	March 31, 2013	March 31, 2012
Accounts receivable
Accounts receivable	$1,087,197	$1,024,807
Allowance for doubtful accounts	(80,000)	(80,000)
	$1,007,197	$944,807

Property, plant and equipment consist of the following at:

	March 31, 2013	March 31, 2012
Property, plant and equipment
Land	$1,000,263	$1,000,263
Buildings and improvements	4,442,756	4,415,980
Machinery and equipment	5,844,738	5,497,607
Office furniture and fixtures	329,391	329,391
	11,617,148	11,243,241
Less accumulated depreciation and amortization	(8,003,519)	(7,504,906)
	$3,613,629	$3,738,335

Depreciation expense for the fiscal year ended March 31, 2013 and 2012 was $498,614 and $476,679.

Accrued expenses consist of the following at:

	March 31, 2013	March 31, 2012
Accrued expenses
Accrued payroll and taxes	$128,914	$117,183
Accrued property taxes	110,000	182,154
Accrued sales taxes	30,102	27,634
	$269,016	$326,971

Note 3 - Long-Term Debt

Long-term debt is as follows:

	March 31, 2013	March 31, 2012

Note payable to a bank with interest fixed at 5.5% until February 2017, at which time the interest rate may change. The note calls for monthly principal and interest payments of $19,495 with unpaid principal and interest due February 2, 2022. The note is cross-collateralized with the line of credit and backed by substantially all assets of the Company and guaranteed by three stockholders and officers of the Company. The note is subject to certain restrictive covenants.	$2,730,449	$2,808,873

Note payable to a bank with an effective interest rate of 4.951% for the full 20 year term. The note calls for monthly principal and interest payments of $10,088 effective May 1, 2012 and matures in April 2032. The note is cross collateralized with the line of credit and backed by substantially all assets of the Company and is guaranteed by three stockholders and officers of the Company.	$1,405,019	$1,415,216

Note payable to a bank with interest fixed at 6% until October 2017. The note calls for monthly principal and interest payments of $349 effective October 2012. The note is cross collateralized with the line of credit and backed by substantially all assets of the Company and is guaranteed by three stockholders and officers of the Company.	$15,680	$-
	4,151,148	4,224,089
Less current portion	(146,325)	(126,583)
	$4,004,823	$4,097,506

Maturities of Long-Term Debt Obligations:

Year Ending March 31,
2014	$359,183
2015	359,183
2016	357,791
Thereafter	3,680,946
Total payments	4,757,103
Amount representing interest	(605,955)
Net payments	4,151,148
Less current portion	(146,325)
Long-term debt obligation	$4,004,823

Note 4 – Line of Credit

The Company has a line of credit with ANB Bank in the amount of $750,000. As of March 31, 2013, the Company did not have a balance on the line of credit. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at Prime plus 1% with a minimum rate of 5.5%. The borrowing base was $750,000 as of March 31, 2013. The line includes certain reporting and financial covenants, is cross-collateralized by substantially all assets of the Company and is guaranteed by three company executives. The line has a maturity date of December 27, 2013.

Note 5 - Capital Leases

The Company acquired assets under the provisions of a long-term lease.  For financial reporting purposes, minimum lease payments relating to the assets have been capitalized.  The leases have various expiration dates between October 2013 and February 2020.  Amortization of the leased property is included in depreciation expense.

The assets under capital lease have cost and accumulated amortization as follows:

March 31,
2013
Cost	$177,225
Less accumulated amortization	(38,029)
$139,196
Maturities of capital lease obligations are as follows:

Year Ending March 31,
2014	$55,861
2015	38,808
2016	9,702
Total minimum lease payments	104,371
Amount representing interest	(9,439)
Present value of net minimum lease payments	94,932
Less current portion	(49,341)
Long-term capital lease obligation	$45,591

Note 6 - Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.  The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that are not expected to be realized based on available evidence. Net operating losses in the amount of approximately $70,000 for federal and $735,000 for state and begin to expire in 2031 and 2028.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various state and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the United States, the tax years 2009-2012 remain open to examination by the federal Internal Revenue Service and the tax years 2008-2012 remain open for various state taxing authorities. The Company has not taken any uncertain tax positions.  The net current and long-term deferred tax assets and liabilities in the accompanying balance sheet include the following:

	March 31, 2013	March 31, 2012
Current deferred tax asset	$29,648	$-
Current deferred tax liability	-	-
Net current deferred tax asset	$29,648	$-
Long-term deferred tax asset, net of valuation allowance	$61,364	$-
Long-term deferred tax liability	(68,839)	-
Net long-term deferred tax liability, net of valuation allowance	$(7,475)	$-

Temporary differences giving rise to the net deferred tax asset are as follows:

Allowance for doubtful accounts	$29,648	$29,648
Property and equipment	(68,839)	630
Deductible stock compensation	-	9,914
Net operating loss and credits	61,364	212,078
Valuation allowance	-	(252,270)
	$22,173	$-

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income compared to the income tax (benefit) expense in the statements of income:

	For the Years Ended
	March 31,
	2013	2012

Federal income taxes computed at statutory rate	$169,493	$39,434
State income taxes	25,581	4,820
Stock based compensation	6,841	6,841
Other	13,481	(26,904)
Valuation allowance	(228,802)	(24,191)
	$(13,406)	$-

Note 7 – Commitments and Contingency

Operating Leases

The Company leases delivery trucks, vehicles, equipment and property under non-cancelable operating leases.  Rent expense for these leases was $415,812 and $368,459 for the years ended March 31, 2013 and 2012, respectively.

Future minimum lease payments under these leases are approximately as follows:

Year Ending March 31,
2014	$298,092
2015	274,749
2016	253,092
2017	226,720
Thereafter	226,576
$1,279,229

Renewable Energy Service Agreement

On June 11, 2009, the Company entered into a twenty year renewable energy service agreement with Eldorado Springs Solar, LLC, an unrelated third party, to design, install, own, operate and maintain a solar electricity generating system at our property in Louisville, Colorado. The Company will purchase all of the solar electricity generated by the system which will provide approximately 50% of the electricity needs at the facility in Louisville, Colorado. The agreement provides a guaranteed energy rate schedule for 10 years with a reset rate in year eleven for the electric cost. If the Company was to terminate the agreement the Company would be required to pay a termination penalty. As of March 31, 2013, this penalty would be approximately $350,000. The Company also has the option to purchase and take title to the system starting in year eleven. During the fiscal year ended March 31, 2013, the Company expensed approximately $10,500 in utility costs under this agreement.

Note 8 – Contingency

When we purchased the Eldorado Springs property in 1983, included in the purchase of the real estate were certain water rights that had been decreed for the water sources located on the property. We have the right to beneficially use the water derived from the sources of water that are the subject of the decreed water rights, unless there is a call being made downstream from our location by a water right that is senior to ours. A senior water right would be obtained by those that applied water to a beneficial use prior to the uses associated with our water sources. Because the Eldorado Springs area was not developed until the early 1900’s there are many senior water rights that could place a call on the stream and unless we have a recognized replacement source of water or a decreed Augmentation Plan we would be forced to stop using the water from our sources.

We had previously enrolled in a replacement water subscription service known as GASP (Groundwater Appropriators of the South Platte) as a means of providing replacement water to the stream system at times when we withdrew water from our sources when we were not in priority. However, during the drought in 2002, GASP was unable to make all of the replacements for which they were obligated. Therefore, the State of Colorado determined that GASP would no longer be a recognized source of replacement water. This determination by the state meant that we would have to obtain other sources of replacement or augmentation water if we continued to withdraw water from our sources while not in priority.

Because demand for our spring water exists on a year round basis, we require a replacement water source that can be delivered to the stream at any time during the year. We were able to purchase shares of stock of the Farmer’s Reservoir and Irrigation Company (FRICO) – Marshall Division. Each share entitles us to the use of a pro rata portion of the water belonging to FRICO as operated pursuant to state regulations that govern what are known as Mutual Ditch Companies. Marshall Reservoir is located in close proximity to our water sources in Eldorado Springs and because the water is stored it is able to be released upon demand to meet our obligations.

The water represented by our shares in the FRICO system had been historically used for irrigating croplands. This meant that, in addition to obtaining a decreed augmentation plan from the Colorado Water Court, we had to obtain a change of use decree in order to use the water for replacing our withdrawals as part of the Augmentation Plan. The Water Court of the State of Colorado entered a Decree on April 16, 2013 approving the change in water right and the terms and conditions of our Augmentation Plan, subject to the retained jurisdiction clauses normally associated with such actions. The Decree allows us to use the water represented by our FRICO shares as augmentation water to replace our out of priority withdrawals from our springs and other sources. It also established the conditions under which we can add other sources of water to the Plan for use as additional replacement water. It is possible that our ability to withdraw water from our springs in a particular year may be limited if the water associated with our FRICO shares under drought conditions is not sufficient to meet all of our replacement requirements.  Because drought is an ever present possibility in our location, we will continue to seek additional sources of replacement and augmentation water to add to our Augmentation Plan.

Note 9 - Stockholders' Equity

Stock Options

The Company has a qualified stock plan, the 2008 Incentive Stock Plan, pursuant to which 2,000,000 shares were reserved for issuance.  As of March 31, 2013, 1,950,000 shares were available for future grant.  Additionally, the Company previously had a qualified stock plan, the 1997 Stock Option Plan, which expired in 2007, pursuant to which 875,000 shares were reserved for issuance.  As of March 31, 2013, 54,000 shares were reserved for issuance pursuant to outstanding grants and no shares were available for future grant as the plan has expired.  The 2008 Incentive Stock Plan and the 1997 Stock Option Plan, referred to herein as the Plans, and the shares issuable there under, are both registered on Form S-8 with the Securities and Exchange Commission.  The Plans provide for the grant of options and other equity based awards to employees, directors and consultants of the Company and are administered by the Company’s Board of Directors.

The following table presents the activity for options outstanding:

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding - March 31, 2011	226,000	$1.47
Granted	-	-
Forfeited/canceled	(115,000)	1.40
Exercised	-	-
Outstanding - March 31, 2012	111,000	1.55
Granted	-	-
Forfeited/canceled	(7,000)	1.20
Exercised	-	-
Outstanding - March 31, 2013	104,000	$1.57

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Price*	Life*	Number	Price*
$0.875	15,000	$0.875	1.42	15,000	$0.875
1.00	9,000	1.00	1.08	9,000	1.00
1.65	14,000	1.65	3.09	14,000	1.65
1.75	16,000	1.75	4.09	16,000	1.75
1.80	50,000	1.80	5.05	40,000	1.80
Total - March 31, 2013	104,000	$1.57	3.77	94,000	$1.54

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, in years, respectively.

Compensation expense recorded during the years ended March 31, 2013 and 2012 for options granted under the 2008 and 1997 Incentive Stock Plan was $20,121 and $20,121.  As of March 31, 2013 all options granted under the 1997 Incentive Stock plan were fully vested and 40,000 of the 50,000 options were fully vested under the 2008 Incentive Stock Plan.

Note 10 - Employee Benefit Plan

The Company has adopted a 401(k) profit sharing plan for its employees.  Employees become eligible to participate in the plan once they have completed one year of service and have reached 21 years of age.  Contributions by the Company and employees vest immediately.  The Company matches 100% of employee’s contributions up to 3% of the employee’s gross pay.  The Company matched approximately $43,100 for the year ended March 31, 2013 and $43,200 for the year ended March 31, 2012.  No discretionary profit sharing contributions were approved by the Board of Directors for the years ended March 31, 2013 and 2012.

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

With the participation of management, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  In consultation with Ehrhardt Keefe Steiner & Hottman, PC, our independent registered public accounting firm, management has identified a control deficiency that it believes constitutes a material weakness in our internal control over financial reporting.  The material weakness relates to our lack of technical expertise regarding complex accounting matters associated with certain income tax calculations. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

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

Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), referred to as the Internal Control—Integrated Framework. Based on this assessment, management, with the participation of our principal executive officer and principal financial officer, has determined that we did not maintain effective internal controls over financial reporting as of March 31, 2013.  Management has identified a material weakness in the operation of our internal controls over financial reporting as it relates to the lack of technical expertise regarding complex accounting matters associated with certain income tax calculations.  A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, in the future we intend to obtain the assistance of experienced financial personnel to enhance our financial reporting capabilities.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

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

ITEM 11. EXECUTIVE COMPENSATION

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

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

ELDORADO ARTESIAN SPRINGS, INC.

Dated: June 28, 2013	By:	/s/ Douglas A. Larson
Douglas A. Larson,
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ Douglas A. Larson	June 28, 2013
Douglas A. Larson,
President and Director

/s/ Kevin M. Sipple	June 28, 2013
Kevin M. Sipple,
Vice-President and Director

/s/ Cathleen Shoenfeld	June 28, 2013
Cathleen Shoenfeld,
Chief Financial Officer, Chief Accounting Officer
(Principal Financial and Accounting Officer), Secretary

/s/ Jeremy S. Martin	June 28, 2013
Jeremy S. Martin,
Vice-President and Director

/s/ J. Ross Colbert	June 28, 2013
J. Ross Colbert,
Director