Form 10-Q
period 2013-06-30
ELDORADO ARTESIAN SPRINGS INC
filed 2013-08-13
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
______________________

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-18235

______________________

ELDORADO ARTESIAN SPRINGS, INC.
(Exact name of registrant as specified in its charter)
______________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On August 12, 2013 there were 6,036,091 shares of the registrant’s common stock, $.001 par value, outstanding.

ELDORADO ARTESIAN SPRINGS, INC.
FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets

	June 30, 2013	March 31, 2013
	(unaudited)
Assets
Current assets
Cash	$380,248	$480,546
Accounts receivable - trade, net	1,225,513	1,007,197
Inventories	429,347	420,048
Prepaid expenses and other	70,394	41,290
Deferred tax asset	29,648	29,648
Total current assets	2,135,150	1,978,729

Non-current assets
Property, plant and equipment, net	3,627,708	3,613.629
Investments	361,196	361,196
Water rights, net	71,675	71,675
Deposits	108,204	108,204
Other, net	113,554	123,896
Total non-current assets	4,282,337	4,278,600
Total assets	$6,417,487	$6,257,329

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$536,964	$415,442
Accrued expenses	170,398	269,016
Income taxes payable	-	8,767
Customer deposits	105,172	104,926
Current portion of capital lease obligations	63,393	49,341
Current portion of long-term debt	147,061	146,325
Total current liabilities	1,022,988	993,817
Non-current liabilities
Deferred tax liability	37,542	7,475
Capital lease obligations, less current portion	94,373	45,591
Long-term debt, less current portion	3,986,159	4,004,823
Total non-current liabilities	4,118,074	4,057,889
Total liabilities	5,141,062	5,051,706
Commitments and contingency
Stockholders' equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,036,091 issued and outstanding	6,036	6,036
Additional paid-in capital	1,693,738	1,693,738
Accumulated deficit	(423,349)	(494,151)
Total stockholders' equity	1,276,425	1,205,623
Total liabilities and stockholders' equity	$6,417,487	$6,257,329

See notes to financial statements.

Unaudited Statements of Operations

	For the Three Months Ended
	June 30,
	2013	2012
Revenues
Water and related	$2,784,275	$2,522,348
Resort operations	56,818	70,450
Total revenues	2,841,093	2,592,798
Cost of goods sold	759,454	674,885
Gross profit	2,081,639	1,917,913
Operating expenses
Salaries and related expenses	895,489	868,541
Administrative and general	592,704	466,268
Delivery	238,858	218,314
Advertising and promotions	52,062	65,256
Depreciation and amortization	133,578	124,160
Total operating expenses	1,912,691	1,742,539
Income from operations	168,948	175,374
Other income (expense)
Interest income	639	310
Interest expense	(59,985)	(66,904)
Total other expense	(59,346)	(66,594)
Income before income taxes	109,602	108,780
Income tax (expense) benefit
Current	(8,733)	36,900
Deferred	(30,067)	(36,900)
Total income tax expense	(38,800)	-
Net income available to common shareholders	$70,802	$108,780

Basic and diluted weighted average common shares outstanding	6,036,091	6,036,091

Basic and diluted income per common share	$0.01	$0.02

See notes to financial statements

Unaudited Statements of Cash Flows

	Three Months Ended
	June 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$70,802	$108,780
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	133,578	124,160
Stock based compensation	-	5,031
Deferred income tax expense	30,067	-
Changes in certain assets and liabilities
Accounts receivable	(218,316)	(182,810)
Inventories	(9,299)	(12,495)
Prepaid expenses and other	(22,553)	22,600
Accounts payable	121,522	205,049
Accrued expenses	(98,618)	(8,950)
Income taxes payable	(8,767)	-
Customer deposits	246	6,683
Net cash (used in) provided by operating activities	(1,338)	268,048

Cash flows from investing activities
Purchases of property and equipment	(62,183)	(58,798)
Net cash flows used in investing activities	(62,183)	(58,798)

Cash flows from financing activities
Payments on long-term debt and capital leases	(55,696)	(28,175)
Borrowings on long-term obligations	18,919	-
Net cash flows used in financing activities	(36,777)	(28,175)

Net (decrease) increase in cash	(100,298)	181,075

Cash — beginning of period	480,546	250,083

Cash — end of period	$380,248	$431,158

Supplemental disclosures of cash flow information:

Cash paid for interest for the three months ended June 30, 2013 and June 30, 2012 was $59,985 and $66,904, respectively.

Cash paid for income taxes for the three months ended June 30, 2013 and June 30, 2012 was $17,500 and $0, respectively.

The Company acquired $81,683 in fixed assets through capital leases during the three months ended June 30, 2013.

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

Interim Unaudited Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

In the opinion of management, the consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014.

These statements should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. The accounting policies used in preparing these financial statements are the same as those described in our Form 10-K.

The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investments

The Company owns shares of capital stock in Farmer’s Reservoir and Irrigation Company (FRICO) – Marshall Division, which entitle the Company to a pro rata share of FRICO’s irrigation system in the Marshall reservoir. See Note 3 for additional information. As the Company’s ownership represents less than 20% ownership of FRICO, the value of this investment is stated at cost and evaluated for impairment if there are indications of such.

Revenue Recognition

Revenue is recognized on the sale of products as customer shipments are made. Returns are estimated and recorded at the time of sale. Rental revenue is recognized on a monthly basis upon commencement of the lease agreement. Water utility revenue is recognized on a monthly basis based upon the monthly contracted rate.

Litigation

The Company is not currently involved in any legal proceedings. The Company maintains insurance to cover certain liabilities.

Note 2 - Stockholders' Equity

Stock Option Plans

The Company has a qualified stock plan, the 2008 Incentive Stock Plan, pursuant to which 2,000,000 shares were reserved for issuance. As of June 30, 2013, 1,950,000 shares were available for future grant. Additionally, the Company previously had a qualified stock plan, the 1997 Stock Option Plan, which expired in 2007, pursuant to which 875,000 shares were reserved for issuance and as of June 30, 2013, 49,000 shares were reserved for issuance pursuant to outstanding grants and no shares were available for future grant as the plan has expired. The 2008 Incentive Stock Plan and the 1997 Stock Option Plan are referred to herein as the Plans. The shares issuable pursuant to awards granted thereunder are registered on Form S-8 with the Securities and Exchange Commission. The Plans provide for the grant of options and other equity based awards to employees, directors and consultants of the Company and are administered by the Company’s Board of Directors.

Note 3 – Contingencies

Water Rights Contingency

When we purchased the Eldorado Springs property in 1983, included in the purchase of the real estate were certain water rights that had been decreed for the water sources located on the property. We have the right to beneficially use the water derived from the sources of water that are the subject of the decreed water rights, unless there is a call being made downstream from our location by a water right that is senior to ours. A senior water right would be obtained by those that applied water to a beneficial use prior to the uses associated with our water sources. Because the Eldorado Springs area was not developed until the early 1900’s, there are many senior water rights that could place a call on the stream and, unless we have a recognized replacement source of water or a decreed augmentation plan, we would be forced to stop using the water from our sources.

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

Because demand for our spring water exists on a year round basis, we require a replacement water source that can be delivered to the stream at any time during the year. Since the drought of 2002, we purchased shares of stock of FRICO, entitling us to use a pro rata portion of the water belonging to FRICO as operated pursuant to state regulations that govern what are known as Mutual Ditch Companies. The Marshall reservoir is located in close proximity to our water sources in Eldorado Springs and because the water is stored, it can be released upon demand to meet our obligations.

The water represented by our shares in the FRICO system had been historically used for irrigating croplands. This meant that, in addition to obtaining a decreed Augmentation Plan from the Colorado Water Court, we had to obtain a change of use decree in order to use the water for replacing our withdrawals as part of the Augmentation Plan. The Water Court of the State of Colorado entered a Decree on April 16, 2013 approving the change in water rights and the terms and conditions of our Augmentation Plan, subject to the retained jurisdiction clauses normally associated with such actions. The Decree allows us to use the water represented by our FRICO shares as augmentation water to replace our out-of-priority withdrawals from our springs and other sources. It also established the conditions under which we can add other sources of water to the Plan for use as additional replacement water. It is possible that our ability to withdraw water from our springs in a particular year may be limited if the water associated with our FRICO shares under drought conditions is not sufficient to meet all of our replacement requirements. Because drought is an ever present possibility in our location, we will continue to seek additional sources of replacement and augmentation water to add to our Augmentation Plan.

Note 4 – Commitments

Line of Credit

The Company has a line of credit with ANB Bank in the amount of $750,000. As of June 30, 2013, the Company did not have a balance on the line of credit. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at Prime plus 1% with a minimum rate of 5.5%. The borrowing base was $750,000 as of June 30, 2013. The line includes certain reporting and financial covenants, is cross-collateralized by accounts receivable and inventory and is guaranteed by three company executives. The line has a maturity date of December 27, 2013.

Notes Payable

On February 2, 2012, the Company refinanced debt that was due within the next 12 months and had previously been classified as current debt. The Company entered into a Commercial Loan Agreement with ANB Bank under which it received proceeds of $2,815,892, which were used to pay off a prior note secured by the Company’s property in Louisville, Colorado. The loan bears interest at a fixed rate of 5.5% for five years and is payable at a rate of approximately $19,500 per month, which includes principal and interest. At each five year anniversary of February 2, 2012, the interest rate will change to be the Prime Rate plus 2.00%. A single “balloon payment” of the entire unpaid balance of principal and interest will be due on February 2, 2022.

Also on February 2, 2012, the Company entered into a second Commercial Loan Agreement (the “Second ANB Loan Agreement”) with ANB Bank, which was intended to be in place for a short period while we obtained the loan from the Small Business Administration (“SBA”) described below. Under the Second ANB Loan Agreement, the Company received proceeds of $1,415,216, which were used to pay off a prior note on the Company’s property in Eldorado Springs, Colorado. On April 11, 2012, we received proceeds of $1,457,000 from the SBA and used such proceeds to pay off the loan made under the Second ANB Loan Agreement. The SBA loan bears interest at a fixed rate of 4.951% for its full 20 year term and is payable at a rate of $10,089 per month until maturity on April 1, 2032.

The above loans are secured by substantially all of the assets of the Company, including the real estate in Eldorado Springs and Louisville, Colorado. The loan agreements specify events of default customary to facilities of their type, including any non-payment of principal, interest or other amounts, misrepresentation of representations and warranties, violation of covenants, certain events of bankruptcy or insolvency, certain material judgments, seizure of assets, or other material adverse changes. Upon the occurrence of an event of default, the payments by the Company of all of its outstanding obligations may be accelerated, and the commitments under the loan agreements may be terminated. The loans are guaranteed by three Company executives. The loan agreements also include certain performance and reporting covenants.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that are not expected to be realized based on available evidence. During the quarter ended June 30, 2013, the Company recognized the utilization of the remainder of its Federal net operating loss carryforward, resulting in deferred expense of approximately $30,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This filing contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include, but are not limited to, statements and expectations regarding the plans and objectives of management for future operations, including plans and objectives relating to services offered by the Company, our ability to retain qualified financial personnel to enhance our financial reporting capabilities, the future economic performance of the Company and related matters.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties that might adversely affect the Company's operating results in the future in a material way. Such risks and uncertainties include but are not limited to the following: availability of debt and equity financing, unavailability of sufficient water to meet our customer’s demands, inability to purchase additional water rights, the exercise of senior calls of water rights, interest rate fluctuations, effects of regional economic and market conditions, labor and marketing costs, operating costs, packaging costs, intensity of competition and legal claims.

Overview

Eldorado Artesian Springs, Inc. is a Colorado based company that is primarily involved in the bottling and marketing of natural artesian spring water. The spring from which the Company obtains its water is located in the foothills of the Colorado Rocky Mountains and is surrounded by thousands of acres of state and city park land. The water rises up through many layers of sandstone under its own artesian pressure. As described in note 3 to our financial statements, we also have access to water from the Marshall reservoir based on our ownership of shares in FRICO [and from other sources based on our augmentation plan]. Currently, the Company’s operations consist of its home/commercial delivery business (5 and 3 gallon bottles), one gallon container and its PET (polyethylene terephthalate, a premium clear plastic container) consumer business. The Company also has an organic vitamin-charged spring water that is distributed locally off of the Company’s vehicles as well as to regional distribution facilities for distribution to Vitamin Cottage, Kroger’s (King Soopers and City Markets) and Whole Foods Markets in the Midwest area. Additionally, the product is available to more than 2,000 other retail outlets, convenience stores and on-premise locations serviced by UNFI, US Food Service and KeHE Distributors. The Company’s business includes the sale and rental of filtration and coffee dispensing equipment as well as the sale of coffee. The Company owns and, during the summer months operates a public swimming pool on its property and rents a single-family home on the property year round.

The Company’s headquarters and bottling facility consists of a total of approximately 40,000 square feet in Louisville, Colorado. The water is transported to the facility in stainless steel tanker trucks. Once at the bottling plant, the water is then transferred into stainless steel holding tanks until it is used for bottling.

Results of Operations

Performance Overview – Recent Trends

Revenues for the three months ended June 30, 2013 increased 9.6% to $2,841,093 from $2,592,798 for the same period ended June 30, 2012. The increase in revenues was generated by increases in sales of almost all products. The areas that had the largest increase in revenues were the 1 gallon branded products and the PET products (.5 liter to 1.5 liter sizes). Certain trends have continued that indicate that more customers are choosing larger, more economical packaging over the smaller size PET products.

The Company believes that we are in a position to grow the business as the economy recovers in the markets we presently service by offering additional products we sell including coffee and vitamin water. We are also utilizing advertising and promotional budgets for promoting the products. We will continue to pursue additional business in new areas including the sale of coffee and coffee equipment from our existing route vehicles and filtration equipment rental. In addition, we continue to look for ways to decrease operating costs in order to continue to be profitable.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues

Revenues for the three months ended June 30, 2013 were $2,841,093 compared to $2,592,798 for the same period ended June 30, 2012, an increase of 9.6%.

Revenues derived from products delivered to homes and offices, which include 5 and 3 gallons bottles as well as the dispenser units, were 53.9% of revenues and increased from $1,438,479 for the three months ended June 30, 2012 to $1,531,860 for the three months ended June 30, 2013, an increase of $93,381 or 6.5%. Total unit sales of 5 and 3 gallon products increased by approximately 6.4% while the average selling price increased less than 1%. Revenues from the rental of equipment used for home and office accounts increased from $109,042 for the three months ended June 30, 2012 to $130,049 for the three months ended June 30, 2013, an increase of $21,007 or 19.3%. The Company has increased its customer base and continues to attract new business through a variety of sales events and outside sales staff. In April 2011, Company began offering purified drinking water in the 5 gallon bottles for delivery off of existing route vehicles as a lower cost alternative for customers.

The Company increased filter rental and sales revenues from $57,236 for the three months ended June 30, 2012 to $66,721 for the three months ended June 30, 2013, an increase of $9,485 or 16.6%. Consumers are looking for ways to decrease expenses and are substituting filtration units for the 5 and 3 gallon products. The Company also sells coffee and coffee equipment from our existing route vehicles. Revenues from sales of coffee, coffee equipment and accessories increased from $61,653 for the three months ended June 30, 2012 to $73,687 for the three months ended June 30, 2013, an increase of 19.5%. The Company continues to experience competition for the coffee service from local distributors as well as on-line web sites that promote similar products. The Company continues to add more varieties of coffee to compete with other distributors.

Revenues from sales of the Company’s PET products (.5 liter to 1.5 liter sizes), including private label products, represented 19.4% of revenues for the three months ended June 30, 2013 and 19.1% of revenues for the three months ended June 30, 2012, or $551,721 and $496,204, respectively. This represented a year-over-year increase of 11.2%. Sales of the Company’s gallon size products accounted for 17.6% of revenues or $498,842 for the three months ended June 30, 2013 compared to 15.4% of revenues or $398,940 for the three months ended June 30, 2012, an increase of 25%.

Revenues from sales of the Company's organic vitamin charged spring water were $40,640 for the three months ended June 30, 2013 compared to $43,758 for the three months ended June 30, 2012, a decrease of 7.1%. The decrease in sales was due to the timing of promotional deal periods for our distributors resulting in various different buying patterns throughout the year. Quarterly fluctuations such as this are typical and will likely continue.

Gross Profit/Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2013 were $759,454, or 26.7% of revenues, compared to $674,885 or 26% of revenues for the three months ended June 30, 2012. Gross profit increased from $1,917,913, or 74% of revenues for the three months ended June 30, 2012 to $2,081,639 or 73.3% of revenues for the three months ended June 30, 2013. Overall, gross profit increased 8.5% for the three months ended June 30, 2013 from the gross profit for the three months ended June 30, 2012.

Cost of goods sold related to 5 and 3 gallon sales were $100,674, or 6.6% of revenues for the three months ended June 30, 2013, compared to $100,123, or 7% of revenues for the three months ended June 30, 2012. Cost of goods for the Eldorado brand one gallon products were $251,003, or 50.3% of one gallon revenues for the three months ended June 30, 2013, compared to $211,618, or 53% of one gallon revenues for the three months ended June 30, 2012. Cost of goods sold for the PET products were $271,429, or 49.2% of revenues for the three months ended June 30, 2013, compared to $254,614, or 51.3% of PET revenues for the three months ended June 30, 2012.

Operating Expenses

Total operating expenses increased to $1,912,691 for the three months ended June 30, 2013 compared to $1,742,539 for the three months ended June 30, 2012, an increase of $170,152 or 9.8%. Of the total operating expenses, salaries and related expenses increased to $895,489 for the three months ended June 30, 2013, or 31.5% of revenues, from $868,541 for the three months ended June 30, 2012, or 33.5% of revenues.

Administrative and general expenses increased by 27.1% to $592,704 as compared to $466,268 for the three months ended June 30, 2012 due in large part to additional costs associated with the professional fees related to changes to our augmentation plan described in note 3 of our financial statements.

Delivery expenses increased from $218,314 for the three months ended June 30, 2012 to $238,858 for the three months ended June 30, 2013, an increase of 9.4%.

Advertising and promotion expenses decreased 20.2% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Advertising and promotion expenses were 1.8% and 2.5% of revenues, respectively, for the three months ended June 30, 2013 and 2012. The decrease in advertising and promotional expenses is primarily related to a change in the quantity and type of events. We do not expect this decline to continue next quarter.

Depreciation and amortization increased 7.6% for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 due to capital expenditures on equipment for electric water coolers, filtration equipment and coffee dispensing equipment that are rented to delivery customers. Depreciation and amortization was 4.7% of revenues for the three months ended June 30, 2013 compared to 4.8% of revenues for the three months ended June 30, 2012.

Interest, Taxes, Other Income and Other Expenses

Interest expense for the three months ended June 30, 2013, decreased 10.3% to $59,985 as compared to $66,904 for the three months ended June 30, 2012 due to amortization of long term debt.

For the three months ended June 30, 2013, the Company recorded income tax expense of $38,800 against our pretax income of $109,602.

The Company had a net income after taxes of $70,802 for the three months ended June 30, 2013 compared to a net income after taxes of $108,780 for the three months ended June 30, 2012.

Liquidity and Capital Resources

Trade accounts receivable for the three months ended June 30, 2013 were 21.7% more than at year ended March 31, 2013. This resulted from the increase in revenues for the three months ended June 30, 2013. Days outstanding were approximately 39 and 37 days for June 30, 2013 and March 31, 2013, respectively.

Cash flows from operating activities had a net outflow of $1,338 for the three months ended June 30, 2013. The cash used in operating activities represents a decrease of $269,386 from the three months ended June 30, 2012. The largest reconciling items between net income and net cash flow from operations were the $218,316 of accounts receivable and $133,578 of depreciation and amortization.

Cash flows from investing activities resulted in a net outflow of $62,183 for the three months ended June 30, 2013. This total represents expenditures on equipment for electric water coolers, filtration equipment and coffee dispensing equipment that are rented to delivery customers.

Cash flows from financing activities resulted in a net outflow of $36,777 for the three months ended June 30, 2013 from net payments made on long-term obligations.

The Company’s cash balance at June 30, 2013 decreased to $380,248 by a net amount of $100,298 from $480,546 at March 31, 2013.

On December 27, 2012, the Company entered into an agreement with ANB Bank for a line of credit in the amount of $750,000. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at Prime plus 1% with a minimum rate of 5.5%. The borrowing base was $750,000 as of June 30, 2013. The line includes certain reporting and financial covenants, is cross-collateralized by accounts receivable and inventory and is guaranteed by three company executives. The line has a maturity date of December 27, 2013.

On February 2, 2012, the Company refinanced debt that was due within the next 12 months and had previously been classified as current debt. The Company entered into a Commercial Loan Agreement with ANB Bank under which it received proceeds of $2,815,892, which were used to pay off a prior note secured by the Company’s property in Louisville, Colorado. The loan bears interest at a fixed rate of 5.5% for five years and is payable at a rate of approximately $19,500 per month, which includes principal and interest. At each five year anniversary of February 2, 2012, the interest rate will change to be the Prime Rate plus 2.00%. A single “balloon payment” of the entire unpaid balance of principal and interest will be due on February 2, 2022.

Also on February 2, 2012, the Company entered into a second Commercial Loan Agreement (the “Second ANB Loan Agreement”) with ANB Bank, which was intended to be in place for a short period while we obtained the loan from the Small Business Administration (“SBA”) described below. Under the Second ANB Loan Agreement, the Company received proceeds of $1,415,216, which were used to pay off a prior note on the Company’s property in Eldorado Springs, Colorado. On April 11, 2012, we received proceeds of $1,457,000 from the SBA and used such proceeds to pay off the loan made under the Second ANB Loan Agreement. The SBA loan bears interest at a fixed rate of 4.951% for its full 20 year term and is payable at a rate of $10,089 per month until maturity on April 1, 2032.

The above loans are secured by substantially all of the assets of the Company, including the real estate in Eldorado Springs and Louisville, Colorado. The loan agreements specify events of default customary to facilities of their type, including any non-payment of principal, interest or other amounts, misrepresentation of representations and warranties, violation of covenants, certain events of bankruptcy or insolvency, certain material judgments, seizure of assets, or other material adverse changes. Upon the occurrence of an event of default, the payments by the Company of all of its outstanding obligations may be accelerated, and the commitments under the loan agreements may be terminated. The loans are guaranteed by three Company executives. The loan agreements also include certain performance and reporting covenants.

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

On June 13, 2013, our principal executive officer and principal financial officer, in consultation with EKS&H LLLP, our independent registered public accounting firm, identified a control deficiency that it believed constituted a material weakness in our internal control over financial reporting. The material weakness related to our lack of technical expertise regarding complex accounting matters associated with certain income tax calculations. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission. Our management believes that this material weakness did not impact the reliability of our financial statements for the quarter ended June 30, 2013.

Remediation Of Material Weaknesses in Internal Control Over Financial Reporting

In light of the conclusion that our internal control over financial reporting was not effective, in July 2013, our management engaged a tax expert to assist the Chief Financial Officer with respect to the income tax calculations describe above and other complex accounting matters. We will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weakness described above and employ any additional tools and resources as appropriate to provide reasonable assurance that our financial statements are fairly stated in all material respects.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as described above. As described above, we have taken steps subsequent to the period covered by this report to remedy the material weakness in our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings.

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE AND PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Please see the exhibit index following the signature page of this Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELDORADO ARTESIAN SPRINGS, INC.

Date: August 13, 2013
	By:	/s/ Douglas A. Larson
Douglas A. Larson
President
(Principal Executive Officer)

Date: August 13, 2013	By:	/s/ Cathleen Shoenfeld
Cathleen Shoenfeld
Chief Financial Officer
(Principal Financial and Accounting Officer)

ELDORADO ARTESIAN SPRINGS, INC.

Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2013
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