Form 10-Q
period 2013-09-30
ELDORADO ARTESIAN SPRINGS INC
filed 2013-11-14
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On November 12, 2013 there were 6,036,091 shares of the registrant’s common stock, $.001 par value, outstanding.

ELDORADO ARTESIAN SPRINGS, INC.
FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets

	September 30, 2013	March 31, 2013
	(unaudited)
Assets
Current assets
Cash	$630,210	$480,546
Accounts receivable - trade, net	1,239,221	1,007,197
Inventories	456,783	420,048
Prepaid expenses and other	26,455	41,290
Deferred tax asset	30,000	29,648
Total current assets	2,382,669	1,978,729
Non-current assets
Property, plant and equipment, net	3,709,941	3,613.629
Investments	361,196	361,196
Water rights, net	71,675	71,675
Deposits	107,204	108,204
Other, net	139,822	123,896
Total non-current assets	4,389,838	4,278,600
Total assets	$6,772,507	$6,257,329

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$577,685	$415,442
Accrued expenses	286,335	269,016
Income taxes payable	2,094	8,767
Customer deposits	109,678	104,926
Current portion of capital lease obligations	90,967	49,341
Current portion of long-term debt	151,231	146,325
Total current liabilities	1,217,990	993,817
Non-current liabilities
Deferred tax liability	52,000	7,475
Capital lease obligations, less current portion	117,726	45,591
Long-term debt, less current portion	3,931,965	4,004,823
Total non-current liabilities	4,101,691	4,057,889
Total liabilities	5,319,681	5,051,706
Commitments and contingency
Stockholders' equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,036,091 issued and outstanding	6,036	6,036
Additional paid-in capital	1,693,738	1,693,738
Accumulated deficit	(246,948)	(494,151)
Total stockholders' equity	1,452,826	1,205,623
Total liabilities and stockholders' equity	$6,772,507	$6,257,329

See notes to financial statements.

Unaudited Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue
Water and related	$3,066,821	$2,578,015	$5,851,096	$5,100,363
Resort operations	113,768	115,032	170,586	185,482
Net revenue	3,180,589	2,693,047	6,021,682	5,285,845

Cost of goods sold	901,663	637,659	1,661,117	1,312,544

Gross profit	2,278,926	2,055,388	4,360,565	3,973,301

Operating expenses
Salaries and related	993,407	910,527	1,888,896	1,779,068
Administrative and general	489,799	443,676	1,082,503	909,944
Delivery	232,191	229,390	471,049	447,704
Advertising and promotions	105,301	84,207	157,363	149,463
Depreciation and amortization	125,225	129,947	258,803	254,107
	1,945,923	1,797,747	3,858,614	3,540,286

Operating income	333,003	257,641	501,951	433,015

Other income (expense)
Interest income	450	819	1,089	1,129
Interest expense	(63,852)	(70,430)	(123,837)	(137,334)
	(63,402)	(69,611)	(122,748)	(136,205)

Net income before provision for income taxes	269,601	188,030	379,203	296,810

Income tax (expense) benefit
Current	(79,094)	65,100	(87,827)	102,000
Deferred	(14,106)	(65,100)	(44,173)	(102,000)
	(93,200)	-	(132,000)	-

Net income	$176,401	$188,030	$247,203	$296,810

Basic and dilutive income per common share	$0.03	$0.03	$0.04	$0.05

Weighted average number of common shares outstanding – basic and dilutive	6,036,091	6,036,091	6,036,091	6,036,091

See notes to financial statements.

Unaudited Statements of Cash Flows

	Six Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net income	$247,203	$296,810
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	258,803	254,107
Stock based compensation	-	10,061
Deferred income tax expense	(44,173)	-
Changes in certain assets and liabilities
Accounts receivable	(232,024)	(100,400)
Inventories	(36,735)	(36,653)
Prepaid expenses and other	(7,674)	25,938
Accounts payable	162,243	232,571
Accrued expenses	17,319	(52,311)
Income taxes payable	(6,673)	-
Customer deposits	4,752	12,385
Net cash provided by operating activities	451,387	642,508
Cash flows from investing activities
Purchases of property and equipment	(204,557)	(152,349)
Net cash flows used in investing activities	(204,557)	(152,349)

Cash flows from financing activities
Payments on long-term debt and capital leases	(116,085)	(81,907)
Borrowings on long-term obligations	18,919	-
Net cash flows used in financing activities	(97,166)	(81,907)

Net increase in cash	149,664	408,252

Cash — beginning of period	480,546	250,083

Cash — end of period	$630,210	$658,335

Supplemental disclosures of cash flow information:

Cash paid for interest for the six months ended September 30, 2013 and September 30, 2012 was $123,837 and $137,334, respectively.

Cash paid for income taxes for the six months ended September 30, 2013 and September 30, 2012 was $94,500 and $0, respectively.

The Company acquired $142,975 in fixed assets through capital leases during the six months ended September 30, 2013.

In May 2012, the Company obtained an SBA loan in the amount of $1,457,000 of which $1,415,216 was used to pay off a short term note with a bank and $41,784 represents loan fees which is included in other long term assets in the accompanying balance sheet.

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

In the opinion of management, the consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the six months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014.

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

Note 2 - Stockholders' Equity

Stock Option Plans

The Company has a qualified stock plan, the 2008 Incentive Stock Plan, pursuant to which 2,000,000 shares were reserved for issuance. As of September 30, 2013, 1,950,000 shares were available for future grant. Additionally, the Company previously had a qualified stock plan, the 1997 Stock Option Plan, which expired in 2007, pursuant to which 875,000 shares were reserved for issuance and as of September 30, 2013, 49,000 shares were reserved for issuance pursuant to outstanding grants and no shares were available for future grant as the plan has expired. The 2008 Incentive Stock Plan and the 1997 Stock Option Plan are referred to herein as the Plans. The shares issuable pursuant to awards granted thereunder are registered on Form S-8 with the Securities and Exchange Commission. The Plans provide for the grant of options and other equity based awards to employees, directors and consultants of the Company and are administered by the Company’s Board of Directors.

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

Note 4 – Commitments

Line of Credit

The Company has a line of credit with ANB Bank in the amount of $750,000. As of September 30, 2013, the Company did not have a balance on the line of credit. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at Prime plus 1% with a minimum rate of 5.5%. The borrowing base was $750,000 as of September 30, 2013. The line includes certain reporting and financial covenants, is cross-collateralized by accounts receivable and inventory and is guaranteed by three company executives. The line has a maturity date of December 27, 2013.

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

The above loans are secured by substantially all of the assets of the Company, including the real estate in Eldorado Springs and Louisville, Colorado. The loan agreements specify events of default customary to facilities of their type, including any non-payment of principal, interest or other amounts, misrepresentation of representations and warranties, violation of covenants, certain events of bankruptcy or insolvency, certain material judgments, seizure of assets, or other material adverse changes. Upon the occurrence of an event of default, the payments by the Company of all of its outstanding obligations may be accelerated, and the commitments under the loan agreements may be terminated by the respective lender. The loans are guaranteed by three Company executives. The loan agreements also include certain performance and reporting covenants.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that are not expected to be realized based on available evidence. During the six months ended September 30, 2013, the Company recognized the utilization of the remainder of its Federal net operating loss carryforward, resulting in deferred expense of approximately $30,000.

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

Overview

Eldorado Artesian Springs, Inc. is a Colorado based company that is primarily involved in the bottling and marketing of natural artesian spring water. The spring from which the Company obtains its water is located in the foothills of the Colorado Rocky Mountains and is surrounded by thousands of acres of state and city park land. The water rises up through many layers of sandstone under its own artesian pressure. As described in note 3 to our financial statements, we also have access to water from the Marshall reservoir based on our ownership of shares in FRICO and from other sources based on our augmentation plan. Currently, the Company’s operations consist of its home/commercial delivery business (5 and 3 gallon bottles) and its PET (polyethylene terephthalate, a premium clear plastic container) consumer business. The Company also has an organic vitamin charged spring water that is distributed locally off of the Company’s vehicles as well as to regional distribution facilities for distribution to Vitamin Cottage, Kroger’s (King Soopers and City Markets) and Whole Foods Markets in the Midwest area. Additionally, the product is available at more than 2,000 other retail outlets, convenience stores and on-premise locations serviced by UNFI, US Food Service and KeHE Distributors. The Company’s business includes the sale and rental of filtration and coffee dispensing equipment as well as the sale of coffee. The Company owns and, during the summer months, operates a public swimming pool on its property and rents a single-family home on the property year round.

The Company’s headquarters and bottling facility consists of a total of approximately 40,000 square feet in Louisville, Colorado. The water is transported to the facility in stainless steel tanker trucks. Once at the bottling plant, the water is then transferred into stainless steel holding tanks until it is used for bottling.

Results of Operations

Performance Overview – Recent Trends

Revenues for the six months ended September 30, 2013 increased 13.9% to $6,021,682 from $5,285,845 for the same period ended September 30, 2012. The increase in revenues was generated by sales increases for almost all products. The areas that had the largest increase in revenues were the 1 gallon branded products and the PET products (.5 liter to 1.5 liter sizes).

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

Three and Six Months Ended September 30, 2013 Compared to Three and Six Months Ended September 30, 2012

Revenues

Revenues for the six months ended September 30, 2013 were $6,021,682 compared to $5,285,845 for the same period ended September 30, 2012, an increase of 13.9%. Sales for the three months ended September 30, 2013 were $3,180,589 compared to $2,693,047 for the same period ended September 30, 2012, an increase of 18.1%.

Revenues derived from products delivered to homes and offices which include 5 and 3 gallons bottles as well as the dispenser units were 52.9% of revenues and increased from $2,927,090 for the six months ended September 30, 2012 to $3,187,539 for the six months ended September 30, 2013, an increase of $260,449 or 8.9%. Total unit sales of 5 and 3 gallon products increased by 8% while the average selling price increased less than 1%. Revenues from the rental of equipment used for home and office accounts increased from $224,203 for the six months ended September 30, 2012 to $267,759 for the six months ended September 30, 2013, an increase of $43,556 or 19.4%. The Company has increased its customer base and continues to attract new business through a variety of sales events and outside sales staff. As of September 30, 2013, the Company had approximately 15,500 home and office delivery accounts compared to approximately 14,000 as of September 30, 2012.

The Company increased filter rental and sales revenues from $116,877 for the six months ended September 30, 2012 to $134,438 for the six months ended September 30, 2013, an increase of $17,561 or 15%. Revenues from sales of coffee, coffee equipment and accessories increased from $114,706 for the six months ended September 30, 2012 to $144,636 for the six months ended September 30, 2013, an increase of 26.1%. The Company continues to add more varieties of coffee to compete with other distributors.

Revenues from sales of the Company’s PET products (.5 liter to 1.5 liter sizes), including private label products, represented 19.7% of revenues for the six months ended September 30, 2013 and 19.4% of revenues for the six months ended September 30, 2012 or $1,187,451 and $1,025,807, respectively. This represented a year-over-year increase of 15.8%. Sales of the Company’s gallon size products accounted for 17.7% of revenues or $1,067,115 for the six months ended September 30, 2013 compared to 15% of revenues or $794,735 for the six months ended September 30, 2012, an increase of 34.3%. In September 2013, demand for the Company’s products increased due to the flooding that severely impacted our delivery area.

Revenues from sales of the Company's organic vitamin charged spring water were $94,599 for the six months ended September 30, 2013 compared to $86,658 for the six months ended September 30, 2012, an increase of 9.2%. The increase in sales was due to the timing of promotional deal periods for our distributors resulting in various buying patterns throughout the year. Quarterly fluctuations such as this are typical and will likely continue.

Gross Profit/Cost of Goods Sold

Cost of goods sold for the six months ended September 30, 2013 were $1,661,117, or 27.6% of revenues, compared to $1,312,544 or 24.8% of revenues for the six months ended September 30, 2012. Gross profit was $3,973,301, or 75.2% of revenues for the six months ended September 30, 2012 and $4,360,565 or 72.4% of revenues for the six months ended September 30, 2013. Overall, gross profit increased 9.7% for the six months ended September 30, 2013.

Cost of goods sold related to 5 and 3 gallon sales were $221,133, or 6.9% of revenues for the six months ended September 30, 2013, compared to $189,590, or 6.5% of revenues for the six months ended September 30, 2012. Cost of goods for the Eldorado brand one gallon products were $541,435, or 50.7% of one gallon revenues for the six months ended September 30, 2013, compared to $396,347, or 49.9% of 1 gallon revenues for the six months ended September 30, 2012. Cost of goods sold for the PET products were $576,747, or 48.6% of revenues for the six months ended September 30, 2013, compared to $515,397, or 50.2% of PET revenues for the six months ended September 30, 2012.

Operating Expenses

Total operating expenses increased to $3,858,614 for the six months ended September 30, 2013 compared to $3,540,286 for the six months ended September 30, 2012, an increase of $318,328 or 9%. Of the total operating expenses, salaries and related expenses increased to $1,888,896 for the six months ended September 30, 2013, or 31.4% of revenues, from $1,779,068 for the six months ended September 30, 2012, or 33.7% of revenues.

Administrative and general expenses increased by 19% to $1,082,503 as compared to $909,944 for the six months ended September 30, 2012 due in large part to additional costs associated with the changes to our Augmentation Plan described in note 3 of our financial statements.

Delivery expenses increased from $447,704 for the six months ended September 30, 2012 to $471,049 for the six months ended September 30, 2013, an increase of 5.2%.

Advertising and promotion expenses increased from $149,463 for the six months ended September 30, 2012 to $157,363 for the six months ended September 30, 2013, an increase of 5.3%. Advertising and promotion expenses were 2.6% and 2.8% of revenues, respectively for the six months ended September 30, 2013 and 2012.

Depreciation and amortization increased from $254,107 for the six months ended September 30, 2012 to $258,803 for the six months ended September 30, 2013, an increase of 1.8%, due in large part to capital expenditures on equipment for electric water coolers, filtration equipment and coffee dispensing equipment that are rented to delivery customers. Depreciation and amortization was 4.3% of revenues for the six months ended September 30, 2013 compared to 4.8% of revenues for the six months ended September 30, 2012.

Interest, Taxes, Other Income and Other Expenses

Interest expense for the six months ended September 30, 2013, decreased 9.9% to $123,837 as compared to $137,334 for the six months ended September 30, 2012 due to lower interest rates under the SBA Loan Agreement.

For the six months ended September 30, 2013, the Company recorded income tax expense of $132,000 against our pretax income of $379,203.

The Company had a net income after taxes of $247,203 for the six months ended September 30, 2013 compared to a net income after taxes of $296,810 for the six months ended September 30, 2012.

Liquidity and Capital Resources

Trade accounts receivable for the six months ended September 30, 2013 were 23% more than at year ended March 31, 2013. This resulted from the increase in revenues for the six months ended September 30, 2013. Days outstanding were approximately 37 days for both September 30, 2013 and March 31, 2013.

Cash flows from operating activities had a net inflow of $451,387 for the six months ended September 30, 2013. The cash provided by operating activities represents a decrease of $191,121 from the six months ended September 30, 2012. The largest reconciling items between net income and net cash flow from operations were the $232,024 of accounts receivable and $258,803 of depreciation and amortization.

Cash flows from investing activities resulted in a net outflow of $204,557 for the six months ended September 30, 2013. This total represents expenditures on equipment for electric water coolers, filtration equipment and coffee dispensing equipment that are rented to delivery customers.

Cash flows from financing activities resulted in a net outflow of $97,166 for the six months ended September 30, 2013 for borrowings made on long-term obligations.

The Company’s cash balance at September 30, 2013 increased to $630,210 by a net amount of $149,664 from $480,546 at March 31, 2013.

On December 27, 2012, the Company entered into an agreement with ANB Bank for a line of credit in the amount of $750,000. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at Prime plus 1% with a minimum rate of 5.5%. The borrowing base was $750,000 as of September 30, 2013. The line includes certain reporting and financial covenants, is cross-collateralized by accounts receivable and inventory and is guaranteed by three company executives. The line has a maturity date of December 27, 2013.

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

The above loans are secured by substantially all of the assets of the Company, including the real estate in Eldorado Springs and Louisville, Colorado. The loan agreements specify events of default customary to facilities of their type, including any non-payment of principal, interest or other amounts, misrepresentation of representations and warranties, violation of covenants, certain events of bankruptcy or insolvency, certain material judgments, seizure of assets, or other material adverse changes. Upon the occurrence of an event of default, the payments by the Company of all of its outstanding obligations may be accelerated, and the commitments under the loan agreements may be terminated by the respective lender. The loans are guaranteed by three Company executives. The loan agreements also include certain performance and reporting covenants.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that are not expected to be realized based on available evidence. During the six months ended September 30, 2013, the Company recognized the utilization of the remainder of its Federal net operating loss carryforward, resulting in deferred expense of approximately $30,000.

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

On June 13, 2013, our principal executive officer and principal financial officer, in consultation with EKS&H LLLP, our independent registered public accounting firm, identified a control deficiency that it believed constituted a material weakness in our internal control over financial reporting. The material weakness related to our lack of technical expertise regarding complex accounting matters associated with certain income tax calculations. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission. Our management believes that this material weakness did not impact the reliability of our financial statements for the quarter ended September 30, 2013.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In light of the conclusion that our internal control over financial reporting was not effective, in July 2013, our management consulted with a tax expert to assist the Chief Financial Officer with respect to the income tax calculations describe above and other complex accounting matters. We will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weakness described above and employ any additional tools and resources as appropriate to provide reasonable assurance that our financial statements are fairly stated in all material respects. During the quarter ended September 30, 2013, management received additional guidance from the Company’s tax accountants and the Company’s Chief Financial Officer attended a seminar on tax accounting.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ELDORADO ARTESIAN SPRINGS, INC.

Date: November 14, 2013	By:	/s/ Douglas A. Larson
Douglas A. Larson
President
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Cathleen Shoenfeld
Cathleen Shoenfeld
Chief Financial Officer
(Principal Financial and Accounting Officer)

ELDORADO ARTESIAN SPRINGS, INC.

Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2013
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
____________________
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