Form 10-Q
period 2013-12-31
ELDORADO ARTESIAN SPRINGS INC
filed 2014-02-14
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  On February 13, 2014 there were 6,036,091 shares of the registrant’s common stock, $.001 par value, outstanding.

ELDORADO ARTESIAN SPRINGS, INC.
FORM 10-Q

INDEX

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets

	December 31, 2013	March 31, 2013
	(unaudited)
Assets
Current assets
Cash	$593,055	$480,546
Accounts receivable - trade, net	1,146,671	1,007,197
Inventories	426,743	420,048
Prepaid expenses and other	42,776	41,290
Deferred tax asset	30,000	29,648
Total current assets	2,239,245	1,978,729
Non-current assets
Property, plant and equipment, net	3,753,772	3,613.629
Investments	361,196	361,196
Water rights, net	71,675	71,675
Deposits	107,204	108,204
Other, net	129,596	123,896
Total non-current assets	4,423,443	4,278,600
Total assets	$6,662,688	$6,257,329

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$404,842	$415,442
Accrued expenses	258,392	269,016
Income taxes payable	32,094	8,767
Customer deposits	105,663	104,926
Current portion of capital lease obligations	75,730	49,341
Current portion of long-term debt	158,996	146,325
Total current liabilities	1,035,717	993,817
Non-current liabilities
Deferred tax liability	62,000	7,475
Capital lease obligations, less current portion	98,736	45,591
Long-term debt, less current portion	3,898,581	4,004,823
Total non-current liabilities	4,059,317	4,057,889
Total liabilities	5,095,034	5,051,706
Commitments and contingency
Stockholders' equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,036,091 issued and outstanding	6,036	6,036
Additional paid-in capital	1,693,738	1,693,738
Accumulated deficit	(132,120)	(494,151)
Total stockholders' equity	1,567,654	1,205,623
Total liabilities and stockholders' equity	$6,662,688	$6,257,329

See notes to financial statements.

Unaudited Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Revenue
Water and related	$2,582,034	$2,276,781	$8,433,130	$7,377,144
Resort operations	-	3,000	170,586	188,482
Net revenue	2,582,034	2,279,781	8,603,716	7,565,626

Cost of goods sold	549,360	514,482	2,210,477	1,827,026

Gross profit	2,032,674	1,765,299	6,393,239	5,738,600

Operating expenses
Salaries and related	902,837	817,723	2,791,733	2,596,791
Administrative and general	443,922	398,656	1,527,095	1,308,600
Delivery	256,656	221,347	727,705	669,051
Advertising and promotions	41,220	34,393	198,583	183,856
Depreciation and amortization	125,282	129,657	383,415	383,764
	1,769,917	1,601,776	5,628,531	5,142,062

Operating income	262,757	163,523	764,708	596,538

Other income (expense)
Interest income	442	558	1,531	1,687
Interest expense	(58,371)	(60,197)	(182,208)	(197,531)
	(57,929)	(59,639)	(180,677)	(195,844)

Net income before provision for income taxes	204,828	103,884	584,031	400,694

Income tax (expense) benefit
Current	(80,000)	38,000	(167,827)	140,000
Deferred	(10,000)	(38,000)	(54,173)	(140,000)
	(90,000)	-	(222,000)	-

Net income	$114,828	$103,884	$362,031	$400,694

Basic and dilutive income per common share	$0.02	$0.02	$0.06	$0.07

Weighted average number of common shares outstanding – basic and dilutive	6,036,091	6,036,091	6,036,091	6,036,091

Unaudited Statements of Cash Flows

	Nine Months Ended
	December 31,
	2013	2012
Cash flows from operating activities
Net income	$362,031	$400,694
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	383,415	383,764
Stock based compensation	-	15,091
Deferred income tax expense	54,173	-
Changes in certain assets and liabilities
Accounts receivable	(139,474)	(70,293)
Inventories	(6,695)	(24,182)
Prepaid expenses and other	(17,561)	20,477
Accounts payable	(10,600)	102,759
Accrued expenses	(10,624)	(72,356)
Income taxes payable	23,327	-
Customer deposits	737	11,041
Net cash provided by operating activities	638,729	766,995
Cash flows from investing activities
Purchases of property and equipment	(369,208)	(223,009)
Net cash flows used in investing activities	(369,208)	(223,009)

Cash flows from financing activities
Payments on line of credit	-	(370,051)
Payments on long-term debt and capital leases	(175,931)	(130,508)
Borrowings on long-term obligations	18,919	17,079
Net cash flows used in financing activities	(157,012)	(483,480)

Net increase in cash	112,509	60,506

Cash — beginning of period	480,546	250,083

Cash — end of period	$593,055	$310,589

Supplemental disclosures of cash flow information:

Cash paid for interest for the nine months ended December 31, 2013 and December 31, 2012 was $182,208 and $197,531, respectively.

Cash paid for income taxes for the nine months ended December 31, 2013 and December 31, 2012 was $144,500 and $0, respectively.

The Company acquired $142,975 in fixed assets through capital leases during the nine months ended December 31, 2013.

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

In the opinion of management, the consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the nine months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014.

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

Note 2 - Stockholders' Equity

Stock Option Plans

The Company has a qualified stock plan, the 2008 Incentive Stock Plan, pursuant to which 2,000,000 shares were reserved for issuance.  As of December 31, 2013, 1,950,000 shares were available for future grant.  Additionally, the Company previously had a qualified stock plan, the 1997 Stock Option Plan, which expired in 2007, pursuant to which 875,000 shares were reserved for issuance and, as of December 31, 2013, 49,000 shares were reserved for issuance pursuant to outstanding grants and no shares were available for future grant as the plan has expired.  The 2008 Incentive Stock Plan and the 1997 Stock Option Plan are referred to herein as the Plans.  The shares issuable pursuant to awards granted thereunder are registered on Form S-8 with the Securities and Exchange Commission.  The Plans provide for the grant of options and other equity based awards to employees, directors and consultants of the Company and are administered by the Company’s Board of Directors.

Note 3 – Contingencies

Water Rights Contingency

When we purchased the Eldorado Springs property in 1983, included in the purchase of the real estate were certain water rights that had been decreed for the water sources located on the property. We have the right to beneficially use the water derived from the sources of water that are the subject of the decreed water rights, unless there is a call being made downstream from our location by a water right that is senior to ours. A senior water right would be obtained by those that applied water to a beneficial use prior to the uses associated with our water sources. Because the Eldorado Springs area was not developed until the early 1900’s there are many senior water rights that could place a call on the stream and unless we have a recognized replacement source of water or a decreed augmentation plan (“Augmentation Plan”), we would be forced to stop using the water from our sources.

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

The water represented by our shares in the FRICO system had been historically used for irrigating croplands. This meant that, in addition to obtaining a decreed Augmentation Plan from the Colorado Water Court, we had to obtain a change of use decree in order to use the water for replacing our withdrawals as part of the Augmentation Plan. The Water Court of the State of Colorado entered a Decree on April 16, 2013 approving the change in water rights and the terms and conditions of our Augmentation Plan, subject to the retained jurisdiction clauses normally associated with such actions. The Decree allows us to use the water represented by our FRICO shares as augmentation water to replace our out-of-priority withdrawals from our springs and other sources. It also established the conditions under which we can add other sources of water to the Augmentation Plan for use as additional replacement water. It is possible that our ability to withdraw water from our springs in a particular year may be limited if the water associated with our FRICO shares under drought conditions is not sufficient to meet all of our replacement requirements. Because drought is an ever present possibility in our location, we will continue to seek additional sources of replacement and augmentation water to add to our Augmentation Plan.

Note 4 – Commitments

Line of Credit

The Company has a line of credit with ANB Bank in the amount of $750,000. As of December 31, 2013, the Company did not have a balance on the line of credit. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at prime plus 1% with a minimum rate of 5.5%. The borrowing base was $750,000 as of December 31, 2013. The line includes certain reporting and financial covenants, is cross-collateralized by accounts receivable and inventory and is guaranteed by three company executives. The line has a maturity date of December 27, 2014.

Notes Payable

On February 2, 2012, the Company refinanced debt that was due within the next 12 months and had previously been classified as current debt.  The Company entered into a Commercial Loan Agreement with ANB Bank under which it received proceeds of $2,815,892, which were used to pay off a prior note secured by the Company’s property in Louisville, Colorado. On December 11, 2013, the Company and ANB Bank amended the Commercial Loan Agreement to reduce the fixed interest rate from 5.5% to 5.0%. The loan is now payable at a rate of approximately $17,700 per month, which includes principal and interest.  A single “balloon payment” of the entire unpaid balance of principal and interest will be due on February 2, 2022.

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

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that are not expected to be realized based on available evidence. During the nine months ended December 31, 2013, the Company recognized the utilization of the remainder of its Federal net operating loss carryforward, resulting in deferred expense of approximately $54,000.

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

Overview

Eldorado Artesian Springs, Inc. is a Colorado based company that is primarily involved in the bottling and marketing of natural artesian spring water. The spring from which the Company obtains its water is located in the foothills of the Colorado Rocky Mountains and is surrounded by thousands of acres of state and city park land. The water rises up through many layers of sandstone under its own artesian pressure.  As described in note 3 to our financial statements, we also have access to water from the Marshall reservoir based on our ownership of shares in FRICO and from other sources based on our Augmentation Plan. Currently, the Company’s operations consist of its home/commercial delivery business (5 and 3 gallon bottles) and its PET (polyethylene terephthalate, a premium clear plastic container) consumer business. The Company also has an organic vitamin-charged spring water that is distributed locally off of the Company’s vehicles as well as to regional distribution facilities for distribution to Vitamin Cottage, Kroger’s (King Soopers and City Markets) and Whole Foods Markets in the Midwest area.  Additionally, the product is available at more than 2,000 other retail outlets, convenience stores and on-premise locations serviced by UNFI and independent distributors.  The Company’s business includes the sale and rental of filtration and coffee dispensing equipment as well as the sale of coffee. The Company owns and, during the summer months, operates a public swimming pool on its property and rents a single-family home on the property year round.

The Company’s headquarters and bottling facility consists of a total of approximately 40,000 square feet in Louisville, Colorado. The water is transported to the facility in stainless steel tanker trucks. Once at the bottling plant, the water is then transferred into stainless steel holding tanks until it is used for bottling.

Results of Operations

Performance Overview – Recent Trends

Revenues for the nine months ended December 31, 2013 increased 13.7% to $8,603,716 from $7,565,626 for the same period ended December 31, 2012.  The increase in revenues was generated by sales increases for almost all products. The areas that had the largest increase in revenues were the 1 gallon branded products and the PET products (.5 liter to 1.5 liter sizes).

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

Three and Nine Months Ended December 31, 2013 Compared to Three and Nine Months Ended December 31, 2012

Revenues

Revenues for the nine months ended December 31, 2013 were $8,603,716 compared to $7,565,626 for the same period ended December 31, 2012, an increase of 13.7%. Sales for the three months ended December 31, 2013 were $2,582,034 compared to $2,279,781 for the same period ended December 31, 2012, an increase of 13.3%.

Revenues derived from products delivered to homes and offices which include 5 and 3 gallons bottles as well as the dispenser units were 54.7% of revenues and increased from $4,270,593 for the nine months ended December 31, 2012 to $4,703,553 for the nine months ended December 31, 2013, an increase of $432,960 or 10.1%.  Total unit sales of 5 and 3 gallon products increased by 8.5% while the average selling price increased approximately 1%. Revenues from the rental of equipment used for home and office accounts increased from $337,786 for the nine months ended December 31, 2012 to $408,161 for the nine months ended December 31, 2013, an increase of $70,375 or 20.8%. The Company has increased its customer base and continues to attract new business through a variety of sales events and outside sales staff. As of December 31, 2013, the Company had approximately 15,500 home and office delivery accounts compared to approximately 14,000 as of December 31, 2012.

The Company increased filter rental and sales revenues from $178,142 for the nine months ended December 31, 2012 to $205,582 for the nine months ended December 31, 2013, an increase of $27,440 or 15.4%.  Revenues from sales of coffee, coffee equipment and accessories increased from $177,587 for the nine months ended December 31, 2012 to $226,141 for the nine months ended December 31, 2013, an increase of 27.3%. The Company continues to add more varieties of coffee to compete with other distributors.

Revenues from sales of the Company’s PET products (.5 liter to 1.5 liter sizes), including private label products, represented 18.1% of revenues for the nine months ended December 31, 2013 and 18.3% of revenues for the nine months ended December 31, 2012 or $1,554,327 and $1,382,302, respectively. This represented a year-over-year increase of 12.4%. Sales of the Company’s gallon size products accounted for 17.5% of revenues or $1,502,005 for the nine months ended December 31, 2013 compared to 15.2% of revenues or $1,149,020 for the nine months ended December 31, 2012, an increase of 30.7%. In September 2013, demand for the Company’s products increased due to the flooding that severely impacted our delivery area.

Revenues from sales of the Company's organic vitamin charged spring water were $126,313 for the nine months ended December 31, 2013 compared to $114,524 for the nine months ended December 31, 2012, an increase of 10.3%. The increase in sales was due to the timing of promotional deal periods for our distributors resulting in various buying patterns throughout the year. Quarterly fluctuations such as this are typical and will likely continue.

Gross Profit/Cost of Goods Sold

Cost of goods sold for the nine months ended December 31, 2013 were $2,210,477, or 25.7% of revenues, compared to $1,827,026 or 24.1% of revenues for the nine months ended December 31, 2012. Gross profit was $5,738,600, or 75.9% of revenues for the nine months ended December 31, 2012 and $6,393,239 or 74.3% of revenues for the nine months ended December 31, 2013. Overall, gross profit increased 11.4% for the nine months ended December 31, 2013.

Cost of goods sold related to 5 and 3 gallon sales were $309,273, or 6.6% of revenues for such products for the nine months ended December 31, 2013, compared to $285,002, or 6.7% of revenues for such products for the nine months ended December 31, 2012. Cost of goods for the Eldorado brand one gallon products were $756,651, or 50.4% of one gallon revenues for the nine months ended December 31, 2013, compared to $555,531, or 48.3% of 1 gallon revenues for the nine months ended December 31, 2012. Cost of goods sold for the PET products were $757,624, or 48.7% of revenues for the nine months ended December 31, 2013, compared to $679,677, or 49.2% of PET revenues for the nine months ended December 31, 2012.

Operating Expenses

Total operating expenses increased to $5,628,531 for the nine months ended December 31, 2013 compared to $5,142,062 for the nine months ended December 31, 2012, an increase of $486,469 or 9.5%. Of the total operating expenses, salaries and related expenses increased to $2,791,733 for the nine months ended December 31, 2013, or 32.4% of revenues, from $2,596,791 for the nine months ended December 31, 2012, or 34.3% of revenues.

Administrative and general expenses increased by 16.7% to $1,527,095 as compared to $1,308,600 for the nine months ended December 31, 2012 due in large part to additional costs associated with the changes to our Augmentation Plan described in note 3 of our financial statements. The Company does not expect these additional costs to be ongoing.

Delivery expenses increased from $669,051 for the nine months ended December 31, 2012 to $727,705 for the nine months ended December 31, 2013, an increase of 8.8%.

Advertising and promotion expenses increased from $183,856 for the nine months ended December 31, 2012 to $198,583 for the nine months ended December 31, 2013, an increase of 8%.  Advertising and promotion expenses were 2.3% and 2.4% of revenues, respectively for the nine months ended December 31, 2013 and 2012.

Depreciation and amortization decreased from $383,764 for the nine months ended December 31, 2012 to $383,415 for the nine months ended December 31, 2013, a decrease of less than 1%. Depreciation and amortization was 4.5% of revenues for the nine months ended December 31, 2013 compared to 5.1% of revenues for the nine months ended December 31, 2012.

Interest, Taxes, Other Income and Other Expenses

Other income and expense for the nine months ended December 31, 2013, decreased 7.7% to $180,677 as compared to $195,844 for the nine months ended December 31, 2012 due to lower interest rates under the SBA Loan Agreement.

For the nine months ended December 31, 2013, the Company recorded income tax expense of $222,000 against our pretax income of $584,031.

The Company had a net income after taxes of $362,031 for the nine months ended December 31, 2013 compared to a net income after taxes of $400,694 for the nine months ended December 31, 2012.

Liquidity and Capital Resources

Trade accounts receivable for the nine months ended December 31, 2013 were 13.8% more than at year ended March 31, 2013.  This resulted from the increase in revenues for the nine months ended December 31, 2013.  Days outstanding were approximately 37 days for both December 31, 2013 and March 31, 2013.

Cash flows from operating activities had a net inflow of $638,729 for the nine months ended December 31, 2013. The cash provided by operating activities represents a decrease of $128,266 from the nine months ended December 31, 2012. The largest reconciling items between net income and net cash flow from operations were the $139,474 of accounts receivable and $384,085 of depreciation and amortization.

Cash flows from investing activities resulted in a net outflow of $369,208 for the nine months ended December 31, 2013.  This total represents expenditures on equipment for electric water coolers, filtration equipment and coffee dispensing equipment that are rented to delivery customers.

Cash flows from financing activities resulted in a net outflow of $157,012 for the nine months ended December 31, 2013 for payments made on long-term obligations.

The Company’s cash balance at December 31, 2013 increased to $593,055 by a net amount of $112,509 from $480,546 at March 31, 2013.

On December 27, 2012, the Company entered into an agreement with ANB Bank for a line of credit in the amount of $750,000. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at prime plus 1% with a minimum rate of 5.5%. The borrowing base was $750,000 as of December 31, 2013. The line includes certain reporting and financial covenants, is cross-collateralized by accounts receivable and inventory and is guaranteed by three company executives.  The line has a maturity date of December 27, 2014.

On February 2, 2012, the Company refinanced debt that was due within the next 12 months and had previously been classified as current debt.  The Company entered into a Commercial Loan Agreement with ANB Bank under which it received proceeds of $2,815,892, which were used to pay off a prior note secured by the Company’s property in Louisville, Colorado. On December 11, 2013, the Company and ANB Bank amended the Commercial Loan Agreement to reduce the fixed interest rate from 5.5% to 5.0%. The loan is now payable at a rate of approximately $17,700 per month, which includes principal and interest.  A single “balloon payment” of the entire unpaid balance of principal and interest will be due on February 2, 2022.

Also on February 2, 2012, the Company entered into a second Commercial Loan Agreement (the “Second ANB Loan Agreement”) with ANB Bank, which was intended to be in place for a short period while we obtained the loan from the Small Business Administration (“SBA”) described below.  Under the Second ANB Loan Agreement, the Company received proceeds of $1,415,216, which were used to pay off a prior note on the Company’s property in Eldorado Springs, Colorado.  On April 11, 2012, the Company received proceeds of $1,457,000 from the SBA and used such proceeds to pay off the loan made under the Second ANB Loan Agreement. The SBA loan bears interest at a fixed rate of 4.951% for its full 20 year term and is payable at a rate of $10,089 per month until maturity on April 1, 2032.

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

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that are not expected to be realized based on available evidence. During the nine months ended December 31, 2013, the Company recognized the utilization of the remainder of its Federal net operating loss carryforward, resulting in deferred expense of approximately $54,000.

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

On June 13, 2013, our principal executive officer and principal financial officer, in consultation with EKS&H LLLP, our independent registered public accounting firm, identified a control deficiency that it believed constituted a material weakness in our internal control over financial reporting. The material weakness related to our lack of technical expertise regarding complex accounting matters associated with certain income tax calculations. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission. Our management believes that this material weakness did not impact the reliability of our financial statements for the quarter ended December 31, 2013.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In light of the conclusion that our internal control over financial reporting was not effective our management will consult with a tax expert to assist the Chief Financial Officer with respect to the income tax calculations described above and other complex accounting matters. We will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weakness described above and employ additional tools and resources as appropriate to provide reasonable assurance that our financial statements are fairly stated in all material respects.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ELDORADO ARTESIAN SPRINGS, INC.

Date: February 14, 2014	By:	/s/ Douglas A. Larson
Douglas A. Larson
President
(Principal Executive Officer)

Date: February 14, 2014		/s/ Cathleen Shoenfeld
Cathleen Shoenfeld
Chief Financial Officer
(Principal Financial and Accounting Officer)

ELDORADO ARTESIAN SPRINGS, INC.

Quarterly Report on Form 10-Q
for the Quarter Ended December 31, 2013
Exhibits Filed Herewith

Exhibit No.	Description

10.36	Amendment to Commercial Loan Agreement with ANB Bank, dated December 11, 2013.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

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