Form 10-K
period 2014-03-31
ELDORADO ARTESIAN SPRINGS INC
filed 2014-06-27
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,369,536.

As of June 27, 2014, the Issuer had a total of 6,036,091 shares of common stock, $.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders, expected to be held in September 2014, are incorporated by reference into Part III of this Form 10-K.

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

The Company has reacted to consumer demands by adding additional products to its service and delivery operations. In order to handle competition from other companies, the Company added filtration products in July 2003. Currently, the Company services approximately 900 filter accounts.

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

Because demand for our spring water exists on a year round basis, we require a replacement water source that can be delivered to the stream at any time during the year. Since the drought of 2002, we purchased shares of stock of Farmers Reservoir and Irrigation Company (“FRICO”), entitling us to use a pro rata portion of the water belonging to FRICO as operated pursuant to state regulations that govern what are known as Mutual Ditch Companies. The Marshall reservoir is located in close proximity to our water sources in Eldorado Springs and because the water is stored, it can be released upon demand to meet our obligations.

The water represented by our shares in the FRICO system had been historically used for irrigating croplands. This meant that, in addition to obtaining a decreed Augmentation Plan from the Colorado Water Court, we had to obtain a change of use decree in order to use the water for replacing our withdrawals as part of the Augmentation Plan. The Water Court of the State of Colorado entered a Decree on April 16, 2013 approving the change in water rights and the terms and conditions of our Augmentation Plan, subject to the retained jurisdiction clauses normally associated with such actions. The Decree allows us to use the water represented by our FRICO shares as augmentation water to replace our out-of-priority withdrawals from our springs and other sources. It also established the conditions under which we can add other sources of water to the Augmentation Plan for use as additional replacement water. It is possible that our ability to withdraw water from our springs in a particular year may be limited if the water associated with our FRICO shares under drought conditions is not sufficient to meet all of our replacement requirements. Because drought is an ever present possibility in our location, we plan to continue to seek additional sources of replacement and augmentation water to add to our Augmentation Plan.

Products

The Company is principally in the business of selling bottled artesian spring water.  Sales of the Company's water have historically been made by selling five gallon and three gallon bottles of water directly to homes and businesses, retail grocery stores and distributors located in Colorado. The Company also sells its water at wholesale to retail food stores (grocery chains), by packaging the water into smaller, more convenient sizes which are suitable for retail distribution. The Company rents coolers to customers to dispense the bottled water. The Company also rents and sells filtration equipment to customers for home and office accounts. The Company added coffee and coffee equipment to its product mix delivered to customers from route delivery vehicles. The coffee is packaged by Green Mountain Coffee Roasters and is delivered by the Company’s employees. The Company’s water bottling operation accounted for approximately 98% of the Company’s revenues for the fiscal year ended March 31, 2014. The Company added a line of organic vitamin charged spring water to the product line and those products were available for distribution in September 2007. Additionally, in Eldorado Springs, the Company owns and operates a resort on its property during the summer months and rents a single-family home.

Sales and Distribution

Home/Commercial Delivery Business
Direct delivery of bottled water to homes and businesses has historically been the focus of the Company’s business. The Company’s bottled water delivery business primarily consists of the sale of five gallon and three gallon containers of water to customers who lease water dispensers from the Company.  The Company delivers these bottles directly to customers using trucks owned or leased by the Company.  The Company’s delivery sales are made primarily in the Denver/Boulder, Colorado metropolitan area (but also in selected other cities along the front range). As of March 31, 2014, the Company had approximately 16,500 active delivery accounts, and the delivery business currently accounts for roughly 58% of the Company's revenues. Of the five and three gallon accounts, approximately 50% were home accounts and 50% were commercial accounts.

One Gallon and PET Packaging/Retail Distribution Business
The one gallon case products and PET case products business consists principally of the wholesale distribution of the Company’s case products to grocery store chains with operations primarily in Colorado.  The Company uses its own trucks to deliver its case products to grocery customers’ warehouses in the Denver metropolitan area.  From there, the water is shipped to customers’ grocery stores throughout Colorado.  In addition, because some of the grocery customers’ warehouse distribution extends beyond the State of Colorado, the Company receives some distribution at these customers’ grocery stores located in New Mexico, Wyoming, Kansas, Utah, Oklahoma and Texas.

Marketing

The Company focuses on three major areas in marketing its products: five gallon and three gallon sales, small package products (.5 liter, 1 liter, 24 ounce, 1.5 liter and 1 gallon cases), and brand name recognition.

The five gallon and three gallon products are primarily sold through the acquisition of new accounts attracted by personal sales representatives at local events strategically located throughout the area. The efforts of the staff are augmented by internet marketing, the Company’s website, radio, and occasional television advertisements and by product donation to local events.

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

Competition

The bottled water industry has numerous competitors.  Generally, the industry is made up of a few large companies (who own multiple brands), smaller companies whose products are distributed only on a regional or local basis and some private label brands. The Company's competitors include more diversified corporations having substantially greater assets and larger sales organizations than the Company, as well as other small firms. The Company's competitors in the local Denver/Boulder area for home and office delivery include Deep Rock and Sierra Springs. The Company also competes in the retail area for the smaller PET packages, one gallon packages and the organic vitamin charged spring water with products including Aquafina, Arrowhead, Evian, Deep Rock, Dasani, Vitamin Water, Propel, Snapple and various private label brands.  The Company is a smaller regional company compared to the competitors as most of the Company’s products are sold in Colorado. The Company competes on the basis of product quality, customer service, and price.  The Company believes that the products' superior taste, competitive pricing and attractive packaging are significant factors in maintaining the Company's competitive position.

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

Employees

As of March 31, 2014, the Company had 75 full-time employees. During the summer months, the Company employs approximately 14 seasonal employees for the operation of the pool.

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

ITEM 3. LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Company is a party or to which any of its properties are subject.

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

Fiscal Year 2014	High	Low
Fourth Quarter through March 31, 2014	$1.89	$0.72
Third Quarter through December 31, 2013	$0.90	$0.66
Second Quarter through September 30, 2013	$0.83	$0.44
First Quarter through June 30, 2013	$0.44	$0.44

Fiscal Year 2013	High	Low
Fourth Quarter through March 31, 2013	$0.83	$0.22
Third Quarter through December 31, 2012	$0.53	$0.12
Second Quarter through September 30, 2012	$0.53	$0.10
First Quarter through June 30, 2012	$0.19	$0.08

The last price at which the Company’s common stock was sold was $1.20 on June 26, 2014.

Holders

The Company had 141 record owners of its common stock as of June 26, 2014.

Dividends

No dividends have been declared or paid to date on the Company's common stock, and the Company does not anticipate paying dividends in the foreseeable future. The Company follows a policy of cash preservation for future use in the business.

Recent Sales of Unregistered Securities

During the year ended March 31, 2014, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K or Form 10-Q.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, this item is not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand our Company. The MD&A should be read in conjunction with our consolidated financial statements and accompanying notes. The MD&A includes the following sections:

●	Forward Looking Statements
●	Business Overview
●	Results of Operations – Year Ended March 31, 2014 Compared to Year Ended March 31, 2013
●	Liquidity and Capital Resources
●	Contractual Obligations and Commitments
●	Impact of Inflation
●	Recently Issued Accounting Pronouncements

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

Business Overview

Eldorado Artesian Springs, Inc. is a Colorado based company that is primarily involved in the bottling and marketing of natural artesian spring water. The spring is located in the foothills of the Colorado Rocky Mountains and is surrounded by thousands of acres of state and city park land. The water rises up through many layers of sandstone under its own artesian pressure. Currently, the Company’s operations consist of its home/commercial delivery business (5 and 3 gallon bottles) and its one gallon and PET (polyethylene terephtalate, a premium clear plastic container) consumer business. The Company also has an organic vitamin charged spring water that is distributed locally off of the Company’s vehicles as well as to regional distribution facilities. The Company’s business includes the sales and rental of filtration and coffee dispensing equipment as well as the sale of coffee. During the summer months, the Company owns and operates a public swimming pool on its property and rents a single-family home on the property year round.

The Company’s headquarters and bottling facility consists of a total of approximately 40,000 square feet in Louisville, Colorado. The water is transported to the facility in stainless steel tanker trucks. Once at the bottling plant, the water is then transferred into stainless steel holding tanks until it is used for bottling.

Results of Operations

Performance Overview – Recent Trends

For the fiscal year ended March 31, 2014, the Company reported an increase in overall revenue of 15.1%. The increase in revenue was primarily due to overall increase in unit volumes across all categories. The number of home and office accounts increased for the fiscal year ended March 31, 2014 and the total units for many products increased to the retail establishments.

The Company continues to utilize advertising and promotional budgets to help promote various products. The Company has been pursuing ways to offer more sizes of the products off of our own delivery vehicles to increase sales to existing customers.

Overall operating expenses increased 10.4% for the year ended March 31, 2014 as compared to the same period ended March 31, 2013. Operating expenses decreased from 68.3% of sales for the fiscal year ended March 31, 2013 to 65.5% of sales for the fiscal year ended March 31, 2014.

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

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013

Sales

Sales for the year ended March 31, 2014 were $11,363,297 compared to $9,875,000 for the same period ended March 31, 2013, an increase of 15.1%.

Sales of the products used in the delivery to homes and offices which include 5 and 3 gallons bottles as well as the rental of dispenser units were 55.4% of sales and increased from $5,664,496 for fiscal year 2013 to $6,293,983 for fiscal year 2014, an increase of $629,487 or 11.1%. Total units of 5 and 3 gallon products increased 9.1% from the fiscal year ended March 31, 2013 to the fiscal year ended March 31, 2014 while the average selling price increased 2.8%. Total revenues for equipment rentals increased 21% from $458,182 for the fiscal year ended March 31, 2013 to $554,321 for the fiscal year ended March 31, 2014. The Company plans to continue to look for additional products to distribute to existing and new customers to increase sales off of existing route vehicles. The Company offers purified drinking water in the 5 gallon bottles for delivery off of existing route vehicles as a lower cost alternative for customers.

The Company increased filter rental and sales from $241,627 in fiscal year 2013 to $282,630 in fiscal year 2014, an increase of $41,003 or 17%. Consumers looking for ways to decrease expenses are substituting filtration units for the 5 and 3 gallon products. The Company also sells coffee and coffee equipment from our existing route vehicles. Sales for coffee, coffee equipment and accessories increased from $258,394 for the fiscal year ended March 31, 2013 to $318,160 for the fiscal year ended March 31, 2014.

Sales of the Company’s PET products (.5 liter to 1.5 liter sizes), including private label products, represented 17.3% of sales for fiscal year 2014 and 17.6% of sales for fiscal year 2013 or $1,967,807 and $1,737,713, respectively. This represented an increase of 13.2%. The Company’s gallon size products were 17.6% of sales or $2,001,624 in fiscal year 2014 compared to 15.1% of sales or $1,490,169 in fiscal year 2013, an increase of 34.3%.

The Company distributes an organic vitamin charged spring water off of existing route vehicles as well as through major distributors throughout Colorado and in portions of surrounding states. Total gross sales for the organic vitamin charge spring water were $154,046 for the fiscal year 2014 compared to $140,443 for the fiscal year 2013.

Gross Profit/Cost of Goods Sold

Cost of goods sold for fiscal year 2014 were $2,861,679, or 25.2% of sales, compared to $2,382,806, or 24.1% of sales for fiscal year 2013. Gross profit increased from $7,492,194 or 75.9% of sales for fiscal year 2013 to $8,501,617 or 74.8% of sales for fiscal year 2014. Overall, gross profit increased 13.5% from the fiscal year ended March 31, 2013.

Cost of goods sold for the home and office products were $411,563, or 6.5% of 5 and 3 gallon sales for fiscal year 2014, compared to $375,787, or 6.6% of 5 and 3 gallon sales for fiscal year 2013. Cost of goods sold for the Eldorado brand 1 gallon products were $981,910, or 49.1% of 1 gallon sales for fiscal year 2014, compared to $719,620, or 48.3% of 1 gallon sales for fiscal year 2013. Cost of goods sold for the PET products were $966,151, or 49.1% of sales for fiscal year 2014, compared to $857,151, or 49.3% of sales for fiscal year 2013.

Operating Expenses

Total operating expenses increased to $7,439,316 in fiscal year 2014 from $6,740,602 in fiscal year 2013, an increase of $698,714 or 10.4%. Of the total operating expenses, salaries and related expenses increased to $3,679,471 in fiscal year 2014, or 32.4% of sales, from $3,422,318 in fiscal year 2013, or 34.7% of sales. The increase in salaries and related expenses is due to the increase in overall revenues for the fiscal year 2014.

Administrative and general expenses increased 18.1% to $2,017,330 for fiscal year 2014 as compared to $1,707,923 for fiscal year 2013.  The increase was due in part to the cost of implementing a new CRM system. The Company also had additional costs related to professional fees related to water rights negotiations.

Delivery expenses increased from $876,644 for fiscal year 2013 to $975,805 for fiscal year 2014, an increase of 11.3%. Truck maintenance and leased equipment fees increased over the previous fiscal year as the Company entered into agreements for additional vehicles and had repair costs for damage to the leased vehicles that were taken out of service.

Advertising and promotion expenses increased 14.8% for fiscal year 2014 compared to fiscal year 2013.  Advertising and promotion expenses were 2.2% of sales for both fiscal year 2014 and 2013.

Depreciation and amortization increased less than 1% for fiscal year 2014 as compared to fiscal year 2013. Depreciation and amortization was 4.5% of sales for fiscal year 2014 and 5.2% of sales for 2013.

Interest, Taxes, Other Income and Other Expenses

Interest expense for the year ended March 31, 2014 decreased 6.1% to $239,826 as compared to $255,333 for the year ended March 31, 2013 due to the refinancing of the outstanding debt.

For the fiscal year ended March 31, 2013, the Company recorded net income tax benefit of $13,406 against our pretax income of $498,508 and released the valuation allowance. For the fiscal year ended March 31, 2014, the Company recorded income tax expense of $320,051 against our pretax book income of $824,518, a 38.9% effective tax rate.

The Company had net income after taxes of $504,467 in fiscal year 2014 compared to net income of $511,914 for fiscal year 2013.

Liquidity and Capital Resources

Trade accounts receivable for the year ended March 31, 2014 were 31.2% more than at year ended March 31, 2013.  This partially resulted from the increase in overall revenue. Days sales outstanding was approximately 42 days at March 31, 2014 and 37 days at March 31, 2013.  In February 2014, the Company implemented a new customer relations management (CRM) system. During the implementation there was a delay in billing the customers which resulted in an increase in the accounts receivable balance as of March 31, 2014. The Company expects billing schedules to return to normal resulting in days sales outstanding returning to previous levels.

Cash flows from operating activities had a net inflow of $876,406 for fiscal year 2014. The cash provided by operating activities represents a decrease of $160,661 from fiscal year 2013. The largest reconciling item between net income and net cash flow from operations was the $514,170 of depreciation and amortization.  The change in operating activities is mainly attributed to increases in accounts receivable and offset by increases in accounts payable. The Company anticipates that cash flow from operations will be available to fund existing obligations for expected cash requirements over the next year.

Cash flows from investing activities resulted in a net outflow of $471,289 for fiscal year 2014 as compared to net outflow of $272,846 for fiscal year 2013, an increase of 72.7%.  This increase represents expenditures on equipment for additional electric water coolers, filtration equipment and coffee dispensing equipment that are rented to delivery customers. Additionally, the Company purchased a new CRM system that is utilized throughout the Company and was implemented in February 2014.

Cash flows from financing activities resulted in a net outflow of $211,204 for fiscal year 2014 as compared to net outflow of $533,758 for fiscal year 2013, a decrease of $322,554.  This decrease was attributable to decreases in payments on line of credit offset by increases on payments of long-term debt and capital leases.

The Company’s cash balance at March 31, 2014 increased to $674,459 by a net amount of $193,913 from $480,546 at March 31, 2013.

The Company has a line of credit with ANB Bank in the amount of $750,000. As of March 31, 2014, the Company did not have a balance on the line of credit. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at Prime plus 1% with a minimum rate of 5.5%. The borrowing base was $750,000 as of March 31, 2014. The line includes certain reporting and financial covenants, is cross-collateralized by accounts receivable and inventory and is guaranteed by two company executives who are also directors of the Company and one other director of the Company. The line has a maturity date of December 27, 2014.

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

The above loans are secured by substantially all of the assets of the Company, including the real estate in Eldorado Springs and Louisville, Colorado. The loan agreements specify events of default customary to facilities of their type, including any non-payment of principal, interest or other amounts, misrepresentation of representations and warranties, violation of covenants, certain events of bankruptcy or insolvency, certain material judgments, seizure of assets, or other material adverse changes. Upon the occurrence of an event of default, the payments by the Company of all of its outstanding obligations may be accelerated, and the commitments under the loan agreements may be terminated by the respective lender. The loans are guaranteed by two Company executives who are also directors of the Company and one other director of the Company. The loan agreements also include certain performance and reporting covenants.

Contractual Obligations and Commitments

The following table sets forth our contractual commitments as of March 31, 2014:

Fiscal Year End	Long-Term Debt and Capital Leases	Operating Lease	Total
2015	$271,550	$345,671	$617,221
2016	265,262	302,832	568,094
2017	168,101	281,262	449,363
2018	157,293	261,482	418,775
2019	162,978	215,163	378,141
Thereafter	3,244,668	109,048	3,353,716

Total	$4,269,852	$1,515,458	$5,785,310

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

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740) amending guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented as a reduction of a deferred tax asset when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists, with certain exceptions. This accounting guidance is effective prospectively for the Company beginning in the first quarter of fiscal year 2015, with early adoption permitted. While the Company is currently evaluating the impact, its adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815) permitting entities to designate the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes. Prior to the issuance of this guidance, only interest rates on direct treasury obligations of the U.S. government and the LIBOR swap rate were considered benchmark interest rates in the U.S. This guidance is effective immediately and can be applied prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Currently, the Company does not use the Fed Funds Effective Swap Rate as a benchmark interest rate, but may in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, this item is not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, including the notes thereto, and the report of the independent registered public accounting firm, are included in this Annual Report and begin on page F-1.

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Eldorado Artesian Springs, Inc.
Louisville, Colorado

We have audited the accompanying balance sheets of Eldorado Artesian Springs, Inc. (“the Company”) as of March 31, 2014 and 2013 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eldorado Artesian Springs, Inc. as of March 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

EKS&H, LLLP

June 27, 2014
Boulder, Colorado

Balance Sheets

	March 31, 2014	March 31, 2013
Assets
Current assets
Cash	$674,459	$480,546
Accounts receivable - trade, net	1,321,330	1,007,197
Inventories	377,907	420,048
Income tax receivable	57,358	-
Prepaid expenses and other	26,158	41,290
Deferred tax asset	29,648	29,648
Total current assets	2,486,860	1,978,729
Non-current assets
Property, plant and equipment, net	3,822,386	3,613,629
Investments	361,196	361,196
Water rights, net	71,675	71,675
Deposits	92,204	108,204
Other, net	125,482	123,896
Total non-current assets	4.472,943	4,278,600
Total assets	$6,959,803	$6,257,329

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$452,494	$415,442
Accrued expenses	361,026	269,016
Income taxes payable	-	8,767
Customer deposits	107,191	104,926
Current portion of capital lease obligations	82,508	49,341
Current portion of long-term debt	189,042	146,325
Total current liabilities	1,192,261	993,817
Non-current liabilities
Deferred tax liability	59,151	7,475
Capital lease obligations, less current portion	73,462	45,591
Long-term debt, less current portion	3,924,839	4,004,823
Total non-current liabilities	4,057,452	4,057,889
Total liabilities	5,249,713	5,051,706
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,036,091 issued and outstanding	6,036	6,036
Additional paid-in capital	1,693,738	1,693,738
Retained Earnings (Accumulated deficit)	10,316	(494,151)
Total stockholders' equity	1,710,090	1,205,623
Total liabilities and stockholders' equity	$6,959,803	$6,257,329

See notes to financial statements

Statements of Operations

	For the Years Ended
	March 31,
	2014	2013
Revenues
Water and related, net	$11,192,711	$9,694,518
Resort operations	170,586	180,482
Total revenues	11,363,297	9,875,000
Cost of goods sold	2,861,679	2,382,806
Gross profit	8,501,618	7,492,194
Operating expenses
Salaries and related expenses	3,679,471	3,422,318
Administrative and general	2,017,330	1,707,923
Delivery	975,805	876,644
Advertising and promotions	252,540	219,888
Depreciation and amortization	514,170	513,829
Total operating expenses	7,439,316	6,740,602
Income from operations	1,062,302	751,592
Other income (expense)
Interest income	2,042	2,249
Interest expense	(239,826)	(255,333)
Total other expense	(237,784)	(253,084)
Income before income taxes	824,518	498,508
Income tax (expense) benefit
Current	(268,375)	(8,767)
Deferred	(51,676)	22,173
Total income tax (expense) benefit	(320,051)	13,406
Net income available to common shareholders	$504,467	$511,914

Basic common shares outstanding	6,036,091	6,036,091
Basic income per common share	$0.08	$0.08
Diluted weighted average common shares outstanding	6,051,043	6,036,091
Diluted income per common share	$0.08	$0.08

See notes to financial statements

Statement of Changes in Stockholders' Equity
For the Years Ended March 31, 2014 and 2013

				(Accumulated
				Deficit)	Total
	Common Stock		Additional	Retained	Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	Equity
Balance - March 31, 2012	6,036,091	$6,036	$1,673,617	$(1,006,065)	$673,588
Stock options issued to employees	-	-	20,121	-	20,121
Net income	-	-	-	511,914	511,914
Balance - March 31, 2013	6,036,091	$6,036	$1,693,738	$(494,151)	$1,205,623
Net income	-	-	-	504,467	504,467
Balance - March 31, 2014	6,036,091	$6,036	$1,693,738	$10,316	$1,710,090

See notes to financial statements

Statements of Cash Flows

	For the Years Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net income	$504,467	$511,914
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	514,170	513,829
Deferred income taxes	51,676	(22,173)
Stock based compensation	-	20,121
Changes in assets and liabilities
Accounts receivable	(314,133)	(62,390)
Inventories	42,141	(83,377)
Prepaid expenses and other	12,883	6,428
Deposits	-	-
Accounts payable	37,052	177,851
Accrued expenses	92,010	(57,955)
Income taxes	(66,125)	8,767
Customer deposits	2,265	24,052
Net cash provided by operating activities	876,406	1,037,067
Cash flows from investing activities
Purchases of property and equipment	(471,289)	(272,846)
Net cash used in investing activities	(471,289)	(272,846)
Cash flows from financing activities
Payments on line of credit	-	(370,051)
Payments on long-term debt and capital leases	(230,123)	(180,238)
Borrowings on long-term obligations	18,919	16,531
Net cash used in financing activities	(211,204)	(533,758)
Net increase in cash	193,913	230,463
Cash – beginning of year	480,546	250,083
Cash - end of year	$674,459	$480,546

Supplemental disclosure of cash flow information

Cash paid during the year for interest was $239,826 (2014) and $255,333 (2013).

Cash paid during the year for income taxes was $292,000 (2014) and $0 (2013).

The Company acquired $234,975 (2014) and $101,062 (2013) in equipment through capital leases.

In May 2012, the Company obtained an SBA loan in the amount of $1,457,000 of which $1,415,216 was used to pay off a short term note with a bank and $41,784 represents loan fees which is included in other long term assets in the accompanied balance sheet.

See notes to financial statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Eldorado Artesian Springs, Inc., (the "Company"), is a Colorado corporation which primarily sells bottled Artesian spring water from springs located in Eldorado Springs, Colorado and rents water dispensers.  The Company sells coffee products and rents coffee equipment to customers. The Company also sells a line of Organic Vitamin Charged Spring Water to retail stores. During the summer months, the Company  operates a natural Artesian spring pool. The Company's bottling and distribution facility is located in Louisville, Colorado.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At March 31, 2014 and 2013, the Company did not have any cash equivalents.

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

Other Assets

Other assets consist of loan fees and other costs which have been recorded at cost and are being amortized using the effective interest method over the term of the loan. The Company expects to amortize approximately $18,500 each year for the next three years.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered.  The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were deemed necessary during the fiscal years 2014 and 2013.

Customer Deposits

Customer deposits consist primarily of deposits on bottles and equipment.

Stock Based Compensation

The Company accounts for stock-based compensation arrangements for employees and recognizes compensation expense for share-based awards based on the grant date estimated fair value of the awards using the Black Scholes option pricing model.  Compensation expense for all share-based awards is recognized in earnings over the requisite service period (generally the vesting period).  The Company records compensation expense related to non-employees over the service periods commensurate with the services provided.  Compensation expense recorded during fiscal year 2014 and 2013 was $0 and $20,121 respectively.

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

Potentially dilutive common shares and outstanding options and warrants which have been excluded from the computation of diluted income per share as of March 31, 2014 and 2013 were 99,000 and 104,000, respectively, because their effect would have been antidilutive.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, receivables, accounts payable and  accrued expenses approximated fair value as of March 31, 2014, because of the relatively short maturity of these instruments. The carrying amount of long-term debt issued approximates fair value as of March 31, 2014 because interest rates on these instruments approximate market interest rates.

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

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expense for the years ended March 31, 2014 and 2013 were $252,540 and $219,888, respectively.

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

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740) amending guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented as a reduction of a deferred tax asset when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists, with certain exceptions. This accounting guidance is effective prospectively for the Company beginning in the first quarter of fiscal year 2015, with early adoption permitted. While the Company is currently evaluating the impact, its adoption is not expected to have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815) permitting entities to designate the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes. Prior to the issuance of this guidance, only interest rates on direct treasury obligations of the U.S. government and the LIBOR swap rate were considered benchmark interest rates in the U.S. This guidance is effective immediately and can be applied prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Currently, the Company does not use the Fed Funds Effective Swap Rate as a benchmark interest rate, but may in the future.

Note 2 - Balance Sheet Disclosures

Accounts receivable consist of the following:

	March 31, 2014	March 31, 2013
Accounts receivable
Accounts receivable	$1,401,330	$1,087,197
Allowance for doubtful accounts	(80,000)	(80,000)
	$1,321,330	$1,007,197

Property, plant and equipment consist of the following at:

	March 31, 2014	March 31, 2013
Property, plant and equipment
Land	$1,000,263	$1,000,263
Buildings and improvements	4,543,436	4,442,756
Machinery and equipment	6,228,346	5,844,738
Office furniture and fixtures	330,561	329,391
CRM/ERP system	220,807	-
	12,323,413	11,617,148
Less accumulated depreciation and amortization	(8,501,027)	(8,003,519)
	$3,822,386	$3,613,629

Depreciation expense for the fiscal year ended March 31, 2014 and 2013 was $497,507 and $498,614.

Accrued expenses consist of the following at:

	March 31, 2014	March 31, 2013
Accrued expenses
Accrued payroll and taxes	$153,680	$128,914
Accrued property taxes	171,000	110,000
Accrued sales taxes	36,346	30,102
	$361,026	$269,016

Note 3 - Long-Term Debt

Long-term debt is as follows:

	March 31, 2014	March 31, 2013

Note payable to a bank with interest fixed at 5.0% until February 2017, at which time the interest rate may change. The note calls for monthly principal and interest payments of $17,690 with unpaid principal and interest due February 2, 2022. The note is cross-collateralized with the line of credit and backed by substantially all assets of the Company and guaranteed by three stockholders who are also directors of the Company. The note is subject to certain restrictive covenants.	$2,648,620	$2,730,449
Note payable to a bank with an effective interest rate of 4.951% for the full 20 year term. The note calls for monthly principal and interest payments of $10,088 effective May 1, 2012 and matures in April 2032. The note is cross collateralized with the line of credit and backed by substantially all assets of the Company and is guaranteed by three stockholders who are also directors of the Company.	$1,348,046	$1,405,019
Note payable to a bank with interest fixed at 6% until October 2017. The note calls for monthly principal and interest payments of $349 effective October 2012. The note is cross collateralized with the line of credit and backed by substantially all assets of the Company and is guaranteed by three stockholders who are also directors of the Company.	$9,873	$15,680
Note payable to a bank with interest fixed at 6% until May 2017. The note calls for monthly principal and interest payments of $444 effective June 2013. The note is cross collateralized with the line of credit and backed by substantially all assets of the Company and is guaranteed by three stockholders and officers of the Company.	$15,342	$-
Agreement with a vendor for CRM software. Agreement calls for monthly payments of $4,000 until February 2016.	$92,000	$-
	4,113,881	4,151,148
Less current portion	(189,042)	(146,325)
	$3,924,839	$4,004,823

Maturities of Long-Term Debt Obligations:

Year Ending March 31,
2015	$189,042
2016	204,661
2017	155,239
2018	157,293
2017	162,978
Thereafter	3,244,668
Total payments	4,113,881
Less current portion	(189,042)
Long-term debt obligation	$3,924,839

Note 4 – Line of Credit

The Company has a line of credit with ANB Bank in the amount of $750,000. As of March 31, 2014, the Company did not have a balance on the line of credit. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at Prime plus 1% with a minimum rate of 5.5%. The borrowing base was $750,000 as of March 31, 2014. The line includes certain reporting and financial covenants, is cross-collateralized by substantially all assets of the Company and is guaranteed by two Company executives who are also directors of the Company and one other director of the Company. The line has a maturity date of December 27, 2014.

Note 5 - Capital Leases

The Company acquired assets under the provisions of a long-term lease.  For financial reporting purposes, minimum lease payments relating to the assets have been capitalized.  The leases have various expiration dates between November 2015 and February 2020.  Amortization of the leased property is included in depreciation expense.

The assets under capital lease have cost and accumulated amortization as follows:

March 31,
2014
Cost	$320,200
Less accumulated amortization	(164,229)
$155,971
Maturities of capital lease obligations are as follows:

Year Ending March 31,
2015	$93,713
2016	67,841
2017	14,053
Total minimum lease payments	175,607
Amount representing interest	(19,637)
Present value of net minimum lease payments	155,970
Less current portion	(82,508)
Long term capital lease obligation	$73,462

Note 6 - Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.  The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that are not expected to be realized based on available evidence. Net operating losses in the amount of approximately $590,000 for state taxes begin to expire in 2028.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various state and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the United States, the tax years 2010-2013 remain open to examination by the federal Internal Revenue Service and the tax years 2009-2013 remain open for various state taxing authorities. The Company has not taken any uncertain tax positions.  The net current and long-term deferred tax assets and liabilities in the accompanying balance sheet include the following:

	March 31, 2014	March 31, 2013
Current deferred tax asset	$29,648	$29,648
Current deferred tax liability	-	-
Net current deferred tax asset	$29,648	$29,648
Long-term deferred tax asset	26,522	61,364
Long-term deferred tax liability	(85,673)	(68,839)
Net long-term deferred tax liability	$(59,151)	$(7,475)

Temporary differences giving rise to the net deferred tax (liability) asset are as follows:

Allowance for doubtful accounts	$29,648	$29,648
Property and equipment	(85,673)	(68,839)
Net operating loss and credits	26,522	61,364
	$(29,503)	$22,173

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income compared to the income tax expense (benefit) in the statements of income:

	For the Years Ended
	March 31,
	2014	2013

Federal income taxes computed at statutory rate	$280,336	$169,493
State income taxes	23,760	25,581
Stock based compensation	-	6,841
Other	15,955	13,481
Valuation allowance	-	(228,802)
	$320,051	$(13,406)

Note 7 – Commitments and Contingency

Operating Leases

The Company leases delivery trucks, vehicles, equipment and property under non-cancelable operating leases.  Rent expense for these leases was $446,302 and $415,812 for the years ended March 31, 2014 and 2013, respectively.

Future minimum lease payments under these leases are approximately as follows:

Year Ending March 31,
2015	$345,671
2016	302,832
2017	281,262
2018	261,482
2019	215,163
Thereafter	109,048
$1,515,458

Renewable Energy Service Agreement

On June 11, 2009, the Company entered into a twenty year renewable energy service agreement with Eldorado Springs Solar, LLC, an unrelated third party, to design, install, own, operate and maintain a solar electricity generating system at our property in Louisville, Colorado. The Company will purchase all of the solar electricity generated by the system which will provide approximately 50% of the electricity needs at the facility in Louisville, Colorado. The agreement provides a guaranteed energy rate schedule for 10 years with a reset rate in year eleven for the electric cost. If the Company was to terminate the agreement the Company would be required to pay a termination penalty. As of March 31, 2014, this penalty would be approximately $350,000. The Company also has the option to purchase and take title to the system starting in year eleven. During the fiscal year ended March 31, 2014, the Company expensed approximately $11,750 in utility costs under this agreement.

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

Note 9 - Stockholders' Equity

Stock Options

The Company has a qualified stock plan, the 2008 Incentive Stock Plan, pursuant to which 2,000,000 shares were reserved for issuance.  As of March 31, 2014, 1,950,000 shares were available for future grant.  Additionally, the Company previously had a qualified stock plan, the 1997 Stock Option Plan, which expired in 2007, pursuant to which 875,000 shares were reserved for issuance.  As of March 31, 2014, 49,000 shares were reserved for issuance pursuant to outstanding grants and no shares were available for future grant as the plan has expired.  The 2008 Incentive Stock Plan and the 1997 Stock Option Plan, referred to herein as the Plans, and the shares issuable there under, are both registered on Form S-8 with the Securities and Exchange Commission.  The Plans provide for the grant of options and other equity based awards to employees, directors and consultants of the Company and are administered by the Company’s Board of Directors.

The following table presents the activity for options outstanding:

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding - March 31, 2012	111,000	$1.55
Granted	-	-
Forfeited/canceled	(7,000)	1.20
Exercised	-	-
Outstanding - March 31, 2013	104,000	1.57
Granted	-	-
Forfeited/canceled/expired	(5,000)	0.88
Exercised	-	-
Outstanding - March 31, 2014	99,000	$1.60

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Price*	Life*	Number	Price*
$0.875	10,000	$0.88	1.08	10,000	$0.88
1.00	9,000	1.00	0.08	9,000	1.00
1.65	14,000	1.65	2.09	14,000	1.65
1.75	16,000	1.75	3.09	16,000	1.75
1.80	50,000	1.80	4.05	50,000	1.80
Total - March 31, 2014	99,000	$1.60	2.96	99,000	$1.60

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, in years, respectively.

Compensation expense recorded during the years ended March 31, 2014 and 2013 for options granted under the 2008 and 1997 Incentive Stock Plan was $0 and $20,121.  As of March 31, 2014 all options granted under the 1997 Incentive Stock Plan were fully vested and 50,000 options were fully vested under the 2008 Incentive Stock Plan.

Note 10 - Employee Benefit Plan

The Company has adopted a 401(k) profit sharing plan for its employees.  Employees become eligible to participate in the plan once they have completed one year of service and have reached 21 years of age.  Contributions by the Company and employees vest immediately.  The Company matches 100% of employee’s contributions up to 3% of the employee’s gross pay.  The Company matched approximately $52,600 for the year ended March 31, 2014 and $43,100 for the year ended March 31, 2013.  No discretionary profit sharing contributions were approved by the Board of Directors for the years ended March 31, 2014 and 2013.

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

Our principal executive officer and principal financial officer, in consultation with EKS&H LLLP, our independent registered public accounting firm, identified a control deficiency that they believed constituted a material weakness in our internal control over financial reporting. The material weakness related to our lack of technical expertise regarding complex accounting matters associated with certain income tax calculations. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission. Our management believes that this material weakness did not impact the reliability of our financial statements for the year ended March 31, 2014.

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

Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), referred to as the Internal Control—Integrated Framework. Based on this assessment, management, with the participation of our principal executive officer and principal financial officer, has determined that we did not maintain effective internal controls over financial reporting as of March 31, 2014.  Management has identified a material weakness in the operation of our internal controls over financial reporting as it relates to the lack of technical expertise regarding complex accounting matters associated with certain income tax calculations.  A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, in the future we intend to obtain the assistance of experienced financial personnel to enhance our financial reporting capabilities.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

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

ITEM 11. EXECUTIVE COMPENSATION

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

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

(3)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Location

3.1	Articles of Incorporation and Bylaws	Incorporated by reference to Exhibit 3 to the Registration Statement (No. 33-6738-D)

3.2.	Amended Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 1998

3.3	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to Eldorado’s Form SB-2/A (Registration Statement No. 333-68553) filed with the Securities and Exchange Commission on November 21, 2000

3.4	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to Eldorado’s Form SB-2/A (Registration Statement No. 333-68553) filed with the Securities and Exchange Commission on July 2, 1999

10.1*	1997 Stock Option Plan	Incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-68553

10.2	Promissory Note with First National Bank of Boulder County dated June 27, 1997	Incorporated by reference to Exhibit 10.2 to Registration Statement No. 333-68553

10.3	Deed of Trust dated June 27, 1997	Incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-68553

10.4	Small Business Administration Note – U.S. Bank, August 21, 2001	Incorporated by reference to Exhibit 10.4 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.5	U.S. Bank, August 21, 2001 Deed of Trust	Incorporated by reference to Exhibit 10.5 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.6	U.S. Small Business Administration Note – Bank of West August 21, 2001	Incorporated by reference to Exhibit 10.6 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.7	Bank of West, August 21, 2001, Deed of Trust	Incorporated by reference to Exhibit 10.7 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.8	Contract to Buy and Sell Real Estate (Commercial)	Incorporated by reference to Exhibit 10.1 to Eldorado’s Form 10-QSB for the quarter ended September 30, 2001

10.9	Contract to Buy and Sell Real Estate (Residential)	Incorporated by reference to Exhibit 10.2 to Eldorado’s Form 10-QSB for the quarter ended September 30, 2001

10.10	Contract to Buy and Sell Real Estate (Residential)	Incorporated by reference to Exhibit 10.3 to Eldorado’s Form 10-QSB for the quarter ended September 30, 2001

10.11	Note receivable – Doug Larson	Incorporated by reference to Exhibit 10.8 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.12	Doug Larson – Pledge agreement	Incorporated by reference to Exhibit 10.9 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.13	Note receivable – Kevin Sipple	Incorporated by reference to Exhibit 10.10 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.14	Kevin Sipple – Pledge agreement	Incorporated by reference to Exhibit 10.11 to Eldorado’s Form 10-KSB for the fiscal year ended March 31, 2003

10.15	Management Consulting and Finders Agreement, dated as of January 4, 2005, by and between the Company and Capital Merchant Bank, LLC	Incorporated by reference to Exhibit 10.1 to Eldorado’s Form 8-K filed with the Securities and Exchange Commission on January 11, 2005

10.16	Warrant to Purchase Shares of Common Stock, dated January 4, 2005	Incorporated by reference to Exhibit 10.2 to Eldorado’s Form 8-K filed with the Securities and Exchange Commission on January 11, 2005

10.17	Water Lease Agreement with Denver Wells, LLC dated August 31, 2006	Incorporate by reference to Exhibit 10.14 to Eldorado’s Form 8-K filed with the Securities and Exchange Commission on October 4, 2006

10.18	Commercial Loan Agreement with American National Bank dated February 20, 2007	Incorporated by reference to Exhibit 10.18 to Eldorado’s Form 10-KSB filed with the Securities and Exchange Commission on June 26, 2007

10.19	Commercial Loan Agreement with American National Bank dated October 11, 2007	Incorporated by reference to Exhibit 10.1 to Eldorado’s Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007

10.20	Purchase and Sale Agreement with Farmers Reservoir and Irrigation Company Marshall Lake Division Shares dated February 28, 2007	Incorporated by reference to Exhibit 10.20 to Eldorado’s Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007

10.21	Purchase and Sale Agreement with Farmers Reservoir and Irrigation Company Marshall Lake Division Shares dated August 2, 2007	Incorporated by reference to Exhibit 10.21 to Eldorado’s Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007

10.22	Water Use Agreement with the City of Louisville, Colorado dated October 16, 2007	Incorporated by reference to Exhibit 10.22 to Eldorado’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2007

10.23	Purchase and Sale Agreement with Farmers Reservoir and Irrigation Company Marshall Lake Division Shares dated March 21, 2008	Incorporated by reference to Exhibit 10.23 to Eldorado’s Form 10-KSB filed with the Securities and Exchange Commission on June 27, 2008

10.24*	2008 Incentive Stock Plan	Incorporated by reference to Annex A to Eldorado’s Definitive Proxy Statement on Schedule 14A for the Annual meeting of Shareholders held on August 26, 2008

10.25	First Amendment to Water Lease Agreement dated July 15, 2008	Incorporated by reference to Exhibit 10.24 to Eldorado’s Form 8-k filed with the Securities and Exchange Commission on August 1, 2008

10.26	Commercial Loan Agreement with American National Bank dated March 17, 2009 (including Debt Modification Agreement dated March 17, 2009)	Incorporated by reference to Exhibit 10.26 to Eldorado’s Form 10-K filed with the Securities and Exchange Commission on June 29, 2009.

10.27	Commercial Loan Agreement with ANB Bank, dated February 2, 2012	Incorporated by reference to Exhibit 99.1 to Eldorado’s Form 8-k filed with the Securities and Exchange Commission on February 13, 2012.

10.28	Promissory Note between Eldorado Artesian Springs, Inc. and ANB Bank, dated February 2, 2012	Incorporated by reference to Exhibit 99.2 to Eldorado’s Form 8-k filed with the Securities and Exchange Commission on February 13, 2012.

10.29	Deeds of Trust between Eldorado Artesian Springs, Inc. and ANB Bank, dated February 2, 2012	Incorporated by reference to Exhibit 99.3 to Eldorado’s Form 8-k filed with the Securities and Exchange Commission on February 13, 2012.

10.30	Agreement to Provide Insurance between Eldorado Artesian Springs, Inc. and ANB Bank, dated February 2, 2012	Incorporated by reference to Exhibit 99.4 to Eldorado’s Form 8-k filed with the Securities and Exchange Commission on February 13, 2012.

10.31	Commercial Loan Agreement with ANB Bank, dated February 2, 2012	Incorporated by reference to Exhibit 99.5 to Eldorado’s Form 8-k filed with the Securities and Exchange Commission on February 13, 2012.

10.32	Promissory Note between Eldorado Artesian Springs, Inc. and ANB Bank, dated February 2, 2012	Incorporated by reference to Exhibit 99.6 to Eldorado’s Form 8-k filed with the Securities and Exchange Commission on February 13, 2012.

10.33	Deeds of Trust between Eldorado Artesian Springs, Inc. and ANB Bank, dated February 2, 2012	Incorporated by reference to Exhibit 99.7 to Eldorado’s Form 8-k filed with the Securities and Exchange Commission on February 13, 2012.

10.34	Agreement to Provide Insurance between Eldorado Artesian Springs, Inc. and ANB Bank, dated February 2, 2012	Incorporated by reference to Exhibit 99.8 to Eldorado’s Form 8-k filed with the Securities and Exchange Commission on February 13, 2012.

10.35	Promissory Note between Eldorado Artesian Springs, Inc. and the U.S. Small Business Administration, dated February 2, 2012.	Incorporated by reference to Exhibit 99.9 to Eldorado’s Form 8-k filed with the Securities and Exchange Commission on February 13, 2012.

10.36	Amendment to Commercial Loan Agreement with ANB Bank, dated December 11, 2013.	Incorporated by reference to Exhibit 10.36 to Eldorado’s Form 10-Q filed with the Securities and Exchange Commission on February 14, 2014.

23.1	Consent of EKS&H LLLP	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101**
Financial Statements from the Annual Report on Form 10-K of Eldorado Artesian Springs for the year ended March 31, 2014, formatted in XBRL: (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Stockholders Equity; (iv) Statements of Cash Flow; and (iv) Notes to Financial Statements
Filed herewith

*        Management contract or compensatory plan

**        In accordance with Rule 406T of Regulation ST, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELDORADO ARTESIAN SPRINGS, INC.

Dated: June 27, 2014	By:	/s/ Douglas A. Larson
Douglas A. Larson,
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ Douglas A. Larson	June 27, 2014
Douglas A. Larson,
President and Director

/s/ Cathleen Shoenfeld	June 27, 2014
Cathleen Shoenfeld,
Chief Financial Officer, Chief Accounting Officer
(Principal Financial and Accounting Officer), Secretary

/s/ Jeremy S. Martin	June 27, 2014
Jeremy S. Martin,
Vice-President and Director

/s/ Kevin M. Sipple	June 27, 2014
Kevin M. Sipple,
Director

/s/ J. Ross Colbert	June 27, 2014
J. Ross Colbert,
Director