Form 10-Q
period 2014-06-30
ELDORADO ARTESIAN SPRINGS INC
filed 2014-08-14
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  On August 13, 2014 there were 6,036,091 shares of the registrant’s common stock, $.001 par value, outstanding.

ELDORADO ARTESIAN SPRINGS, INC.
FORM 10-Q

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets

	June 30, 2014	March 31, 2014
	(Unaudited)
Current assets
Cash	$783,679	$674,459
Accounts receivable - trade, net	1,464,199	1,321,330
Inventories	370,734	377,907
Income tax receivable	-	57,358
Prepaid expenses and other	41,828	26,158
Deferred tax asset	29,648	29,648
Total current assets	2,690,088	2,486,860
Non-current assets
Property, plant and equipment, net	3,820,077	3,822,386
Investments	361,196	361,196
Water rights, net	71,675	71,675
Deposits	17,204	92,204
Other, net	121,314	125,482
Total non-current assets	4.391,466	4.472,943
Total assets	$7,081,554	$6,959,803

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$613,562	$452,494
Accrued expenses	213,111	361,026
Income taxes payable	21,112	-
Customer deposits	106,986	107,191
Current portion of capital lease obligations	83,366	82,508
Current portion of long-term debt	187,265	189,042
Total current liabilities	1,225,402	1,192,261
Non-current liabilities
Deferred tax liability	59,151	59,151
Capital lease obligations, less current portion	52,699	73,462
Long-term debt, less current portion	3,877,832	3,924,839
Total non-current liabilities	3,989,682	4,057,452
Total liabilities	5,215,084	5,249,713
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,036,091 issued and outstanding	6,036	6,036
Additional paid-in capital	1,693,738	1,693,738
Retained Earnings	166,696	10,316
Total stockholders' equity	1,866,470	1,710,090
Total liabilities and stockholders' equity	$7,081,554	$6,959,803

See notes to financial statements.

Unaudited Statements of Operations

	For the Three Months Ended
	June 30,
	2014	2013
Revenues
Water and related	$3,105,480	$2,784,275
Resort operations	50,498	56,818
Total revenues	3,155,978	2,841,093
Cost of goods sold	797,244	759,454
Gross profit	2,358,734	2,081,639
Operating expenses
Salaries and related expenses	1,064,588	895,489
Administrative and general	559,176	592,704
Delivery	256,034	238,858
Advertising and promotions	47,938	52,062
Depreciation and amortization	142,258	133,578
Total operating expenses	2,069,994	1,912,691
Income from operations	288,740	168,948
Other income (expense)
Interest income	249	639
Interest expense	(54,139)	(59,985)
Total other expense	(53,890)	(59,346)
Income before income taxes	234,850	109,602
Income tax expense
Current	(78,470)	(8,733)
Deferred	-	(30,067)
Total income tax expense	(78,470)	(38,800)
Net income available to common shareholders	$156,380	$70,802
Basic and diluted weighted average common shares outstanding	6,036,091	6,036,091
Basic and diluted income per common share	$0.03	$0.01
Diluted weighted average common shares outstanding	6,037,341	6,036,091
Diluted income per common share	$0.03	$0.01

See notes to financial statements

Unaudited Statements of Cash Flows

	Three Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net income	$156,380	$70,802
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	142,257	133,578
Deferred income tax expense	-	30,067
Changes in certain assets and liabilities
Accounts receivable	(142,869)	(218,316)
Inventories	7,173	(9,299)
Prepaid expenses and other	58,881	(22,553)
Accounts payable	161,068	121,522
Accrued expenses	(147,915)	(98,618)
Income taxes payable (receivable)	78,470	(8,767)
Customer deposits	(205)	246
Net cash provided by (used in) operating activities	313,240	(1,338)
Cash flows from investing activities
Purchases of property and equipment	(135,331)	(62,183)
Net cash flows used in investing activities	(135,331)	(62,183)

Cash flows from financing activities
Payments on long-term debt and capital leases	(68,689)	(55,696)
Borrowings on long-term obligations	-	18,919
Net cash flows used in financing activities	(68,689)	(36,777)

Net increase (decrease) in cash	109,220	(100,298)

Cash — beginning of period	674,459	480,546

Cash — end of period	$783,679	$380,248

Supplemental disclosures of cash flow information:

Cash paid for interest for the three months ended June 30, 2014 and June 30, 2013 was $54,139 and $59,985, respectively.

Cash paid for income taxes for the three months ended June 30, 2014 and June 30, 2013 was $0 and $17,500, respectively.

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

In the opinion of management, the consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015.

These statements should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.  The accounting policies used in preparing these financial statements are the same as those described in our Form 10-K.

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

Note 2 - Stockholders' Equity

Stock Option Plans

The Company has a qualified stock plan, the 2008 Incentive Stock Plan, pursuant to which 2,000,000 shares were reserved for issuance.  As of June 30, 2014, 1,950,000 shares were available for future grant.  Additionally, the Company previously had a qualified stock plan, the 1997 Stock Option Plan, which expired in 2007, pursuant to which 875,000 shares were reserved for issuance and, as of June 30, 2014, 40,000 shares were reserved for issuance pursuant to outstanding grants and no shares were available for future grant as the plan has expired.  The 2008 Incentive Stock Plan and the 1997 Stock Option Plan are referred to herein as the Plans.  The shares issuable pursuant to awards granted thereunder are registered on Form S-8 with the Securities and Exchange Commission.  The Plans provide for the grant of options and other equity based awards to employees, directors and consultants of the Company and are administered by the Company’s Board of Directors. None of the options are held by any officers or directors of the Company.

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

Note 4 – Commitments

Line of Credit

The Company has a line of credit with ANB Bank in the amount of $750,000. As of June 30, 2014, the Company did not have a balance due outstanding on the line of credit. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at prime plus 1% with a minimum rate of 5.5%. The borrowing base was $750,000 as of June 30, 2014. The line includes certain reporting and financial covenants, is cross-collateralized by accounts receivable and inventory and is guaranteed by two Company executives who are also directors of the Company: Doug Larson, President, and Jeremy Martin., Vice President of Marketing, and Kevin Sipple, director and former Vice President of Operations. The line has a maturity date of December 27, 2014.

Notes Payable

The Company has a note payable with ANB Bank. The note bears interest at a fixed rate of 5.0%. The loan is payable at a rate of $17,690 per month, which includes principal and interest. A single “balloon payment” of the entire unpaid balance of principal and interest will be due on February 2, 2022. The Company has a note payable obtained from the Small Business Administration (“SBA). The SBA loan bears interest at a fixed rate of 4.951% for its full 20 year term and is payable at a rate of $10,089 per month until maturity on April 1, 2032.

The above loans are secured by substantially all of the assets of the Company, including the real estate in Eldorado Springs and Louisville, Colorado. The loan agreements specify events of default customary to facilities of their type, including any non-payment of principal, interest or other amounts, misrepresentation of representations and warranties, violation of covenants, certain events of bankruptcy or insolvency, certain material judgments, seizure of assets, or other material adverse changes. Upon the occurrence of an event of default, the payments by the Company of all of its outstanding obligations may be accelerated, and the commitments under the loan agreements may be terminated by the respective lender. The loans are guaranteed by Messrs. Larson, Martin and Sipple. The loan agreements also include certain performance and reporting covenants.

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

Overview

Eldorado Artesian Springs, Inc. is a Colorado based company that is primarily involved in the bottling and marketing of natural artesian spring water. The spring is located in the foothills of the Colorado Rocky Mountains and is surrounded by thousands of acres of state and city park land. The water rises up through many layers of sandstone under its own artesian pressure. Currently, the Company’s operations consist of its home/commercial delivery business (5 and 3 gallon bottles) and its one gallon and PET (polyethylene terephthalate, a premium clear plastic container) consumer business. The Company also has an organic vitamin charged spring water that is distributed locally off of the Company’s vehicles as well as to regional distribution facilities. The Company’s business includes the sales and rental of filtration and coffee dispensing equipment as well as the sale of coffee. During the summer months, the Company owns and operates a public swimming pool on its property and rents out a single-family home on the property year round.

The Company’s headquarters and bottling facility consists of a total of approximately 40,000 square feet in Louisville, Colorado. The water is transported to the facility in stainless steel tanker trucks. Once at the bottling plant, the water is then transferred into stainless steel holding tanks until it is used for bottling.

Results of Operations

Performance Overview – Recent Trends

For the three months ended June 30, 2014, the Company reported an increase in overall revenue of 11.1%. The increase in revenue was primarily due to overall increase in unit volumes across all categories. The number of home and office accounts increased for the interim period ended June 30, 2014 and the total units for many products increased to retail establishments.

The Company continues to utilize advertising and promotional budgets to help promote various products. The Company has been pursuing ways to offer more sizes of the products off of our own delivery vehicles to increase sales to existing customers.

Overall operating expenses increased 8.2% for the three months ended June 30, 2014 as compared to the same period ended June 30, 2013. Operating expenses decreased from 67.3% of sales for the three months ended June 30, 2013 to 65.6% of sales for the three months ended June 30, 2014.

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues

Revenues for the three months ended June 30, 2014 were $3,155,978 compared to $2,841,093 for the same period ended June 30, 2013, an increase of 11.1%.

Revenues derived from products delivered to homes and offices which include 5 and 3 gallons bottles as well as the dispenser units were 55.4% of revenues and increased from $1,531,860 for the three months ended June 30, 2013 to $1,748,027 for the three months ended June 30, 2014, an increase of $216,167 or 14.1%.  Total unit sales of 5 and 3 gallon products increased by 11.1% while the average selling price increased 5.8%. Revenues from the rental of equipment used for home and office accounts increased from $130,049 for the three months ended June 30, 2013 to $171,786 for the three months ended June 30, 2014, an increase of $41,737 or 32.1%. The Company has increased its customer base and continues to attract new business through a variety of sales events and outside sales staff.

The filter rental and sales revenues decreased from $66,721 for the three months ended June 30, 2013 to $61,394 for the three months ended June 30, 2014, a decrease of $5,327 or 8%.  Revenues from sales of coffee, coffee equipment and accessories increased from $73,687 for the three months ended June 30, 2013 to $81,071 for the three months ended June 30, 2014, an increase of 10%.

Revenues from sales of the Company’s PET products (.5 liter to 1.5 liter sizes), including private label products, represented 17.2% of revenues for the three months ended June 30, 2014 and 17.6% of revenues for the three months ended June 30, 2013 or $542,379 and $499,055, respectively. This represented a year-over-year increase of 8.7%. Sales of the Company’s gallon size products accounted for 16.4% of revenues or $517,773 for the three months ended June 30, 2014 compared to 15.5% of revenues or $438,954 for the three months ended June 30, 2013, an increase of 18%.

Revenues from sales of the Company's organic vitamin charged spring water were $38,060 for the three months ended June 30, 2014 compared to $34,223 for the three months ended June 30, 2013, an increase of 11.2%.

Gross Profit/Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2014 was $797,244, or 25.3% of revenues, compared to $759,454 or 26.7% of revenues for the three months ended June 30, 2013. Gross profit was $2,358,734, or 74.7% of revenues for the three months ended June 30, 2014 and $2,081,639 or 73.3% of revenues for the three months ended June 30, 2013. Overall, gross profit increased 13.3% for the three months ended June 30, 2014.

Cost of goods sold related to 5 and 3 gallon sales was $106,344, or 6.1% of revenues for such products for the three months ended June 30, 2014, compared to $100,674, or 6.6% of revenues for such products for the three months ended June 30, 2013. Cost of goods for the Eldorado brand one gallon products was $286,403, or 55.3% of one gallon revenues for the three months ended June 30, 2014, compared to $251,003, or 57.2% of 1 gallon revenues for the three months ended June 30, 2013. Cost of goods sold for the PET products was $267,301, or 49.3% of revenues for the three months ended June 30, 2014, compared to $271,429, or 54.4% of PET revenues for the three months ended June 30, 2013.

Operating Expenses

Total operating expenses increased to $2,069,994 for the three months ended June 30, 2014 compared to $1,912,691 for the three months ended June 30, 2013, an increase of $157,303 or 8.2%. Of the total operating expenses, salaries and related expenses increased to $1,064,588 for the three months ended June 30, 2014, or 33.7% of revenues, from $895,489 for the three months ended June 30, 2013, or 31.5% of revenues.

Administrative and general expenses decreased by 5.7% to $559,176 as compared to $592,704 for the three months ended June 30, 2013 due in large part to additional costs incurred during the three months ended June 30, 2013 associated with the changes to our Augmentation Plan described in note 3 of our financial statements.

Delivery expenses increased from $238,858 for the three months ended June 30, 2013 to $256,034 for the three months ended June 30, 2014, an increase of 7.2%.

Advertising and promotion expenses decreased from $52,062 for the three months ended June 30, 2013 to $47,938 for the three months ended June 30, 2014, a decrease of 7.9%.  Advertising and promotion expenses were 1.5% and 1.8% of revenues, respectively for the three months ended June 30, 2014 and 2013.

Depreciation and amortization increased from $133,578 for the three months ended June 30, 2013 to $142,258 for the three months ended June 30, 2014, an increase of 6.5%. Depreciation and amortization was 4.5% of revenues for the three months ended June 30, 2014 compared to 4.7% of revenues for the three months ended June 30, 2013.

Interest, Taxes, Other Income and Other Expenses

Other income and expense for the three months ended June 30, 2014, decreased 9.2% to $53,890 as compared to $59,346 for the three months ended June 30, 2013 due to lower interest rates under the SBA Loan Agreement.

For the three months ended June 30, 2014, the Company recorded income tax expense of $78,470 against our pretax income of $234,850. For the three months ended June 30, 2013, the Company recorded income tax expense of $38,800 against our pretax income of $109,602.

The Company had a net income after taxes of $156,380 for the three months ended June 30, 2014 compared to a net income after taxes of $70,802 for the three months ended June 30, 2013.

Liquidity and Capital Resources

Trade accounts receivable for the three months ended June 30, 2014 were 10.8% more than at year ended March 31, 2014.  This resulted from the increase in revenues for the three months ended June 30, 2014.  Days outstanding were approximately 42 days for both June 30, 2014 and March 31, 2014. In February 2014, the Company implemented a new customer relations management (CRM) system. During the implementation there was a delay in billing the customers which resulted in an increase in the accounts receivable balance as of June 30, 2014. The Company expects billing schedules to return to normal resulting in days sales outstanding returning to previous levels.

Cash flows from operating activities had a net inflow of $313,240 for the three months ended June 30, 2014. The cash provided by operating activities represents an increase of $314,578 from the three months ended June 30, 2013. The largest reconciling items between net income and net cash flow from operations were the $161,068 of accounts payable and $147,915 of accrued expenses.

Cash flows from investing activities resulted in a net outflow of $135,331 for the three months ended June 30, 2014.  This total represents expenditures on equipment for electric water coolers, filtration equipment and coffee dispensing equipment that are rented to delivery customers.

Cash flows from financing activities resulted in a net outflow of $68,689 for the three months ended June 30, 2014 for payments made on long-term obligations.

The Company’s cash balance at June 30, 2014 increased to $783,679 by a net amount of $109,220 from $674,459 at March 31, 2014.

The Company has a note payable with ANB Bank. The note bears interest at a fixed rate of 5.0%. The loan is payable at a rate of $17,690 per month, which includes principal and interest. A single “balloon payment: of the entire unpaid balance of principal and interest will be due on February 2, 2022. The Company has a note payable obtained from the Small Business Administration (“SBA). The SBA loan bears interest at a fixed rate of 4.951% for its full 20 year term and is payable at a rate of $10,089 per month until maturity on April 1, 2032.

The above loans are secured by substantially all of the assets of the Company, including the real estate in Eldorado Springs and Louisville, Colorado. The loan agreements specify events of default customary to facilities of their type, including any non-payment of principal, interest or other amounts, misrepresentation of representations and warranties, violation of covenants, certain events of bankruptcy or insolvency, certain material judgments, seizure of assets, or other material adverse changes. Upon the occurrence of an event of default, the payments by the Company of all of its outstanding obligations may be accelerated, and the commitments under the loan agreements may be terminated by the respective lender. The loans are guaranteed by the same two Company executives who are also directors of the Company and one other director of the Company. The loan agreements also include certain performance and reporting covenants.

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

Our principal executive officer and principal financial officer, in consultation with EKS&H LLLP, our independent registered public accounting firm, identified a control deficiency that they believed constituted a material weakness in our internal control over financial reporting. The material weakness related to our lack of technical expertise regarding complex accounting matters associated with certain income tax calculations. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission. Our management believes that this material weakness did not impact the reliability of our financial statements for the quarter ended June 30, 2014.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ELDORADO ARTESIAN SPRINGS, INC.

Date: August 14, 2014	By:	/s/ Douglas A. Larson
Douglas A. Larson
President
(Principal Executive Officer)

Date: August 14, 2014		/s/ Cathleen Shoenfeld
Cathleen Shoenfeld
Chief Financial Officer
(Principal Financial and Accounting Officer)

ELDORADO ARTESIAN SPRINGS, INC.

Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2014
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