Form 10-Q
period 2014-09-30
ELDORADO ARTESIAN SPRINGS INC
filed 2014-11-13
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  On November 12, 2014 there were 6,036,091 shares of the registrant’s common stock, $.001 par value, outstanding.

ELDORADO ARTESIAN SPRINGS, INC.
FORM 10-Q

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets

	September 30, 2014	March 31, 2014
	(Unaudited)
Current assets
Cash	$890,090	$674,459
Accounts receivable - trade, net	1,541,077	1,321,330
Inventories	417,427	377,907
Income tax receivable	-	57,358
Prepaid expenses and other	38,617	26,158
Deferred tax asset	29,648	29,648
Total current assets	2,916,859	2,486,860
Non-current assets
Property, plant and equipment, net	3,747,634	3,822,386
Investments	361,196	361,196
Water rights, net	71,675	71,675
Deposits	20,384	92,204
Other, net	117,147	125,482
Total non-current assets	4.318,036	4.472,943
Total assets	$7,234,895	$6,959,803
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$469,267	$452,494
Accrued expenses	334,868	361,026
Income taxes payable	94,412	-
Customer deposits	105,005	107,191
Current portion of capital lease obligations	74,466	82,508
Current portion of long-term debt	185,734	189,042
Total current liabilities	1,263,752	1,192,261
Non-current liabilities
Deferred tax liability	59,151	59,151
Capital lease obligations, less current portion	41,222	73,462
Long-term debt, less current portion	3,834,557	3,924,839
Total non-current liabilities	3,934,930	4,057,452
Total liabilities	5,198,682	5,249,713
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,036,091 issued and outstanding	6,036	6,036
Additional paid-in capital	1,693,738	1,693,738
Retained Earnings	336,439	10,316
Total stockholders' equity	2,036,213	1,710,090
Total liabilities and stockholders' equity	$7,234,895	$6,959,803

See notes to financial statements.

Unaudited Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue
Water and related	$3,360,845	$3,066,821	$6,466,325	$5,851,096
Resort operations	119,883	113,768	170,381	170,586
Net revenue	3,480,728	3,180,589	6,636,706	6,021,682

Cost of goods sold	962,877	901,663	1,760,121	1,661,117

Gross profit	2,517,851	2,278,926	4,876,585	4,360,565

Operating expenses
Salaries and related	1,129,469	993,407	2,194,057	1,888,896
Administrative and general	554,233	489,799	1,113,409	1,082,503
Delivery	290,844	232,191	546,878	471,049
Advertising and promotions	101,768	105,301	149,706	157,363
Depreciation and amortization	143,509	125,225	285,767	258,803
	2,219,823	1,945,923	4,289,817	3,858,614

Operating income	298,028	333,003	586,768	501,951

Other income (expense)
Interest income	450	450	699	1,089
Interest expense	(55,435)	(63,852)	(109,574)	(123,837)
	(54,985)	(63,402)	(108,875)	(122,748)

Net income before provision for income taxes	243,043	269,601	477,893	379,203

Income tax (expense) benefit
Current	(73,300)	(79,094)	(151,770)	(87,827)
Deferred	-	(14,106)	-	(44,173)
	(73,300)	(93,200)	(151,770)	(132,000)

Net income	$169,743	$176,401	$326,123	$247,203

Basic common shares outstanding	6,036,091	6,036,091	6,036,091	6,036,091

Basic income per common share	$0.03	$0.03	$0.05	$0.04

Diluted weighted average common shares	6,048,482	6,036,091	6,048,482	6,036,091

Diluted income per common share	$0.03	$0.03	$0.05	$0.04

See notes to financial statements.

Unaudited Statements of Cash Flows

	Six Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net income	$326,123	$247,203
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	285,767	258,803
Deferred income tax expense	-	(44,173)
Changes in certain assets and liabilities
Accounts receivable	(219,747)	(232,024)
Inventories	(39,520)	(36,735)
Prepaid expenses and other	58,461	(7,674)
Accounts payable	16,773	162,243
Accrued expenses	(26,158)	17,319
Income taxes payable (receivable)	151,770	(6,673)
Customer deposits	(2,186)	4,752
Net cash provided by operating activities	551,283	451,387
Cash flows from investing activities
Purchases of property and equipment	(201,780)	(204,557)
Net cash flows used in investing activities	(201,780)	(204,557)

Cash flows from financing activities
Payments on long-term debt and capital leases	(133,872)	(116,085)
Borrowings on long-term obligations	-	18,919
Net cash flows used in financing activities	(133,872)	(97,166)

Net increase (decrease) in cash	215,631	(149,664)

Cash — beginning of period	674,459	480,546

Cash — end of period	$890,090	$630,210

Supplemental disclosures of cash flow information:

Cash paid for interest for the six months ended September 30, 2014 and September 30, 2013 was $109,574 and $123,837, respectively.

Cash paid for income taxes for the six months ended September 30, 2014 and September 30, 2013 was $0 and $94,500, respectively.

The Company acquired $81,683 in fixed assets through capital leases during the six months ended September 30, 2013.

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

In the opinion of management, the consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the six months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015.

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

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that are not expected to be realized based on available evidence. As of March 31, 2013, net operating losses in the amount of approximately $590,000 for state taxes begin to expire in 2028.

Note 2 - Stockholders' Equity

Stock Option Plans

The Company has a qualified stock plan, the 2008 Incentive Stock Plan, pursuant to which 2,000,000 shares were reserved for issuance.  As of September 30, 2014, 1,950,000 shares were available for future grant.  Additionally, the Company previously had a qualified stock plan, the 1997 Stock Option Plan, which expired in 2007, pursuant to which 875,000 shares were reserved for issuance and, as of September 30, 2014, 38,000 shares were reserved for issuance pursuant to outstanding grants and no shares were available for future grant as the plan has expired.  The 2008 Incentive Stock Plan and the 1997 Stock Option Plan are referred to herein as the Plans.  The shares issuable pursuant to awards granted thereunder are registered on Form S-8 with the Securities and Exchange Commission.  The Plans provide for the grant of options and other equity based awards to employees, directors and consultants of the Company and are administered by the Company’s Board of Directors. None of the options are held by any officers or directors of the Company.

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

Note 4 – Commitments

Line of Credit

The Company has a line of credit with ANB Bank in the amount of $750,000. As of September 30, 2014, the Company did not have a balance outstanding on the line of credit. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at prime plus 1% with a minimum rate of 5.5%. The borrowing base was $750,000 as of September 30, 2014. The line includes certain reporting and financial covenants, is cross-collateralized by accounts receivable and inventory and is guaranteed by two Company executives who are also directors of the Company: Doug Larson, President, and Jeremy Martin, Vice President of Marketing, and by Kevin Sipple, former Vice President of Operations. The line has a maturity date of December 27, 2014.

Notes Payable

The Company has a note payable with ANB Bank. The note bears interest at a fixed rate of 5.0%. The loan is payable at a rate of $17,700 per month, which includes principal and interest. A single “balloon payment” of the entire unpaid balance of principal and interest will be due on February 2, 2022. The Company has a note payable obtained from the Small Business Administration (“SBA). The SBA loan bears interest at a fixed rate of 4.951% for its full 20 year term and is payable at a rate of $10,089 per month until maturity on April 1, 2032.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties that might adversely affect the Company's operating results in the future in a material way.  Such risks and uncertainties include but are not limited to the following: availability of debt and equity financing, unavailability of sufficient water to meet our customer’s demands, inability to purchase additional water rights, the exercise of senior calls of water rights, interest rate fluctuations, effects of regional economic and market conditions, labor and marketing costs, operating costs, packaging costs, intensity of competition, inability to adequately address and strengthen our internal controls over financial reporting, and legal claims.

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

Results of Operations

Performance Overview – Recent Trends

For the six months ended September 30, 2014, the Company reported an increase in overall revenue of 10.2%. The increase in revenue was primarily due to overall increase in unit volumes across all categories. The number of home and office accounts increased for the interim period ended September 30, 2014 and the total units for many products increased to retail establishments.

The Company continues to utilize advertising and promotional budgets to help promote various products. The Company has been pursuing ways to offer more sizes of the products off of our own delivery vehicles to increase sales to existing customers.

Overall operating expenses increased 11.2% for the six months ended September 30, 2014 as compared to the same period ended September 30, 2013. Operating expenses increased from 64.1% of sales for the six months ended September 30, 2013 to 64.6% of sales for the six months ended September 30, 2014 due to the increase in overall revenues.

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

Three and Six Months Ended September 30, 2014 Compared to Three and Six Months Ended September 30, 2013

Revenues

Revenues for the six months ended September 30, 2014 were $6,636,706 compared to $6,021,682 for the same period ended September 30, 2013, an increase of 10.2%. Revenues for the three months ended September 30, 2014 were $3,480,728 compared to $3,180,589 for the same period ended September 30, 2013, an increase of 9.4%.

Revenues derived from products delivered to homes and offices which include 5 and 3 gallons bottles as well as the dispenser units were 53.9% of revenues and increased from $3,187,539 for the six months ended September 30, 2013 to $3,579,707 for the six months ended September 30, 2014, an increase of $392,167 or 12.3%.  Revenues from the rental of equipment used for home and office accounts increased from $267,759 for the six months ended September 30, 2013 to $341,025 for the six months ended September 30, 2014, an increase of $73,266 or 27.4%. The Company has increased its customer base and continues to attract new business through a variety of sales events and outside sales staff.

The filter rental and sales revenues decreased from $134,438 for the six months ended September 30, 2013 to $126,455 for the six months ended September 30, 2014, a decrease of or 5.9%.  Revenues from sales of coffee, coffee equipment and accessories increased from $144,636 for the six months ended September 30, 2013 to $158,360 for the six months ended September 30, 2014, an increase of 9.5%. The Company continues to add more varieties of coffee to compete with other distributors.

Revenues from sales of the Company’s PET products (.5 liter to 1.5 liter sizes), including private label products, represented 18.4% of revenues for the six months ended September 30, 2014 and 17.8% of revenues for the six months ended September 30, 2013 or $1,222,188 and $1,074,774, respectively. This represented a year-over-year increase of 12.1%. Sales of the Company’s gallon size products accounted for 15.9% of revenues or $1,056,630 for the six months ended September 30, 2014 compared to 15.7% of revenues or $946,008 for the six months ended September 30, 2013, an increase of 11.7%.

Revenues from sales of the Company's organic vitamin charged spring water were $75,774 for the six months ended September 30, 2014 compared to $81,582 for the six months ended September 30, 2013, a decrease of 7.1%. The decrease in sales was due to the timing of promotional deal periods for our distributors resulting in various buying patterns throughout the year. Quarterly fluctuations such as this are typical and will likely continue.

Gross Profit/Cost of Goods Sold

Cost of goods sold for the six months ended September 30, 2014 were $1,760,121, or 26.5% of revenues, compared to $1,661,117, or 27.6% of revenues for the six months ended September 30, 2013. Gross profit was $4,360,565 or 72.4% of revenues for the six months ended September 30, 2013 and $4,876,585 or 73.5% of revenues for the six months ended September 30, 2014. Overall, gross profit increased 11.8% for the six months ended September 30, 2014.

Cost of goods sold related to 5 and 3 gallon sales were $251,887, or 7% of revenues for the six months ended September 30, 2014, compared $221,133, or 6.9% of revenues for the six months ended September 30, 2013. Cost of goods for the Eldorado brand one gallon products were $596,039, or 56.4% of one gallon revenues for the six months ended September 30, 2014, compared to $541,435, or 57.2% of one gallon revenues for the six months ended September 30, 2013. Cost of goods sold for the PET products were $620,347, or 50.8% of revenues for the six months ended September 30, 2014, compared to 576,747, or 53.7% of revenues for the six months ended September 30, 2013.

Operating Expenses

Total operating expenses increased to $4,289,817 for the six months ended September 30, 2014 compared to $3,858,614 for the six months ended September 30, 2013, an increase of $431,203 or 11.2%. Of the total operating expenses, salaries and related expenses increased to $2,194,057 for the six months ended September 30, 2013, or 33.1% of revenues, from $1,888,896 for the six months ended September 30, 2013, or 31.4% of revenues.

Administrative and general expenses increased by 2.9% to $1,113,409 as compared to $1,082,503 for the six months ended September 30, 2013.

Delivery expenses increased from $471,049 for the six months ended September 30, 2013 to $546,878 for the six months ended September 30, 2014, an increase of 16.1%.

Advertising and promotion expenses decreased from $157,363 for the six months ended September 30, 2013 to $149,706 for the six months ended September 30, 2014, a decrease of 4.9%.  Advertising and promotion expenses were 2.3% and 2.6% of revenues, respectively for the six months ended September 30, 2014 and 2013.

Depreciation and amortization increased from $258,803 for the six months ended September 30, 2013 to $285,767 for the six months ended September 30, 2014, an increase of 10.4%, due in large part to capital expenditures on equipment for electric water coolers, filtration equipment and coffee dispensing equipment that are rented to delivery customers.  Depreciation and amortization was 4.3% of revenues for the six months ended September 30, 2014 and the six months ended September 30, 2013.

Interest, Taxes, Other Income and Other Expenses

Interest expense for the six months ended September 30, 2014, decreased 11.5% to $109,574 as compared to $123,837 for the six months ended September 30, 2013 due to lower interest rates under the SBA Loan Agreement.

For the six months ended September 30, 2014, the Company recorded income tax expense of $151,770 against our pretax income of $477,893.

The Company had a net income after taxes of $326,123 for the six months ended September 30, 2014 compared to a net income after taxes of $247,203 for the six months ended September 30, 2013.

Liquidity and Capital Resources

Trade accounts receivable for the six months ended September 30, 2014 were 16.6% more than at year ended March 31, 2014.  This resulted from the increase in revenues for the six months ended September 30, 2014.  Days outstanding were approximately 42 days for both September 30, 2014 and March 31, 2014. In February 2014, the Company implemented a new customer relations management (CRM) system. During the implementation there was a delay in billing the customers which resulted in an increase in the accounts receivable balance as of September 30, 2014. The Company expects billing schedules to return to normal resulting in days sales outstanding returning to previous levels.

Cash flows from operating activities had a net inflow of $551,283 for the six months ended September 30, 2014. The cash provided by operating activities represents an increase of $99,896 from the six months ended September 30, 2013. The largest reconciling items between net income and net cash flow from operations were the $219,747 increase in accounts receivable and $285,767 of depreciation and amortization.

Cash flows from investing activities resulted in a net outflow of $201,780 for the six months ended September 30, 2014.  This total represents expenditures on equipment for electric water coolers, filtration equipment and coffee dispensing equipment that are rented to delivery customers.

Cash flows from financing activities resulted in a net outflow of $133,872 for the six months ended September 30, 2014 for payments made on long-term obligations.

The Company’s cash balance at September 30, 2014 increased to $890,090 by a net amount of $215,631 from $674,459 at March 31, 2014.

The Company has a note payable with ANB Bank. The note bears interest at a fixed rate of 5.0%. The loan is payable at a rate of $17,700 per month, which includes principal and interest. A single “balloon payment: of the entire unpaid balance of principal and interest will be due on February 2, 2022. The Company has a note payable obtained from the Small Business Administration (“SBA). The SBA loan bears interest at a fixed rate of 4.951% for its full 20 year term and is payable at a rate of $10,089 per month until maturity on April 1, 2032.

The above loans are secured by substantially all of the assets of the Company, including the real estate in Eldorado Springs and Louisville, Colorado. The loan agreements specify events of default customary to facilities of their type, including any non-payment of principal, interest or other amounts, misrepresentation of representations and warranties, violation of covenants, certain events of bankruptcy or insolvency, certain material judgments, seizure of assets, or other material adverse changes. Upon the occurrence of an event of default, the payments by the Company of all of its outstanding obligations may be accelerated, and the commitments under the loan agreements may be terminated by the respective lender. The loans are guaranteed by the same two Company executives who are also directors of the Company and a previous director and officer of the Company. The loan agreements also include certain performance and reporting covenants.

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

Our principal executive officer and principal financial officer, in consultation with EKS&H LLLP, our independent registered public accounting firm, identified a control deficiency that they believed constituted a material weakness in our internal control over financial reporting. The material weakness related to our lack of technical expertise regarding complex accounting matters associated with certain income tax calculations. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission. Our management believes that this material weakness did not impact the reliability of our financial statements for the quarter ended September 30, 2014.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ELDORADO ARTESIAN SPRINGS, INC.

Date: November 13, 2014	By:	/s/ Douglas A. Larson
Douglas A. Larson
President
(Principal Executive Officer)

Date: November 13, 2014	By:	/s/ Cathleen Shoenfeld
Cathleen Shoenfeld
Chief Financial Officer
(Principal Financial and Accounting Officer)

ELDORADO ARTESIAN SPRINGS, INC.

Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2014
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