Form 10-Q
period 2014-12-31
ELDORADO ARTESIAN SPRINGS INC
filed 2015-02-17
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  On February 13, 2015 there were 6,036,091 shares of the registrant’s common stock, $.001 par value, outstanding.

ELDORADO ARTESIAN SPRINGS, INC.
FORM 10-Q

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets

	December 31, 2014	March 31, 2014
	(unaudited)
Assets
Current assets
Cash	$900,959	$674,459
Accounts receivable - trade, net	1,401,240	1,321,330
Inventories	419,366	377,907
Income tax receivable	-	57,358
Prepaid expenses and other	62,644	26,158
Deferred tax asset	29,648	29,648
Total current assets	2,813,857	2,486,860
Non-current assets
Property, plant and equipment, net	3,821,455	3,822,386
Investments	361,196	361,196
Water rights, net	71,675	71,675
Deposits	20,384	92,204
Other, net	110,145	125,482
Total non-current assets	4,384,855	4,472,943
Total assets	$7,198,712	$6,959,803
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$303,475	$452,494
Accrued expenses	282,568	361,026
Income taxes payable	152,642	-
Customer deposits	137,770	107,191
Current portion of capital lease obligations	129,264	82,508
Current portion of long-term debt	142,510	189,042
Total current liabilities	1,148,229	1,192,261
Non-current liabilities
Deferred tax liability	59,151	59,151
Capital lease obligations, less current portion	113,377	73,462
Long-term debt, less current portion	3,762,930	3,924,839
Total non-current liabilities	3,935,458	4,057,452
Total liabilities	5,083,687	5,249,713
Commitments and contingency
Stockholders' equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,036,091 issued and outstanding	6,036	6,036
Additional paid-in capital	1,693,738	1,693,738
Retained Earnings	415,251	10,316
Total stockholders' equity	2,115,025	1,710,090
Total liabilities and stockholders' equity	$7,198,712	$6,959,803

See notes to financial statements.

Unaudited Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenue
Water and related	$2,971,685	$2,582,034	$9,438,010	$8,433,130
Resort operations	-	-	170,381	170,586
Net revenue	2,971,685	2,582,034	9,608,391	8,603,716

Cost of goods sold	701,668	549,360	2,461,789	2,210,477

Gross profit	2,270,017	2,032,674	7,146,602	6,393,239

Operating expenses
Salaries and related	1,052,225	902,837	3,246,282	2,791,733
Administrative and general	555,949	443,922	1,669,358	1,527,095
Delivery	288,149	256,656	835,027	727,705
Advertising and promotions	40,779	41,220	190,485	198,583
Depreciation and amortization	144,844	125,282	430,611	383,415
	2,081,946	1,769,917	6,371,763	5,628,531

Operating income	188,071	262,757	774,839	764,708

Other income (expense)
Interest income	460	442	1,159	1,531
Interest expense	(51,489)	(58,371)	(161,063)	(182,208)
	(51,029)	(57,929)	(159,904)	(180,677)

Net income before provision for income taxes	137,042	204,828	614,935	584,031

Income tax expense
Current	(58,230)	(80,000)	(210,000)	(167,827)
Deferred	-	(10,000)	-	(54,173)
	(58,230)	(90,000)	(210,000)	(222,000)

Net income	$78,812	$114,828	$404,935	$362,031

Basic common shares outstanding	6,036,091	6,036,091	6,036,091	6,036,091

Basic income per common share	$0.01	$0.02	$0.07	$0.06

Diluted weighted average common shares	6,036,369	6,036,091	6,036,369	6,036,091

Diluted income per common share	$0.01	$0.02	$0.07	$0.06

Unaudited Statements of Cash Flows

	Nine Months Ended
	December 31,
	2014	2013
Cash flows from operating activities
Net income	$404,935	$362,031
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	430,611	383,415
Stock based compensation	-	-
Deferred income tax expense	-	54,173
Changes in certain assets and liabilities
Accounts receivable	(79,910)	(139,474)
Inventories	(41,459)	(6,695)
Prepaid expenses and other	36,819	(17,561)
Accounts payable	(149,019)	(10,600)
Accrued expenses	(78,458)	(10,624)
Income taxes payable	210,000	23,327
Customer deposits	30,579	737
Net cash provided by operating activities	764,098	638,729
Cash flows from investing activities
Purchases of property and equipment	(316,479)	(369,208)
Net cash flows used in investing activities	(316,479)	(369,208)

Cash flows from financing activities
Payments on long-term debt and capital leases	(221,119)	(175,931)
Borrowings on long-term obligations	-	18,919
Net cash flows used in financing activities	(221,119)	(157,012)

Net increase in cash	226,500	112,509

Cash — beginning of period	674,459	480,546

Cash — end of period	$900,959	$593,055

Supplemental disclosures of cash flow information:

Cash paid for interest for the nine months ended December 31, 2014 and December 31, 2013 was $161,063 and $182,208, respectively.

Cash paid for income taxes for the nine months ended December 31, 2014 and December 31, 2013 was $0 and $144,500, respectively.

The Company acquired $99,349 and $142,975 in fixed assets through capital leases during the nine months ended December 31, 2014 and 2013, respectively.

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

In the opinion of management, the consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the nine months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015.

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

Note 2 - Stockholders' Equity

Stock Option Plans

The Company has a qualified stock plan, the 2008 Incentive Stock Plan, pursuant to which 2,000,000 shares were reserved for issuance.  As of December 31, 2014, 1,950,000 shares were available for future grant and 50,000 options were outstanding.  Additionally, the Company previously had a qualified stock plan, the 1997 Stock Option Plan, which expired in 2007, pursuant to which 38,000 options were outstanding as of December 31, 2014. No shares were available for future grant as the plan has expired.  The 2008 Incentive Stock Plan and the 1997 Stock Option Plan are referred to herein as the Plans.  The shares issuable pursuant to awards granted thereunder are registered on Form S-8 with the Securities and Exchange Commission.  The Plans provide for the grant of options and other equity based awards to employees, directors and consultants of the Company and are administered by the Company’s Board of Directors.

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

Note 4 – Commitments

Line of Credit

The Company has a line of credit with ANB Bank in the amount of $750,000. As of December 31, 2014, the Company did not have a balance on the line of credit. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at prime plus 1% with a minimum rate of 5.5%. The borrowing base was $750,000 as of December 31, 2014. The line includes certain reporting and financial covenants, is cross-collateralized by accounts receivable and inventory and is guaranteed by two Company executives who are also directors of the Company. The line has a maturity date of December 27, 2015.

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

The above loans are secured by substantially all of the assets of the Company, including the real estate in Eldorado Springs and Louisville, Colorado. The loan agreements specify events of default customary to facilities of their type, including any non-payment of principal, interest or other amounts, misrepresentation of representations and warranties, violation of covenants, certain events of bankruptcy or insolvency, certain material judgments, seizure of assets, or other material adverse changes. Upon the occurrence of an event of default, the payments by the Company of all of its outstanding obligations may be accelerated, and the commitments under the loan agreements may be terminated by the respective lender. The loans are guaranteed by two Company executives who are also directors of the Company and a previous director and officer of the Company. The loan agreements also include certain performance and reporting covenants.

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

Results of Operations

Performance Overview – Recent Trends

For the nine months ended December 31, 2014, the Company reported an increase in overall revenue of 11.7%. The increase in revenue was primarily due to overall increase in unit volumes across all categories. The number of home and office accounts increased for the interim period ended December 31, 2014 and the total units for many products increased to retail establishments.

The Company continues to utilize advertising and promotional budgets to help promote various products. The Company has been pursuing ways to offer more sizes of the products off of our own delivery vehicles to increase sales to existing customers.

Overall operating expenses increased 13.2% for the nine months ended December 31, 2014 as compared to the same period ended December 31, 2013. Operating expenses increased from 65.4% of sales for the nine months ended December 31, 2013 to 66.3% of sales for the nine months ended December 31, 2014 due to the increase in overall revenues.

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

Three and Nine Months Ended December 31, 2014 Compared to Three and Nine Months Ended December 31, 2013

Revenues

Revenues for the nine months ended December 31, 2014 were $9,608,391 compared to $8,603,716 for the same period ended December 31, 2013, an increase of 11.7%. Revenues for the three months ended December 31, 2014 were $2,971,685 compared to $2,582,034 for the same period ended December 31, 2013, an increase of 15.1%.

Revenues derived from products delivered to homes and offices which include 5 and 3 gallons bottles as well as the dispenser units were 55% of revenues and increased from $4,703,553 for the nine months ended December 31, 2013 to $5,284,708 for the nine months ended December 31, 2014, an increase of $581,155 or 12.4%.  Total unit sales of 5 and 3 gallon products increased by 11.3% while the average selling price increased approximately 7.4%. Revenues from the rental of equipment used for home and office accounts increased from $408,161 for the nine months ended December 31, 2013 to $502,037 for the nine months ended December 31, 2014, an increase of $93,876 or 23%. The Company has increased its customer base and continues to attract new business through a variety of sales events and outside sales staff.

The filter rental and sales revenues decreased from $205,582 for the nine months ended December 31, 2013 to $201,928 for the nine months ended December 31, 2014, a decrease of 3,654 or 1.8%.  Revenues from sales of coffee, coffee equipment and accessories increased from $226,141 for the nine months ended December 31, 2013 to $239,574 for the nine months ended December 31, 2014, an increase of 5.9%. The Company continues to add more varieties of coffee to compete with other distributors.

Revenues from sales of the Company’s PET products (.5 liter to 1.5 liter sizes), including private label products, represented 17.7% of revenues for the nine months ended December 31, 2014 and 16.5% of revenues for the nine months ended December 31, 2013 or $1,701,609 and $1,417,558, respectively. This represented a year-over-year increase of 20%. Sales of the Company’s gallon size products accounted for 15.9% of revenues or $1,532,130 for the nine months ended December 31, 2014 compared to 15.6% of revenues or $1,341,263 for the nine months ended December 31, 2013, an increase of 14.2%.

Revenues from sales of the Company's organic vitamin charged spring water were $102,820 for the nine months ended December 31, 2014 compared to $112,144 for the nine months ended December 31, 2013, a decrease of 8.3%. The decrease in sales was due to the timing of promotional deal periods for our distributors resulting in various buying patterns throughout the year. Quarterly fluctuations such as this are typical and will likely continue.

Gross Profit/Cost of Goods Sold

Cost of goods sold for the nine months ended December 31, 2014 were $2,461,789, or 25.6% of revenues, compared to $2,210,477 or 25.7% of revenues for the nine months ended December 31, 2013. Gross profit was $6,393,239, or 74.3% of revenues for the nine months ended December 31, 2013 and $7,146,602 or 74.4% of revenues for the nine months ended December 31, 2014. Overall, gross profit increased 11.8% for the nine months ended December 31, 2014.

Cost of goods sold related to 5 and 3 gallon sales were $309,273, or 6.6% of revenues for such products for the nine months ended December 31, 2013, compared to $341,847, or 6.5% of revenues for such products for the nine months ended December 31, 2014. Cost of goods for the Eldorado brand one gallon products were $756,651, or 56.4% of one gallon revenues for the nine months ended December 31, 2013, compared to $846,841, or 55.3% of 1 gallon revenues for the nine months ended December 31, 2014. Cost of goods sold for the PET products were $757,624, or 53.4% of revenues for the nine months ended December 31, 2013, compared to $861,430, or 50.6% of PET revenues for the nine months ended December 31, 2014.

Operating Expenses

Total operating expenses increased to $6,371,763 for the nine months ended December 31, 2014 compared to $5,628,531 for the nine months ended December 31, 2013, an increase of $743,232 or 13.2%. Of the total operating expenses, salaries and related expenses increased to $3,246,282 for the nine months ended December 31, 2014, or 33.8% of revenues, from $2,791,733 for the nine months ended December 31, 2013, or 32.4% of revenues. Salaries and related expenses increased due to the increase headcount and commissions for the nine months ended December 31, 2014.

Administrative and general expenses increased by 9.3% to $1,669,358 for the nine months ended December 31, 2014 as compared to $1,527,095 for the nine months ended December 31, 2013. The Company incurred costs related to professional fees to help facilitate the implementation of new projects. The Company expects some of these costs will continue in the future.

Delivery expenses increased from $727,705 for the nine months ended December 31, 2013 to $835,027 for the nine months ended December 31, 2014, an increase of 14.7%. The Company maintains and leases additional vehicles to accommodate the increase in revenues and delivery customers.

Advertising and promotion expenses decreased from $198,583 for the nine months ended December 31, 2013 to $190,485 for the nine months ended December 31, 2014, a decrease of 4.1%.  Advertising and promotion expenses were 2% and 2.3% of revenues, respectively for the nine months ended December 31, 2014 and 2013.

Depreciation and amortization increased from $383,415 for the nine months ended December 31, 2013 to $430,611 for the nine months ended December 31, 2014, an increase of 12.3% due in large part to capital expenditures on equipment for electric water coolers, filtration equipment and coffee dispensing equipment that are rented to delivery customers. Depreciation and amortization was 4.5% of revenues for the nine months ended December 31, 2014 and the nine months ended December 31, 2013.

Interest, Taxes, Other Income and Other Expenses

Other income and expense for the nine months ended December 31, 2014, decreased 11.5% to $159,904 as compared to $180,677 for the nine months ended December 31, 2013 due to lower interest rates under the SBA Loan Agreement.

For the nine months ended December 31, 2014, the Company recorded income tax expense of $210,000 against our pretax income of $614,935.

The Company had a net income after taxes of $404,935 for the nine months ended December 31, 2014 compared to a net income after taxes of $362,031 for the nine months ended December 31, 2013.

Liquidity and Capital Resources

Cash flows from operating activities had a net inflow of $764,098 for the nine months ended December 31, 2014. The cash provided by operating activities represents an increase of $125,368 from the nine months ended December 31, 2013. The largest reconciling item between net income and net cash flow from operations was $430,611 of depreciation and amortization.  The change in operating activities is mainly attributed to increases in accounts receivable and income taxes payable and offset by decreases in accounts payable. The Company anticipates that cash flow from operations will be available to fund existing obligations for expected cash requirements over the next year.

Trade accounts receivable for the nine months ended December 31, 2013 were 6% more than at year ended March 31, 2014.  This resulted from the increase in revenues for the nine months ended December 31, 2014.  Days outstanding were approximately 39 days for December 31, 2014 and 42 days for March 31, 2014.

Cash flows from investing activities resulted in a net outflow of $316,479 for the nine months ended December 31, 2014.  This total represents expenditures on equipment for electric water coolers, filtration equipment and coffee dispensing equipment that are rented to delivery customers.

Cash flows from financing activities resulted in a net outflow of $221,119 for the nine months ended December 31, 2014 for payments made on long-term obligations. This decrease was attributable to decreases in payments on line of credit offset by increases on payments of long-term debt and capital leases.

The Company’s cash balance at December 31, 2014 increased to $900,959 by a net amount of $226,500 from $674,459 at March 31, 2014.

The Company has a line of credit with ANB Bank in the amount of $750,000. As of December 31, 2014, the Company did not have a balance on the line of credit. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at prime plus 1% with a minimum rate of 5.5%. The borrowing base was $750,000 as of December 31, 2014. The line includes certain reporting and financial covenants, is cross-collateralized by accounts receivable and inventory and is guaranteed by two company executives.  The line has a maturity date of December 27, 2015.

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

The above loans are secured by substantially all of the assets of the Company, including the real estate in Eldorado Springs and Louisville, Colorado. The loan agreements specify events of default customary to facilities of their type, including any non-payment of principal, interest or other amounts, misrepresentation of representations and warranties, violation of covenants, certain events of bankruptcy or insolvency, certain material judgments, seizure of assets, or other material adverse changes. Upon the occurrence of an event of default, the payments by the Company of all of its outstanding obligations may be accelerated, and the commitments under the loan agreements may be terminated by the respective lender. The loans are guaranteed by two Company executives who are also directors of the Company and a previous director and officer of the Company. The loan agreements also include certain performance and reporting covenants.

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

Our principal executive officer and principal financial officer, in consultation with EKS&H LLLP, our independent registered public accounting firm, identified a control deficiency that they believed constituted a material weakness in our internal control over financial reporting. The material weakness related to our lack of technical expertise regarding complex accounting matters associated with certain income tax calculations. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission. Our management believes that this material weakness did not impact the reliability of our financial statements for the quarter ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ELDORADO ARTESIAN SPRINGS, INC.

Date: February 17, 2015	By:	/s/ Douglas A. Larson
Douglas A. Larson
President
(Principal Executive Officer)

Date: February 17, 2015	By:	/s/ Cathleen Shoenfeld
Cathleen Shoenfeld
Chief Financial Officer
(Principal Financial and Accounting Officer)

ELDORADO ARTESIAN SPRINGS, INC.

Quarterly Report on Form 10-Q
for the Quarter Ended December 31, 2014
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