Form 10-K
period 2015-03-31
ELDORADO ARTESIAN SPRINGS INC
filed 2015-06-29
CIK 796124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,027,255.

As of June 29, 2015, the Issuer had a total of 6,036,091 shares of common stock, $.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Bottles used for the smaller packaging, typically in sizes 1.5 liters and smaller, are made of polyethylene terephthalate (PET), a premium clear plastic. These bottles are commonly referred to in the beverage industry as PET bottles. The PET market has been driven by manufacturers who sell their water in smaller, more portable sizes, which are sold at retail and intended to fit the active lifestyles of bottled water consumers. The PET category has been the driving force behind the explosive growth in bottled water consumption. It is the most competitive market, dominated by four of the largest food and beverage companies in the world.

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

The Company has reacted to consumer demands by adding additional products to its service and delivery operations. In order to handle competition from other companies, the Company added filtration products in July 2003. Currently, the Company services approximately 1,100 filter accounts.

In October 2005, the Company added coffee products and coffee equipment as products to be delivered off of existing route vehicles. The coffee is provided a few large coffee roasters utilizing their various coffee brands to be delivered by our employees. Coffee has been integrated into the Company’s current distribution channel and is a product that is counter-seasonal to water. The Company expects to continue to grow the coffee sector of the business.

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

Products

The Company is principally in the business of selling bottled artesian spring water.  Sales of the Company's water have historically been made by selling five gallon and three gallon bottles of water directly to homes and businesses, retail grocery stores and distributors located in Colorado. The Company also sells its water at wholesale to retail food stores (grocery chains), by packaging the water into smaller, more convenient sizes which are suitable for retail distribution. The Company rents coolers to customers to dispense the bottled water. The Company also rents and sells filtration equipment to customers for home and office accounts. The Company added coffee and coffee equipment to its product mix delivered to customers from route delivery vehicles. The coffee is packaged by Green Mountain Coffee Roasters and is delivered by the Company’s employees. The Company’s water bottling operation accounted for approximately 98.5% of the Company’s revenues for the fiscal year ended March 31, 2015. The Company also has a line of organic vitamin charged spring water. Additionally, in Eldorado Springs, the Company owns and operates a resort on its property during the summer months and rents a single-family home.

Sales and Distribution

Home/Commercial Delivery Business
Direct delivery of bottled water to homes and businesses has historically been the focus of the Company’s business. The Company’s bottled water delivery business primarily consists of the sale of five gallon and three gallon containers of water to customers who lease water dispensers from the Company.  The Company delivers these bottles directly to customers using trucks owned or leased by the Company.  The Company’s delivery sales are made primarily in the Denver/Boulder, Colorado metropolitan area (but also in selected other cities along the front range). As of March 31, 2015, the Company had approximately 17,500 active delivery accounts, and the delivery business currently accounts for roughly 60% of the Company's revenues. Of the five and three gallon accounts, approximately 50% were home accounts and 50% were commercial accounts.

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

Employees

As of March 31, 2015, the Company had 83 full-time employees. During the summer months, the Company employs approximately 14 seasonal employees for the operation of the pool.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price of Common Stock

The Company’s common stock is traded in the over-the-counter market on the OTC Bulletin Board (“OTCBB”) under the symbol “ELDO.”  Corporate Stock Transfer is the Company’s transfer agent and registrar, and is able to respond to inquiries from stockholders on its website: www.corporatestock.com or at its mailing address: 3200 Cherry Creek Drive South, Suite #430, Denver, CO 80209. The quotations presented below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The following table sets forth, for the periods shown, high and low sales prices of our common stock, as quoted by the OTCBB:

Fiscal Year 2015	High	Low
Fourth Quarter through March 31, 2015	$1.25	$1.00
Third Quarter through December 31, 2014	$1.18	$0.90
Second Quarter through September 30, 2014	$1.20	$0.66
First Quarter through June 30, 2014	$1.88	$0.81

Fiscal Year 2014	High	Low
Fourth Quarter through March 31, 2014	$1.89	$0.72
Third Quarter through December 31, 2013	$0.90	$0.66
Second Quarter through September 30, 2013	$0.83	$0.44
First Quarter through June 30, 2013	$0.44	$0.44

The last price at which the Company’s common stock was sold was $1.40 on June 26, 2015.

Holders

The Company had 139 record owners of its common stock as of June 26, 2015.

Dividends

No dividends have been declared or paid to date on the Company's common stock, and the Company does not anticipate paying dividends in the foreseeable future. The Company follows a policy of cash preservation for future use in the business.

Recent Sales of Unregistered Securities

During the year ended March 31, 2015, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been reported in a Form 8-K or Form 10-Q.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, this item is not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand our Company. The MD&A should be read in conjunction with our consolidated financial statements and accompanying notes. The MD&A includes the following sections:

●	Forward Looking Statements
●	Business Overview
●	Results of Operations – Year Ended March 31, 2015 Compared to Year Ended March 31, 2014
●	Liquidity and Capital Resources
●	Contractual Obligations and Commitments
●	Impact of Inflation
●	Recently Issued Accounting Pronouncements

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

Results of Operations

Performance Overview – Recent Trends

For the fiscal year ended March 31, 2015, the Company reported an increase in overall revenue of 11.5%. The increase in revenue was primarily due to overall increase in unit volumes across all categories. The number of home and office accounts increased for the fiscal year ended March 31, 2015 and the total units for many products increased to the retail establishments.

The Company continues to utilize advertising and promotional budgets to help promote various products. The Company has been pursuing ways to offer more sizes of the products off of our own delivery vehicles to increase sales to existing customers.

Overall operating expenses increased 13.0% for the year ended March 31, 2015 as compared to the same period ended March 31, 2014. Operating expenses increased from 65.5% of sales for the fiscal year ended March 31, 2014 to 66.3% of sales for the fiscal year ended March 31, 2015.

The Company believes that we are in a position to continue to grow in the markets we presently service by offering additional products and utilizing advertising and promotional budgets for promoting the products.  We plan to continue to pursue additional business in new and emerging markets.  In addition, we plan to continue to look for ways to decrease operating costs in order to maintain profitability in the future.

Year Ended March 31, 2015 Compared to Year Ended March 31, 2014

Sales

Sales for the year ended March 31, 2015 were $12,668,231 compared to $11,363,297 for the same period ended March 31, 2014, an increase of 11.5%.

Sales of the products used in the delivery to homes and offices which include 5 and 3 gallons bottles as well as the rental of dispenser units were 55.7% of sales and increased from $6,293,983 for fiscal year 2014 to $7,056,070 for fiscal year 2015, an increase of $762,087 or 12.1%. Total revenues for equipment rentals increased 20.4% from $554,321 for the fiscal year ended March 31, 2014 to $667,352 for the fiscal year ended March 31, 2015. The Company plans to continue to look for additional products to distribute to existing and new customers to increase sales off of existing route vehicles. The Company offers purified drinking water in the 5 gallon bottles for delivery off of existing route vehicles as a lower cost alternative for customers.

Filter rental and sales decreased slightly from $282,630 in fiscal year 2014 to $280,585 in fiscal year 2015, a decrease of $2,045 or less than 1%. The Company also sells coffee and coffee equipment from our existing route vehicles. Sales for coffee, coffee equipment and accessories increased from $318,160 for the fiscal year ended March 31, 2014 to $325,615 for the fiscal year ended March 31, 2015.

Sales of the Company’s PET products (.5 liter to 1.5 liter sizes), including private label products, represented 17.4% of sales for fiscal year 2015 and 17.3% of sales for fiscal year 2014 or $2,199,864 and $1,967,807, respectively. This represented an increase of 11.8%. The Company’s gallon size products were 15.7% of sales or $1,778,375 in fiscal year 2014 compared to 15.9% of sales or $2,016,697 in fiscal year 2015, an increase of 13.4%.

The Company distributes an organic vitamin charged spring water off of existing route vehicles as well as through major distributors throughout Colorado and in portions of surrounding states. Total net sales for the organic vitamin charge spring water were $137,084 for the fiscal year 2014 compared to $131,502 for the fiscal year 2015.

Gross Profit/Cost of Goods Sold

Cost of goods sold for fiscal year 2015 were $3,182,997, or 25.1% of sales, compared to $2,861,679, or 25.2% of sales for fiscal year 2014. Gross profit increased from $8,501,618 or 74.8% of sales for fiscal year 2014 to $9,485,234 or 74.9% of sales for fiscal year 2015. Overall, gross profit increased 11.6% from the fiscal year ended March 31, 2014.

Cost of goods sold for the home and office products were $428,837, or 6.1% of 5 and 3 gallon sales for fiscal year 2015, compared to $411,563, or 6.5% of 5 and 3 gallon sales for fiscal year 2014. Cost of goods sold for the Eldorado brand 1 gallon products were $1,119,290, or 55.5% of 1 gallon sales for fiscal year 2015, compared to $981,910, or 49.1% of 1 gallon sales for fiscal year 2014. Cost of goods sold for the PET products were $1,099,871, or 49.9% of sales for fiscal year 2015, compared to $966,151, or 49.1% of sales for fiscal year 2014.

Operating Expenses

Total operating expenses increased to $8,403,057 in fiscal year 2015 from $7,439,316 in fiscal year 2014, an increase of $963,741 or 13.0%. Of the total operating expenses, salaries and related expenses increased to $4,208,275 in fiscal year 2015, or 33.2% of sales, from $3,679,471 in fiscal year 2014, or 32.4% of sales. The increase in salaries and related expenses is due to the increase in overall revenues for the fiscal year 2015.

Administrative and general expenses increased 12.4% to $2,267,421 for fiscal year 2015 as compared to $2,017,330 for fiscal year 2014.  The increase was due in part to the cost of implementing a new CRM system. The Company also had additional costs related to professional fees and legal fees. Additionally, the Company incurred an additional $40,000 of bad debt expense in order to increase the allowance for doubtful accounts.

Delivery expenses increased from $975,805 for fiscal year 2014 to $1,090,900 for fiscal year 2015, an increase of 11.8%. Truck maintenance and leased equipment fees increased over the previous fiscal year as the Company entered into agreements for additional vehicles and had repair costs for damage to the leased vehicles that were taken out of service.

Advertising and promotion expenses increased 2.6% for fiscal year 2015 compared to fiscal year 2014.  Advertising and promotion expenses were 2.0% and 2.2% of sales for fiscal year 2015 and 2014, respectively.

Depreciation and amortization increased 12.3% for fiscal year 2015 as compared to fiscal year 2014. Depreciation and amortization was 4.6% of sales for fiscal year 2015 and 4.5% of sales for 2014.

Interest, Taxes, Other Income and Other Expenses

Interest expense for the year ended March 31, 2015 decreased 10.2% to $215,395 as compared to $239,826 for the year ended March 31, 2014 due to the reduction in the principal of the outstanding debt.

For the fiscal year ended March 31, 2015, the Company recorded income tax expense of $298,104 against our pretax income of $868,290, a 34.3% effective tax rate. For the fiscal year ended March 31, 2014, the Company recorded income tax expense of $320,051 against our pretax book income of $824,518, a 38.8% effective tax rate.

The Company had net income after taxes of $570,186 in fiscal year 2015 compared to net income of $504,467 for fiscal year 2014.

Liquidity and Capital Resources

Trade accounts receivable for the year ended March 31, 2015 were 24.4% more than at year ended March 31, 2014.  This partially resulted from the increase in overall revenue. Days sales outstanding was approximately 48 days at March 31, 2015 and 42 days at March 31, 2014.  In February 2014, the Company implemented a new customer relations management (CRM) system which affected our billing cycles. The Company expects billing schedules to return to normal resulting in days sales outstanding returning to previous levels.

Cash flows from operating activities had a net inflow of $1,045,970 for fiscal year 2015. The cash provided by operating activities represents an increase of $169,564 from fiscal year 2014. The largest reconciling item between net income and net cash flow from operations was the $577,267 of depreciation and amortization.  The Company anticipates that cash flow from operations will be available to fund existing obligations for expected cash requirements over the next year.

Cash flows from investing activities resulted in a net outflow of $369,228 for fiscal year 2015 as compared to net outflow of $471,289 for fiscal year 2014, a decrease of 21.7%.  This represents expenditures on equipment for additional electric water coolers, filtration equipment and coffee dispensing equipment that are rented to delivery customers.

Cash flows from financing activities resulted in a net outflow of $300,546 for fiscal year 2015 as compared to net outflow of $211,204 for fiscal year 2014, an increase of $89,342.

The Company’s cash balance at March 31, 2015 increased to $1,050,655 by a net amount of $376,196 from $674,459 at March 31, 2014.

The Company has a line of credit with ANB Bank in the amount of $750,000. As of March 31, 2015, the Company did not have a balance on the line of credit. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at Prime plus 1% with a minimum rate of 4.25%. The borrowing base was $750,000 as of March 31, 2015. The line includes certain reporting and financial covenants, is cross-collateralized by accounts receivable and inventory and is guaranteed by two company executives who are also directors of the Company. The line has a maturity date of December 27, 2015.

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

The above loans are cross-collateralized with the line of credit and secured by substantially all of the assets of the Company, including the real estate in Eldorado Springs and Louisville, Colorado. The loan agreements specify events of default customary to facilities of their type, including any non-payment of principal, interest or other amounts, misrepresentation of representations and warranties, violation of covenants, certain events of bankruptcy or insolvency, certain material judgments, seizure of assets, or other material adverse changes. Upon the occurrence of an event of default, the payments by the Company of all of its outstanding obligations may be accelerated, and the commitments under the loan agreements may be terminated by the respective lender. The loans are guaranteed by two Company executives who are also directors of the Company and a previous director and officer of the Company. The loan agreements also include certain performance and reporting covenants.

Contractual Obligations and Commitments

The following table sets forth our contractual commitments as of March 31, 2015:

Fiscal Year End	Long-Term Debt and Capital Leases	Operating Lease	Total
2016	$280,514	$431,422	$711,936
2017	202,459	418,866	621,325
2018	178,474	389,347	567,821
2019	163,001	349,002	512,003
2020	169,867	247,549	417,416
Thereafter	3,074,339	132,458	3,206,797

Total	$4,068,654	$1,968,644	$6,037,298

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

In August 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance clarifying management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The updated guidance requires that an entity’s management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The update is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. The amendment is not expected to have an impact on our consolidated financial statements or disclosures.

In May 2014, the FASB issued updated guidance which supersedes existing revenue recognition requirements in U.S. GAAP.  The updated guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, the guidance establishes a five-step approach for the recognition of revenue.  The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In April 2014, the FASB issued updated guidance changing the requirements for reporting discontinued operations.  The updated guidance requires that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component or components meet the criteria to be classified as held for sale, is disposed of by sale or is disposed of other than by sale.  The updated guidance also requires additional disclosures about discontinued operations.  The updates are effective for disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014.  The updates are not applicable to a component or components that are classified as held for sale before the effective date.  The amendment is not expected to have a significant impact on our consolidated financial statements.

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
Louisville, Colorado

We have audited the accompanying balance sheets of Eldorado Artesian Springs, Inc. (“the Company”) as of March 31, 2015 and 2014 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eldorado Artesian Springs, Inc. as of March 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

EKS&H, LLLP

June 29, 2015
Boulder, Colorado

Balance Sheets

	March 31, 2015	March 31, 2014
Assets
Current assets
Cash	$1,050,655	$674,459
Accounts receivable - trade, net	1,643,740	1,321,330
Inventories	450,041	377,907
Income tax receivable	-	57,358
Prepaid expenses and other	56,332	26,158
Deferred tax asset	44,470	29,648
Total current assets	3,245,238	2,486,860
Non-current assets
Property, plant and equipment, net	3,732,498	3,822,386
Investments	361,196	361,196
Water rights, net	71,675	71,675
Deposits	20,384	92,204
Other, net	109,545	125,482
Total non-current assets	4,295,298	4.472,943
Total assets	$7,540,536	$6,959,803

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$359,643	$452,494
Accrued expenses	398,605	361,026
Income taxes payable	138,914	-
Customer deposits	146,639	107,191
Current portion of capital lease obligations	91,860	82,508
Current portion of long-term debt	188,654	189,042
Total current liabilities	1,324,315	1,192,261
Non-current liabilities
Deferred tax liability	147,805	59,151
Capital lease obligations, less current portion	68,771	73,462
Long-term debt, less current portion	3,719,369	3,924,839
Total non-current liabilities	3,935,945	4,057,452
Total liabilities	5,260,260	5,249,713
Commitments and contingencies
Stockholders' equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $.001 per share; 50,000,000 shares authorized; 6,036,091 issued and outstanding	6,036	6,036
Additional paid-in capital	1,693,738	1,693,738
Retained Earnings	580,502	10,316
Total stockholders' equity	2,280,276	1,710,090
Total liabilities and stockholders' equity	$7,540,536	$6,959,803

See notes to financial statements

Statements of Operations

	For the Years Ended
	March 31,
	2015	2014
Revenues
Water and related, net	$12,497,850	$11,192,711
Resort operations	170,381	170,586
Total revenues	12,668,231	11,363,297
Cost of goods sold	3,182,997	2,861,679
Gross profit	9,485,234	8,501,618
Operating expenses
Salaries and related expenses	4,208,275	3,679,471
Administrative and general	2,267,421	2,017,330
Delivery	1,090,900	975,805
Advertising and promotions	259,194	252,540
Depreciation and amortization	577,267	514,170
Total operating expenses	8,403,057	7,439,316
Income from operations	1,082,177	1,062,302
Other income (expense)
Interest income	1,508	2,042
Interest expense	(215,395)	(239,826)
Total other expense	(213,887)	(237,784)
Income before income taxes	868,290	824,518
Income tax expense
Current	(224,271)	(268,375)
Deferred	(73,833)	(51,676)
Total income tax expense	(298,104)	(320,051)
Net income available to common shareholders	$570,186	$504,467

Basic common shares outstanding	6,036,091	6,036,091
Basic income per common share	$0.09	$0.08

Diluted weighted average common shares outstanding	6,038,738	6,051,043
Diluted income per common share	$0.09	$0.08

See notes to financial statements

Statement of Changes in Stockholders' Equity
For the Years Ended March 31, 2015 and 2014

	Common Stock			(Accumulated Deficit)
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance - March 31, 2013	6,036,091	$6,036	$1,693,738	$(494,151)	$1,205,623
Net income	-	-	-	504,467	504,467
Balance - March 31, 2014	6,036,091	$6,036	$1,693,738	$10,316	$1,710,090
Net income	-	-	-	570,186	570,186
Balance - March 31, 2015	6,036,091	$6,036	$1,693,738	$580,502	$2,280,276

See notes to financial statements

Statements of Cash Flows

	For the Years Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net income	$570,186	$504,467
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	577,267	514,170
Deferred income taxes	73,833	51,676
Changes in assets and liabilities
Accounts receivable	(322,410)	(314,133)
Inventories	(72,134)	42,141
Prepaid expenses and other	38,781	12,883
Accounts payable	(92,851)	37,052
Accrued expenses	37,579	92,010
Income taxes payable	196,271	(66,125)
Customer deposits	39,448	2,265
Net cash provided by operating activities	1,045,970	876,406
Cash flows from investing activities
Purchases of property and equipment	(369,228)	(471,289)
Net cash used in investing activities	(369,228)	(471,289)
Cash flows from financing activities
Payments on long-term debt and capital leases	(300,546)	(230,123)
Borrowings on long-term obligations	-	18,919
Net cash used in financing activities	(300,546)	(211,204)
Net increase in cash	376,196	193,913
Cash – beginning of year	674,459	480,546
Cash - end of year	$1,050,655	$674,459

Supplemental disclosure of cash flow information

Cash paid during the year for interest was $215,395 (2015) and $239,826 (2014).

Cash paid during the year for income taxes was $28,000 (2015) and $292,000 (2014).

The Company acquired $99,349 (2015) and $234,975 (2014) in equipment through capital leases.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At March 31, 2015 and 2014, the Company did not have any cash equivalents.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered.  The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were deemed necessary during the fiscal years 2015 and 2014.

Customer Deposits

Customer deposits consist primarily of deposits on bottles and equipment.

Stock Based Compensation

The Company accounts for stock-based compensation arrangements for employees and recognizes compensation expense for share-based awards based on the grant date estimated fair value of the awards using the Black Scholes option pricing model.  Compensation expense for all share-based awards is recognized in earnings over the requisite service period (generally the vesting period).  The Company records compensation expense related to non-employees over the service periods commensurate with the services provided.  The Company did not have any stock based compensation expense during fiscal year 2015 and 2014.

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

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of March 31, 2015 and 2014, no liabilities for uncertain tax positions have been recorded.

Basic and Diluted Income Per Common Share

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

Potentially dilutive common shares and outstanding options and warrants which have been excluded from the computation of diluted income per share as of March 31, 2015 and 2014 were 78,000 and 99,000, respectively, because their effect would have been antidilutive.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, receivables, accounts payable and accrued expenses approximated fair value as of March 31, 2015, because of the relatively short maturity of these instruments. The carrying amount of long-term debt issued approximates fair value as of March 31, 2015 because interest rates on these instruments approximate market interest rates.

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

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expense for the years ended March 31, 2015 and 2014 were $259,194 and $252,540, respectively.

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

In August 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance clarifying management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The updated guidance requires that an entity’s management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The update is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. The amendment is not expected to have an impact on our consolidated financial statements or disclosures.

In May 2014, the FASB issued updated guidance which supersedes existing revenue recognition requirements in U.S. GAAP.  The updated guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, the guidance establishes a five-step approach for the recognition of revenue.  The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In April 2014, the FASB issued updated guidance changing the requirements for reporting discontinued operations.  The updated guidance requires that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component or components meet the criteria to be classified as held for sale, is disposed of by sale or is disposed of other than by sale.  The updated guidance also requires additional disclosures about discontinued operations.  The updates are effective for disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014.  The updates are not applicable to a component or components that are classified as held for sale before the effective date.  The amendment is not expected to have a significant impact on our consolidated financial statements.

Note 2 - Balance Sheet Disclosures

Accounts receivable consist of the following:

	March 31, 2015	March 31, 2014
Accounts receivable
Accounts receivable	$1,763,740	$1,401,330
Allowance for doubtful accounts	(120,000)	(80,000)
	$1,643,740	$1,321,330

Property, plant and equipment consist of the following at:

	March 31, 2015	March 31, 2014
Property, plant and equipment
Land	$1,000,263	$1,000,263
Buildings and improvements	4,634,662	4,543,436
Machinery and equipment	6,545,792	6,228,346
Office furniture and fixtures	390,224	330,561
CRM/ERP system	220,807	220,807
	12,791,748	12,323,413
Less accumulated depreciation and amortization	(9,059,250)	(8,501,027)
	$3,732,498	$3,822,386

Depreciation expense for the fiscal year ended March 31, 2015 and 2014 was $558,465 and $497,507, respectively.

Accrued expenses consist of the following at:

	March 31, 2015	March 31, 2014
Accrued expenses
Accrued payroll and taxes	$185,843	$153,680
Accrued property taxes	169,970	171,000
Accrued sales taxes	42,792	36,346
	$398,605	$361,026

Note 3 - Long-Term Debt

Long-term debt is as follows:

	March 31, 2015	March 31, 2014

Note payable to a bank with interest fixed at 5.0% until February 2017, at which time the interest rate may change. The note calls for monthly principal and interest payments of $17,690 with unpaid principal and interest due February 2, 2022. The note is cross-collateralized with the line of credit and backed by substantially all assets of the Company and guaranteed by two Company executives who are also directors of the Company and a previous director and officer of the Company. The note is subject to certain restrictive covenants.	$2,568,417	$2,648,620
Note payable to a bank with an effective interest rate of 4.951% for the full 20 year term. The note calls for monthly principal and interest payments of $10,089 and matures in April 2032. The note is cross collateralized with the line of credit and backed by substantially all assets of the Company and guaranteed by two Company executives who are also directors of the Company and a previous director and officer of the Company.	$1,289,506	$1,348,046
Note payable to a bank with interest fixed at 6% until maturity in October 2017. The note calls for monthly principal and interest payments of $349. The note is cross collateralized with the line of credit and backed by substantially all assets of the Company and is guaranteed by two Company executives who are also directors of the Company and a previous director and officer of the Company.	$3,704	$9,873
Note payable to a bank with interest fixed at 6% until maturity in May 2017. The note calls for monthly principal and interest payments of $444. The note is cross collateralized with the line of credit and backed by substantially all assets of the Company and is guaranteed by two Company executives who are also directors of the Company and a previous director and officer of the Company.	$10,396	$15,342
Agreement with a vendor for CRM software. Agreement calls for monthly payments of $4,000 until February 2016.	$36,000	$92,000
	3,908,023	4,113,881
Less current portion	(188,654)	(189,042)
	$3,719,369	$3,924,839

Maturities of Long-Term Debt Obligations:

Year Ending March 31,
2016	$188,654
2017	155,260
2018	156,902
2019	163,001
2020	169,867
Thereafter	3,074,339
Total payments	3,908,023

Note 4 – Line of Credit

The Company has a line of credit with ANB Bank in the amount of $750,000. As of March 31, 2015, the Company did not have a balance on the line of credit. The line of credit is subject to certain borrowing base requirements, requires monthly interest payments calculated at Prime plus 1% with a minimum rate of 4.25%. The borrowing base was $750,000 as of March 31, 2015. The line includes certain reporting and financial covenants, is cross-collateralized by accounts receivable and inventory of the Company and is guaranteed by two Company executives who are also directors of the Company. The line has a maturity date of December 27, 2015.

Note 5 - Capital Leases

The Company acquired assets under the provisions of a long-term lease.  For financial reporting purposes, minimum lease payments relating to the assets have been capitalized.  The leases have various expiration dates between September 2015 and October 2017.  Amortization of the leased property is included in depreciation expense.

The assets under capital lease have cost and accumulated amortization as follows:

March 31,
2015
Cost	$419,549
Less accumulated amortization	(299,336)
$120,213

Maturities of capital lease obligations are as follows:

Year Ending March 31,
2016	$105,999
2017	51,226
2018	24,434
Total minimum lease payments	181,659
Amount representing interest	(21,028)
Present value of net minimum lease payments	160,631
Less current portion	(91,860)
Long term capital lease obligation	$68,771

Note 6 - Income Taxes

The Company is subject to income taxes in the U.S. federal jurisdiction, and various state and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the United States, the tax years 2011-2014 remain open to examination by the federal Internal Revenue Service and the tax years 2010-2014 remain open for various state taxing authorities. The net current and long-term deferred tax assets and liabilities in the accompanying balance sheet include the following:

	March 31, 2015	March 31, 2014
Current deferred tax asset	$44,470	$29,648
Current deferred tax liability	-	-
Net current deferred tax asset	$44,470	$29,648

Temporary differences giving rise to the net deferred tax (liability) asset are as follows:

Allowance for doubtful accounts	$44,470	$29,648
Property and equipment	(149,805)	(85,673)
Net operating loss and credits	2,000	26,522
	$(103,335)	$(29,503)

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income compared to the income tax expense (benefit) in the statements of income:

	For the Years Ended
	March 31,
	2015	2014

Federal income taxes computed at statutory rate	$295,218	$280,336
State income taxes, net	25,432	23,760
Return to provision adjustments	(19,007)	3,820
Domestic production activities deduction	(26,570)	-
Other disallowances	23,031	12.135
	$298,104	$320,051
Effective tax rate	34.3%	38.8%

Note 7 – Commitments and Contingency

Operating Leases

The Company leases delivery trucks, vehicles, equipment and property under non-cancelable operating leases.  Rent expense for these leases was $463,662 and $446,302 for the years ended March 31, 2015 and 2014, respectively.

Future minimum lease payments under these leases are approximately as follows:

Year Ending March 31,
2016	$431,422
2017	418,866
2018	389,347
2019	349,002
2020	247,549
Thereafter	132,458
$1,968,644

Renewable Energy Service Agreement

On June 11, 2009, the Company entered into a twenty year renewable energy service agreement with Eldorado Springs Solar, LLC, an unrelated third party, to design, install, own, operate and maintain a solar electricity generating system at our property in Louisville, Colorado. The Company will purchase all of the solar electricity generated by the system which will provide approximately 50% of the electricity needs at the facility in Louisville, Colorado. The agreement provides a guaranteed energy rate schedule for 10 years with a reset rate in year eleven for the electric cost. If the Company was to terminate the agreement the Company would be required to pay a termination penalty. As of March 31, 2015, this penalty would be approximately $350,000. The Company also has the option to purchase and take title to the system starting in year eleven. During the fiscal year ended March 31, 2015 and 2014, the Company expensed $9,916 and $11,750, respectively, in utility costs under this agreement.

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

Note 9 - Stockholders' Equity

Stock Options

The Company has a qualified stock plan, the 2008 Incentive Stock Plan, pursuant to which 2,000,000 shares were reserved for issuance.  As of March 31, 2015, 1,950,000 shares were available for future grant.  Additionally, the Company previously had a qualified stock plan, the 1997 Stock Option Plan, which expired in 2007, pursuant to which 875,000 shares were reserved for issuance.  As of March 31, 2015, 38,000 shares were reserved for issuance pursuant to outstanding grants and no shares were available for future grant as the plan has expired.  The 2008 Incentive Stock Plan and the 1997 Stock Option Plan, referred to herein as the Plans, and the shares issuable there under, are both registered on Form S-8 with the Securities and Exchange Commission.  The Plans provide for the grant of options and other equity based awards to employees, directors and consultants of the Company and are administered by the Company’s Board of Directors.

The following table presents the activity for options outstanding:

	Stock Options	Weighted Average Exercise Price
Outstanding - March 31, 2013	104,000	$1.57
Granted	-	-
Forfeited/canceled	(5,000)	0.88
Exercised	-	-
Outstanding - March 31, 2014	99,000	1.60
Granted	-	-
Forfeited/canceled/expired	(11,000)	1.00
Exercised	-	-
Outstanding - March 31, 2015	88,000	$1.66

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Price*	Life*	Number	Price*
$0.875	10,000	$0.88	0.08	10,000	$0.88
1.65	13,000	1.65	1.09	13,000	1.65
1.75	15,000	1.75	2.09	15,000	1.75
1.80	50,000	1.80	3.05	50,000	1.80
Total - March 31, 2015	88,000	$1.66	2.26	88,000	$1.66

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, in years, respectively.

As of March 31, 2015 all options granted under the 1997 Incentive Stock Plan were fully vested and 50,000 options were fully vested under the 2008 Incentive Stock Plan.

Note 10 - Employee Benefit Plan

The Company has adopted a 401(k) profit sharing plan for its employees.  Employees become eligible to participate in the plan once they have completed one year of service and have reached 21 years of age.  Contributions by the Company and employees vest immediately.  The Company matches 100% of employee’s contributions up to 3% of the employee’s gross pay.  The Company matched approximately $54,200 for the year ended March 31, 2015 and $52,600 for the year ended March 31, 2014.  No discretionary profit sharing contributions were approved by the Board of Directors for the years ended March 31, 2015 and 2014.

Note 11 – Subsequent Events

On April 20, 2015, the Board of Directors of the Company approved and authorized the Company to terminate the registration of its common stock and suspend its reporting obligations under Sections 12(g) and 15(d), respectively, of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company filed a Form 15 with the US Securities and Exchange Commission (the “SEC”) to effect this termination on April 30, 2015. The Company expects that the deregistration will become effective 90 days after the filing of the Form 15.

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

Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective for the purpose of providing reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), referred to as the Internal Control-Integrated Framework. Based on this assessment, management, with the participation of our principal executive officer and principal financial officer, has determined that we maintained effective internal controls over financial reporting as of March 31, 2015.

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

Remediation of Material Weaknesses

A material weakness is a significant deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

As disclosed in the Company’s 2014 Annual Report on Form 10-K, management concluded that our internal control over financial reporting was previously not effective based on the material weakness in internal control over financial reporting surrounding our lack of technical expertise regarding complex accounting matters associated with certain income tax calculations. Management has remediated this material weakness in fiscal 2015. Specifically, during the year ended March 31, 2015, we implemented have utilized external advisors regarding complex income tax calculations to supplement knowledge that may not be available internally.

Based on management’s assessment, the controls over financial reporting surrounding our accounting for income taxes are deemed to be operating effectively as of March 31, 2015.

Changes In Internal Control Over Financial Reporting

Other than the change above described in “Remediation of Material Weakness,” which occurred during 2015, there were no changes in the Company’s internal control over financial reporting during the fourth quarter 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Subsequent Events

On April 20, 2015, the Board of Directors of the Company approved and authorized the Company to terminate the registration of its common stock and suspend its reporting obligations under Sections 12(g) and 15(d), respectively, of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company filed a Form 15 with the U.S. Securities and Exchange Commission (the “SEC”) to effect this termination on April 30, 2015.

The Company expects that with the filing of the Form 15, the Company's obligation to file periodic and current reports with the SEC, Forms 10-K, 10-Q, and 8-K, will be suspended. As of the first day of the Company’s current fiscal year, April 1, 2015, the Company had fewer than 300 shareholders of record, which permits suspension of its reporting obligations. The Company expects that the deregistration will become effective 90 days after the filing of the Form 15. Following the effective date of deregistration, the Company will no longer file periodic reports with the SEC, including Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q, and it will no longer be subject to the SEC’s proxy rules or Section 16 requirements.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Company’s entire Board of Directors, which currently consists of four directors, is elected annually by the shareholders at the annual shareholders meeting, to hold office until the next annual meeting of shareholders or until their successors are elected and qualified or until the earlier of their death, resignation or removal. The Company’s Bylaws provide that the number of directors constituting the Board shall be between one and seven, to be fixed by the Board from time to time.  There are no arrangements or understandings between the Company and any person pursuant to which such person has been elected or nominated as a director.  There is no family relationship between any director or nominee for director and any other director, nominee or executive officer of the Company.

The following table sets forth the name and age of each nominee for director, indicating all positions and offices with the Company presently held by him or her, and the commencement of their term as a director.

Name	Age	Position(s)	Director Since

Douglas A. Larson	60	President and Director	1986

Jeremy S. Martin	60	Vice President of Marketing and Director	1986

J. Ross Colbert	59	Director	2007

Jane S. Miller	56	Director	2014

The principal occupation and business experience of each nominee for director is set forth below.

Douglas A. Larson was a co-founder of Eldorado, has served as a director since 1986 and has been President of Eldorado since 1991.  Mr. Larson’s responsibilities include corporate strategy and administration of all operating activities at Eldorado.  Before his association with Eldorado, Mr. Larson worked as a stockbroker with Richey-Frankel and Co. from 1981 to 1983 and with B.J. Leonard, Inc. from 1980 to 1981.  Mr. Larson holds a Bachelor of Science Degree in Business Finance from the University of Colorado. The Board believes that Mr. Larson’s prior experience with the financial markets as a former stockbroker, his executive management experience and his knowledge of the beverage industry provides us with valuable insight to our product development, operational and financial challenges and qualify him to serve as a member of our Board of Directors.  Mr. Larson has served as a director of the Company for 29 years.

Jeremy S. Martin was a co-founder of Eldorado, has served as a director since 1986 and has served as Vice President since 1985.  Mr. Martin’s responsibilities include special event promotions and public relations.  Before his association with Eldorado, Mr. Martin was an independent distributor for Sunasu International, a nutritional products manufacturer.  Mr. Martin holds a Bachelor of Science Degree in Business from the University of Colorado. The Board believes that Mr. Martin’s prior experience as a distributor for a major nutritional products manufacturer and his knowledge regarding our sales and marketing operations, including current industry trends and conditions, qualify him to serve as a member of our Board of Directors.  Mr. Martin has served as a director of the Company for 29 years.

J. Ross Colbert has served as a director of Eldorado since 2007.  Mr. Colbert is the Global Strategist for Beverages with Rabobank in their Food and Agribusiness Research and Advisory (FAR) group based in New York. Mr. Colbert has over 22 years of beverage industry experience. He has completed more than 60 transactions across numerous industry segments including soft drinks, bottled water, juice, beer, contract packaging, equipment suppliers and packing companies.  He has advised several of the largest national and global beverage companies such as Nestle, Cadbury Schwepps, Heineken and PepsiCo, as well as many privately-owned, middle market companies in the industry.  Mr. Colbert has also worked closely with leading private equity funds and financial institutions in structuring beverage industry acquisitions and divestitures.  Mr. Colbert graduated from the University of Hawaii and completed the Executive Program of the Wharton School of Business of the University of Pennsylvania.  He received an MBA from the University of New Haven. The Board believes that Mr. Colbert’s industry knowledge, experience in beverage industry mergers, acquisitions and financings, including valuation and strategic planning, and insight gained as a consultant to numerous industry participants, bring a valuable outside perspective to the Board and qualify him to serve as a member of our Board of Directors.  Mr. Colbert has served as a director of the Company for 7 years.

Jane S. Miller has served as a director of Eldorado since 2014.  She is the founder of a career advice website, Janeknows.com, and the author of Sleep Your Way to the Top (and other myths about business success).  She is deeply engaged as a mentor at the University of Colorado and as a board member of the Unreasonable Institute, Justin’s Nut Butter and Rework. She has thirty years in the corporate world holding c-suite positions at PepsiCo, Bestfoods, HJ Heinz and Hostess.  Most recently, she was the CEO of Rudi’s Organic Bakery, a private-equity backed company, from 2009 until it was sold to Hain-Celestial in April 2014.  Ms. Miller has a Russian Studies degree from Knox College in Galesburg, IL and an MBA from Southern Methodist University in Dallas, TX.

Identification of Executive Officers

The following table sets forth information about the executive officers of the Company, including age, principal occupation and date each first became an executive officer.

Name	Age	Position(s)	Officer Since

Douglas A. Larson	60	President	1986
Jeremy S. Martin	60	Vice President of Marketing	1986
Cathleen M. Shoenfeld	46	Chief Financial Officer and Corporate Secretary	1998
Kate Janssen	44	Vice President of Sales and Customer Service	2002

Biographical information about Messrs. Larson and Martin can be found in the section above entitled “Identification of Directors.”  Biographical information concerning executive officers who are not serving as directors is set forth below.  Executive officers are appointed by the Board of Directors and serve at the discretion of the Board until their successors are appointed.

Cathleen M. Shoenfeld joined Eldorado in 1990 and served as Assistant Treasurer from 1991 to 1998.  Currently, Ms. Shoenfeld is Chief Financial Officer and Corporate Secretary and her responsibilities include the procurement of financing for growth of operations of Eldorado, as well as overseeing the accounting functions for Eldorado including the annual audit and corporate reporting.  Ms. Shoenfeld holds a Bachelor of Science Degree in Economics and a Masters of Business Administration from the University of Colorado and is a Certified Management Accountant (CMA).

Kate Janssen joined Eldorado in 1995 and has served as Vice President in charge of Sales & Customer Service since 2002. Her responsibilities include management of the sales and service sectors of the wholesale product divisions.  Ms. Janssen holds a Bachelor of Fine Arts Degree from the University of Colorado.

Involvement in Certain Legal Proceedings

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and beneficial owners of more than 10% of the Company’s outstanding common stock (collectively, “Insiders”) to file reports with the SEC disclosing direct and indirect ownership of the Company’s common stock and changes in such ownership. The rules of the SEC require Insiders to provide the Company with copies of all Section 16(a) reports filed with the SEC. Based solely upon a review of copies of Section 16(a) reports received, the Company believes that during the last fiscal year, all filing requirements under Section 16(a) applicable to its officers, directors and 10% shareholders were timely met.

Code of Ethics

The Board has adopted a Code of Ethics to provide guidance on maintaining the Company’s commitment to being honest and ethical in its business endeavors.  The code covers a wide range of business practices, procedures and basic principles regarding corporate and personal conduct and applies to all directors, executives, officers and employees.  A copy of the code may be obtained by written request submitted to the Company’s Chief Financial Officer, Eldorado Artesian Springs, Inc., 1783 Dogwood Street, Louisville, Colorado 80027.

Corporate Governance
Director Nominations

The entire Board of Directors acts as the Company’s nominating committee and the Board has not adopted a nominating committee charter.  The Board believes that, considering the size of the Company and the Board of Directors, decisions relating to nominations for election to the Board can be made on a case-by-case basis by all members of the Board without the formality of a nominating committee.  The Board of Directors does not have an express, specific policy with regard to the consideration of any director candidates recommended by shareholders since the Board believes that it can adequately evaluate any such nominees on a case-by-case basis.  However, the Board will consider shareholder recommendations for director nominees that are properly received in accordance with the Company’s bylaws and the applicable rules and regulations of the Securities and Exchange Commission.  The Board will evaluate shareholder-recommended candidates under the same criteria as internally generated candidates. Although the Board does not currently have formal minimum criteria for nominees, the Company believes that its directors should have the highest professional and personal ethics and values. They should be committed to enhancing shareholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties. Each director must represent the interest of all shareholders. When considering potential director candidates, the Board considers the candidate’s character, judgment, diversity, age, and skills, including financial literacy and experience in the context of the Company’s needs and the needs of the Board of Directors.  Substantial relevant business and industry experience would generally be considered important qualifying criteria, as would the ability to attend and prepare for director and shareholder meetings. Any candidate must state in advance his or her willingness and interest in serving on the Board.

Audit Committee and Audit Committee Financial Expert

The entire Board of Directors acts as the Company’s audit committee and the Board has not adopted an audit committee charter.  The Board’s duties in its capacity as audit committee are as follows:  (i) review recommendations of the Company’s independent registered public accountants concerning the Company’s accounting principles, internal controls and accounting procedures and practices; (ii) review the scope of the annual audit; (iii) approve or disapprove each professional service or type of service other than standard auditing services to be provided by the registered public accountants; and (iv) review and discuss with the Company’s independent registered public accountants the Company’s audited financial statements.  The Board has determined that Mr. Colbert, an independent director, qualifies as an audit committee financial expert as defined within Section 229.407(d)(5) of the Securities Exchange Act of 1934.

Report of the Board of Directors Acting as the Audit Committee

The Board of Directors serves as the Company’s audit committee.  The Board acting as audit committee reviews the Company’s financial reporting process. In this context, the Board:

●	has reviewed and discussed with management the audited financial statements for the year ended March 31, 2015.

●	has discussed with EKS&H, LLLP, the Company’s independent registered public accountants, the matters required to be discussed by Statement on Auditing Standards No. 61, as modified or supplemented.

●
has received the written disclosures and the letter from EKS&H, LLLP, required by Independence Standards Board Standard No. 1 (“Independence Discussions with Audit Committees”), as modified or supplemented, and has discussed with EKS&H, LLLP, the independent registered public accountant’s independence.

Based on this review and the discussions referred to above, the Board determined that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015, for filing with the Securities and Exchange Commission. The Board also appointed EKS&H, LLLP, as the Company’s independent registered public accountants for 2016.

This report is submitted on behalf of the members of the Board of Directors acting as the audit committee:

Douglas Larson	Jeremy Martin	J. Ross Colbert	Jane S. Miller

The Report of the Board acting as the audit committee set out above shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall it be incorporated by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference and shall not otherwise be deemed filed under these Acts.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation earned during the fiscal years ended March 31, 2015 and 2014 by the Company’s (i) principal executive officer; (ii) the two most highly compensated executive officers, other than the Company’s principal executive officer, and (iii) those two individuals, if any, who would have otherwise been in included in item (ii) above but for the fact that they were not serving as an executive officer as of March 31, 2015 (the individuals falling within categories (i), (ii) and (iii) are collectively referred to as the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)		Total ($)
Douglas A. Larson,	2015	$156,000	—	—	—	—	—	$12,906	(2)	$168,906
President	2014	$145,112	—	—	—	—	—	$13,635	(2)	$158,747

Jeremy Martin,	2015	$136,500	—	—	—	—	—	$11,694	(2)	$148,194
Vice President of Marketing	2014	$132,150	—	—	—	—	—	$11,810	(2)	$143,960

Cathleen Shoenfeld,	2015	$130,000	—	—	—	—	—	$4,911	(2)	$134,911
Chief Financial Officer	2014	$126,640	—	—	—	—	—	$4,810	(2)	$131,450

Kevin Sipple (3)	2015	$30,000	—	—	—	—	—	$1,455	(2)	$31,455
Vice President of Operations	2014	$130,650	—	—	—	—	—	$3,900	(2)	$134,550
____________________
(1)
Includes all other compensation not reported in the preceding columns, including perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000.  Does not include certain fringe benefits made available on a nondiscriminatory basis to all the Company’s employees, such as group health insurance, vacation and sick leave, no-cost Eldorado water and related products, and Eldorado resort/swimming pool admission.

(2)
Includes (i) $8,226 paid in 2015 and $9,301 paid in 2014 to Mr. Larson, $1,200 paid in 2015 and $1,800 paid in 2014 to Mr. Sipple and $11,694 paid in 2015 and $7,960 paid in 2014 to Mr. Martin by the Company for vehicle lease, insurance and gas and (ii) $4,680 paid in 2015 and $4,334 paid in 2014 to Mr. Larson, $900 paid in 2015 and $3,900 paid in 2014 to Mr. Sipple and $4,095 paid in 2015 $3,950 paid in 2014 to Mr. Martin and $3,900 paid in 2015 and $3,799 paid in 2014 to Ms. Shoenfeld by the Company as matching contributions to the Company’s 401(k) plan.

(3)	Mr. Sipple resigned his position in May 2014.

Non-Employee Director Compensation

Each non-employee director receives compensation totaling $1,000 for each meeting of the Board he or she attends in person or by qualified electronic means. In addition, if the Board of Directors form any Board committees in the future, it is anticipated that each non-employee director will receive $500 for each committee meeting he or she attends in person or by electronic means. Directors are also reimbursed for out-of pocket travel and other expenses incurred in attending Board and/or committee meetings.  In addition, non-employee directors may be engaged by the Company to perform consulting services from time to time and receive compensation for such services as negotiated with the Company.

The table below provides additional information with respect to compensation paid to the Company’s non-employee directors during fiscal 2015:

Name(1)	Fee Earned or Paid in Cash ($)(2)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)

Ross Colbert	$12,500	-	-	-	$12,500

Jane S. Miller	$10,500	-	-	-	$10,500
____________________
(1)
Douglas A. Larson, the Company’s Chief Executive Officer and President and Jeremy S. Martin, the Company’s Vice President of Marketing, are not included in this table as they are employees and thus receive no compensation for their services as directors.  The compensation received by Messrs. Larson and Martin as employees is shown in the summary compensation table above.

(2)	There were three meetings of the Board during fiscal 2015.

Compensation Philosophy

The Company does not currently have a compensation committee and the Board has not adopted a compensation committee charter.  Compensation decisions regarding executive officers and directors are made by the entire Board of Directors.  The Board believes that it is appropriate not to have a compensation committee considering the current size of the Company and the Board and the Board’s current composition of directors.  The Board places high value on attracting and retaining executives since it is their talent and performance that is responsible for the Company’s success.  The Company’s general compensation philosophy is to create a performance-based culture that attracts and retains superior individuals. The Company does not have any employment agreements with any of its executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of March 31, 2015.

Equity Compensation Plan Information Table

	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	88,000	$1.66	1,950,000

Total	88,000	$1.66	1,950,000
____________________
(1)
Includes the Company’s 1997 Stock Option Plan (the “1997 Plan”) and the 2008 Incentive Stock Plan (the “2008 Plan”).  The 1997 Plan expired in May 2008, however there are currently outstanding options to purchase 38,000 shares of common stock with a weighted average exercise price of $1.41 per share.  With respect to the 2008 Plan, there are currently outstanding options to purchase a total of 50,000 shares of common stock with a weighted average exercise price of $1.80 and a total of 1,950,000 shares reserved for future awards.  None of these options are held by the Company’s named executive officers.

Security Ownership of Certain Beneficial Owners

The following table, together with the accompanying footnotes, sets forth information regarding the beneficial ownership of the common stock of the Company as of June 27, 2015, for (i) each person known by the Company to own beneficially more than 5% of the Company’s common stock, (ii) each named executive officer, (iii) each of the Company’s directors and director nominees, and (iv) all directors and executive officers as a group. Applicable percentage ownership in the following table is based on 6,135,091 shares of common stock outstanding as of June 29, 2015, including securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the Securities and Exchange Act of 1934, as amended.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the securities. Subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Unless indicated below, the address of each of the principal shareholders is c/o Eldorado Artesian Springs, Inc., 1783 Dogwood Street, Louisville, Colorado 80027.

Name and Address	Shares Beneficially Owned		Percentage of Class

Douglas A. Larson	987,181	(1)	16.1%
Kevin M. Sipple	1,527,348	(2)	24.9%
Jeremy S. Martin	1,542,120		25.1%
Cathleen Shoenfeld	18,000		less than 1%

All officers and directors as a group, 6 persons (3)	4,074,649		66.4%
____________________
(1)	Mr. Larson’s shares also include 13,171 shares held by Mr. Larson’s spouse. Mr. Larson has no voting or investment authority over the shares owned by his wife.
(2)	Mr. Sipple was a director and officer of the Company. Mr. Sipple resigned his position in May 2014.
(3)	Kate Janssen, who is an executive officer of the Company and J. Ross Colbert and Jane S. Miller, who are independent directors, do not beneficially own any shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During the year ended March 31, 2015, there have been no transactions between the Company and any related persons in which the amount involved exceeds $120,000 and in which any related person had or will have an indirect material interest.

Independence of Directors

The Board has determined that J. Ross Colbert and Jane S. Miller are independent directors as that term is defined under Nasdaq Listing Rule 5605(a)(2). Messrs. Larson and Martin are not independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit, Audit-Related, Tax, and All Other Fees

The following table shows the aggregate fees billed to the Company for professional services by the Company’s principal independent registered public accounting firm, EKS&H, LLLP, for the fiscal years ended March 31, 2015 and 2014, respectively:

	Fiscal 2015	Fiscal 2014
Audit Fees(1)	$69,000	$64,500
Audit-Related fees	-	-
Tax Fees(2)	9,275	7,525
All Other Fees	-	-
Total Fees	$78,275	$72,025
____________________
(1)
Includes fees for the Company’s annual audits and reviews of the Company’s quarterly financial statements or services that are normally provided by the Company’s registered public accountant in connection with statutory or regulatory filings or engagements.

(2)	Includes fees for tax preparation services.

Pre-Approval Policies

The Company’s Board of Directors, which serves as the audit committee, reviews the scope and extent of all audit and non-audit services to be provided by the independent registered public accountant and reviews and pre-approves all fees to be charged for such services.  The Board of Directors may establish additional or other procedures for the approval of audit and non-audit services that the Company’s independent registered public accountant performs.  In pre-approving services to be provided by the independent registered public accountant, the Board of Directors considers whether such services are consistent with applicable rules regarding auditor independence.  All fees set forth in the table above were approved by the Board of Directors.

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

101**
Financial Statements from the Annual Report on Form 10-K of Eldorado Artesian Springs for the year ended March 31, 2015, formatted in XBRL: (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Stockholders Equity; (iv) Statements of Cash Flow; and (iv) Notes to Financial Statements
Filed herewith

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

ELDORADO ARTESIAN SPRINGS, INC.

Dated: June 29, 2015	By:	/s/ Douglas A. Larson
Douglas A. Larson,
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas A. Larson	President and Director	June 29, 2015
Douglas A. Larson

/s/ Cathleen Shoenfeld	Chief Financial Officer, Chief Accounting Officer	June 29, 2015
Cathleen Shoenfeld	(Principal Financial and Accounting Officer), Secretary

/s/ Jeremy S. Martin	Vice-President and Director	June 29, 2015
Jeremy S. Martin

/s/ J. Ross Colbert	Director	June 29, 2015
J. Ross Colbert

/s/ Jane S. Miller	Director	June 29, 2015
Jane S. Miller